Form 10QSB
period 2008-06-30
ZETA ACQUISITION CORP III
filed 2008-08-11
CIK 1422143

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of August 11, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Zeta Acquisition Corp. III

- INDEX -

Page(s)
PART I- FINANCIAL INFORMATION:

Item 1. Financial Statements (unaudited):

Report of Independent Registered Public Accounting Firm	F-1

Condensed Balance Sheets	F-2
As of June 30, 2008 and December 31, 2007

Condensed Statements of Operations	F-3
For the Three and Six Months Ended June 30, 2008 and
For the Cumulative Period from November 16, 2007 (Inception) to June 30, 2008

Condensed Statements of Cash Flows	F-4
For the Three and Six Months Ended June 30, 2008 and
For the Cumulative Period from November 16, 2007 (Inception) to June 30, 2008

Notes to Financial Statements	F-5– F-7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3A(T). Controls and Procedures	3

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings	3

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3. Defaults Upon Senior Securities	3

Item 4. Submission of Matters to a Vote of Security Holders	3

Item 5. Other Information	3

Item 6. Exhibits	4

Signatures	5

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Zeta Acquisition Corp. III
(A Development Stage Company)

We have reviewed the accompanying condensed balance sheet of Zeta Acquisition Corp. III (a development stage company) as of June 30, 2008 and the related condensed statements of operations for the three-month and six-month periods ended June 30, 2008 and the condensed statements of cash flows for the three-month and six-month periods then ended. These condensed financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Zeta Acquisition Corp. III (a development stage company) as of December 31, 2007, and the related statements of operations, stockholder's equity and cash flows for the period from November 16, 2007 (inception) to December 31, 2007 (not presented herein); and in our report dated January 24, 2008, we expressed an unqualified opinion on those financial statements.

/s/ LWBJ, LLP

West Des Moines, Iowa
August 11, 2008

Zeta Acquisition Corp. III
(A Development Stage Company)

Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$12,196	$39,273
Prepaid expenses	4,500	-
Total assets	$16,696	$39,273

Liabilities and stockholders' equity
Current liabilities:
Accrued expenses	$2,000	$4,250
Total liabilities	2,000	4,250

Stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Deficit accumulated during the development stage	(35,304)	(14,977)
Total stockholders' equity	14,696	35,023
Total liabilities and stockholders' equity	$16,696	$39,273

See accompanying notes.

Zeta Acquisition Corp. III
(A Development Stage Company)

Condensed Statements of Operations
(Unaudited)

			Cumulative
			Period From
	Three	Six	November 16, 2007
	Months Ended	Months Ended	(Inception) Through
	June 30, 2008	June 30, 2008	June 30, 2008
Operating expenses:
Formation costs	$-	$5,050	$15,643
General and administrative	11,243	15,277	19,661
Net loss	$(11,243)	$(20,327)	$(35,304)

Net loss per basic and diluted common share	$(0.01)	$(0.01)	$(0.01)

Weighted-average number of common shares outstanding	5,000,000	5,000,000	4,383,260

See accompanying notes.

Zeta Acquisition Corp. III
(A Development Stage Company)

Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
			Period From
	Three	Six	November 16, 2007
	Months Ended	Months Ended	(Inception) Through
	June 30, 2008	June 30, 2008	June 30, 2008
Operating activities
Net loss	$(11,243)	$(20,327)	$(35,304)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase in prepaid expenses	(4,500)	(4,500)	(4,500)
Increase (decrease) in accrued expenses	-	(2,250)	2,000
Net cash used in operating activities	(15,743)	(27,077)	(37,804)

Financing activities
Proceeds from note payable, stockholder	-	-	10,000
Payments on note payable, stockholder	-	-	(10,000)
Proceeds from issuance of common stock	-	-	50,000
Net cash provided by financing activities	-	-	50,000
Net increase (decrease) in cash and cash equivalents	(15,743)	(27,077)	12,196

Cash and cash equivalents at beginning of period	27,939	39,273	-
Cash and cash equivalents at end of period	$12,196	$12,196	$12,196

See accompanying notes.

Zeta Acquisition Corp. III
(A Development Stage Company)

Notes to Condensed Financial Statements
(Unaudited)
June 30, 2008

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

Liquidity

Since its inception, the Company has generated no revenues and has incurred a net loss of $35,304. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Notes to Condensed Financial Statements (continued)
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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2008. The Company considers the carrying value of cash and cash equivalents to approximate fair value due to its short maturity.

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

The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Recently Issued Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Zeta Acquisition Corp. III
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
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

The Company has approximately $5,300 in gross deferred tax assets at June 30, 2008 resulting from capitalized formation costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefit is uncertain.

6.	Commitment

The Company utilizes the office space and equipment of an officer and director at no cost on a month-to-month basis. Management estimates such amounts to be di minimis.

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

Results of Operations

For the three and six months ended June 30, 2008, the Company had no activities that produced revenues from operations.

For the three and six months ended June 30, 2008, the Company had a net loss of $11,243 and $20,327, respectively. For the cumulative period from November 16, 2007 (Inception) to June 30 2008, the Company had a net loss of $35,304 due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10-SB in February of 2008 and Quarterly Report on Form 10-QSB for the period ended March 31, 2008 in May of 2008.

Liquidity and Capital Resources

As of June 30, 2008, the Company had assets equal to $16,696, comprised of cash and cash equivalents and prepaid expenses. The Company’s current liabilities as of June 30, 2008 totaled $2,000, comprised exclusively of accrued expenses. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2008 and for the cumulative period from November 16, 2007 (Inception) to June 30, 2008:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	Cumulative Period From November 16, 2007 (Inception) to June 30, 2008
Net cash used in operating activities	$(15,743)	$(27,077)	$(37,804)
Net cash used in investing activities	$0	$0	$0
Net cash provided by financing activities	$0	$0	$50,000
Net effect on cash	$(15,743)	$(27,077)	$12,196

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

Plan of Operations

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i) filing reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and
(ii) identifying, analyzing and consummating an acquisition.

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

Item 3A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2008.

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

Zeta Acquisition Corp. III

Dated: August 11, 2008	By:	/s/ John Pappajohn
John Pappajohn
President and Director

Dated: August 11, 2008	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
Secretary, Chief Financial Officer and Director