Form 10-Q
period 2008-09-30
ZETA ACQUISITION CORP III
filed 2008-11-12
CIK 1422143

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-53058

Zeta Acquisition Corp. III
(Exact name of registrant as specified in its charter)

Delaware	61-1547851
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

c/o Equity Dynamics Inc., 666 Walnut Street, Suite 2116, Des Moines, Iowa 50309
(Address of principal executive offices)

(515) 244-5746
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 12, 2008.

ZETA ACQUISITION CORP. III

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Report of Independent Registered Public Accounting Firm	1

	Condensed Balance Sheets	2
	As of September 30, 2008 and December 31, 2007

	Condensed Statements of Operations	3
	For the Three and Nine Months Ended September 30, 2008 and
	For the Cumulative Period from November 16, 2007 (Inception) to September 30, 2008

	Condensed Statements of Cash Flows	4
	For the Three and Nine Months Ended September 30, 2008 and
	For the Cumulative Period from November 16, 2007 (Inception) to September 30, 2008

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Zeta Acquisition Corp. III
(A Development Stage Company)

We have reviewed the accompanying condensed balance sheet of Zeta Acquisition Corp. III (a development stage company) as of September 30, 2008 and the related condensed statements of operations for the three-month and nine-month periods ended September 30, 2008 and the condensed statements of cash flows for the three-month and nine-month periods then ended. These condensed financial statements are the responsibility of the Company's management.

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

/s/ LWBJ, LLP
West Des Moines, Iowa
November 4, 2008

ZETA ACQUISITION CORP. III
(A Development Stage Company)

Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$9,284	$39,273
Prepaid expenses	3,000	-
Total assets	$12,284	$39,273

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$1,776	$4,250
Total liabilities	1,776	4,250

Stockholders' equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Deficit accumulated during the development stage	(39,492)	(14,977)
Total stockholders' equity	10,508	35,023
Total liabilities and stockholders' equity	$12,284	$39,273

See independent accountants' review report and accompanying notes.

ZETA ACQUISITION CORP. III
(A Development Stage Company)

Condensed Statements of Operations
(Unaudited)

			Cumulative
			Period From
	Three	Nine	November 16, 2007
	Months Ended	Months Ended	(Inception) Through
	September 30, 2008	September 30, 2008	September 30, 2008
Operating expenses:
Formation costs	$-	$5,050	$15,643
General and administrative	4,188	19,465	23,849
Net loss	$(4,188)	$(24,515)	$(39,492)

Net loss per basic and diluted common share	$(0.01)	$(0.01)	$(0.01)

Weighted-average number of common shares outstanding	5,000,000	5,000,000	4,561,129

See independent accountants' review report and accompanying notes.

ZETA ACQUISITION CORP. III
(A Development Stage Company)

Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
			Period From
	Three	Nine	November 16, 2007
	Months Ended	Months Ended	(Inception) Through
	September 30, 2008	September 30, 2008	September 30, 2008
Operating activities
Net loss	$(4,188)	$(24,515)	$(39,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in prepaid expenses	1,500	(3,000)	(3,000)
Increase (decrease) in accounts payable and accrued expenses	(224)	(2,474)	1,776
Net cash used in operating activities	(2,912)	(29,989)	(40,716)

Financing activities
Proceeds from note payable, stockholder	-	-	10,000
Payments on note payable, stockholder	-	-	(10,000)
Proceeds from issuance of common stock	-	-	50,000
Net cash provided by financing activities	-	-	50,000
Net increase (decrease) in cash and cash equivalents	(2,912)	(29,989)	9,284

Cash and cash equivalents at beginning of period	12,196	39,273	-
Cash and cash equivalents at end of period	$9,284	$9,284	$9,284

See independent accountants' review report and accompanying notes.

ZETA ACQUISITION CORP. III
(A Development Stage Company)

Notes to Condensed Financial Statements
(Unaudited)
September 30, 2008

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

Liquidity

Since its inception, the Company has generated no revenues and has incurred a net loss of $39,492. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2008. The Company considers the carrying value of cash and cash equivalents to approximate fair value due to its short maturity.

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

Interim Financial Statements

The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-KSB filed February 1, 2008.

The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Recently Issued Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

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

5. Income Taxes

The Company has approximately $5,900 in gross deferred tax assets at September 30, 2008 resulting from capitalized formation costs. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefit is uncertain.

6. Commitment

The Company utilizes the office space and equipment of an officer and director at no cost on a month-to-month basis. Management estimates such amounts to be di minimis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Zeta Acquisition Corp. I (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on November 16, 2007 and maintains its principal executive office at 4737 North Ocean Drive, Suite 207, Lauderdale by the Sea, FL 33308. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on February 1, 2008, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i) filing Exchange Act reports, and
(ii) investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had assets equal to $12,284, comprised of cash and cash equivalents, and prepaid expenses. This compares with assets of $39,273, comprised of cash and cash equivalents, as of December 31, 2007. The Company’s current liabilities as of September 30, 2008 totaled $1,776, comprised accounts payable and accrued expenses. This compares with liabilities of $4,250, comprised of accounts payable and accrued expenses, as of December 31, 2007. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 30, 2008 and for the Cumulative period from November 16, 2007(Inception) to September 30, 2008:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	For the Cumulative Period from November 16, 2007 (Inception) to September 30, 2008
Net Cash (Used in) Operating Activities	$(2,912)	$(29,989)	$(40,716)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$-	$-	$50,000
Net Increase (decrease) in Cash and Cash Equivalents	$(2,912)	$(29,989)	$9,284

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) to September 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2008, the Company had a net loss of $4,188 and $24,515, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filling of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 in August of 2008 and Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008 and Registration Statement on Form 10-SB in February of 2008.

For the period from November 16, 2007 (Inception) to September 30, 2008, the Company had a net loss of $39,492 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008, and Quarterly Report on Form 10-Q for the period ended June 30, 2008 in August of 2008 and Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 16, 2007.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the SEC on February 1, 2008, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2008	ZETA ACQUISITION CORP. III

	By:	/s/ John Pappajohn
John Pappajohn
President and Director
Principal Executive Officer

	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
Secretary, Chief Financial Officer and Director
Principal Financial Officer