Form 10-Q
period 2009-03-31
ZETA ACQUISITION CORP III
filed 2009-05-15
CIK 1422143

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of May 15, 2009.

ZETA ACQUISITION CORP. III

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Condensed Balance Sheets	1
	As of March 31, 2009 and December 31, 2008

	Condensed Statements of Operations	2
	For the Three Months Ended March 31, 2009 and 2008 and
	For the Cumulative Period from November 16, 2007 (Inception) to March 31, 2009

	Condensed Statements of Cash Flows	3
	For the Three Months Ended March 31, 2009 and 2008 and
	For the Cumulative Period from November 16, 2007 (Inception) to March 31, 2009

	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T.	Controls and Procedures	10

PART II – OTHER INFORMATION:		10

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures		12

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ZETA ACQUISITION CORP. III
(A Development Stage Company)

Condensed Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,408	$7,508
Total assets	$7,408	$7,508

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$9,413	$6,108
Total liabilities	9,413	6,108

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized;
5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Deficit accumulated during the development stage	(52,005)	(48,600)
Total stockholders' equity (deficit)	(2,005)	1,400
Total liabilities and stockholders' equity (deficit)	$7,408	$7,508

See accompanying notes.

ZETA ACQUISITION CORP. III
(A Development Stage Company)

Condensed Statements of Operations
(Unaudited)

			Cumulative Period From
			November 16, 2007
	Three	Three	(Inception)
	Months Ended	Months Ended	Through
	March 31, 2009	March 31, 2008	March 31, 2009
Operating expenses:
Formation costs	$-	$5,050	$15,643
General and administrative	3,405	4,034	36,362
Net loss	$(3,405)	$(9,084)	$(52,005)

Net loss per basic and diluted common share	$(0.00)	$(0.00)	$(0.01)

Weighted-average number of common shares outstanding	5,000,000	5,000,000	4,720,559

See accompanying notes.

ZETA ACQUISITION CORP. III
(A Development Stage Company)

Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
			Period From
	Three	Three	November 16, 2007
	Months Ended	Months Ended	(Inception) Through
	March 31, 2009	March 31, 2008	March 31, 2009
Operating activities
Net loss	$(3,405)	$(9,084)	$(52,005)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in accrued expenses	3,305	(2,250)	9,413
Net cash used in operating activities	(100)	(11,334)	(42,592)

Financing activities
Proceeds from note payable, stockholder	-	-	10,000
Payments on note payable, stockholder	-	-	(10,000)
Proceeds from issuance of common stock	-	-	50,000
Net cash provided by financing activities	-	-	50,000
Net increase (decrease) in cash and cash equivalents	(100)	(11,334)	7,408

Cash and cash equivalents at beginning of period	7,508	39,273	-
Cash and cash equivalents at end of period	$7,408	$27,939	$7,408

See accompanying notes.

ZETA ACQUISITION CORP. III
(A Development Stage Company)

Notes to Condensed Financial Statements
(Unaudited)
March 31, 2009

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

Liquidity

Since its inception, the Company has generated no revenues and has incurred a net loss of $52,005.  Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities.  The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction.  In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources.  The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2009.  The Company considers the carrying value of cash and cash equivalents to approximate fair value due to its short maturity.

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period.  The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

Interim Financial Statements

The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented.  This interim information should be read in conjunction with the financial statements and accompanying notes contained in the Company’s Form 10-K filed March 31, 2009.

ZETA ACQUISITION CORP. III
(A Development Stage Company)
Notes to Condensed Financial Statements (continued)
(Unaudited)

1.  Nature of Operations and Significant Accounting Policies (continued)

Interim Financial Statements (continued)

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

5.  Income Taxes

The Company has approximately $7,800 in gross deferred tax assets at March 31, 2009 resulting from capitalized formation costs.  A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefit is uncertain.

6.  Commitment

The Company utilizes the office space and equipment of an officer and director at no cost on a month-to-month basis.  Management estimates such amounts to be di minimis.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Zeta Acquisition Corp. III (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on November 16, 2007 and maintains its principal executive office at 666 Walnut Street, Suite 2116, Des Moines, Iowa 50309.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on February 1, 2008, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

Liquidity and Capital Resources

As of March 31, 2009, the Company had assets equal to $7,408, comprised of cash and cash equivalents.  This compares with assets of $7,508, comprised of cash and cash equivalents as of December 31, 2008. The Company’s current liabilities as of March 31, 2009 totaled $9,413, comprised accounts payable and accrued expenses.  This compares with liabilities of $6,108, comprised of accounts payable and accrued expenses, as of December 31, 2008. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2009 and 2008 and for the Cumulative period from November 16, 2007(Inception) to March 31, 2009:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	For the Cumulative Period from November 16, 2007 (Inception) to March 31, 2009
Net Cash (Used in) Operating Activities	$(100)	$(11,334)	$(42,592)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$-	$-	$50,000
Net Increase (decrease) in Cash and Cash Equivalents	$(100)	$(11,334)	$7,408

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) to March 31, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2009, the Company had a net loss of $3,405, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  This compares with a net loss of $9,084 for the three months ended March 31, 2008 consisting of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10-SB in February of 2008.

For the period from November 16, 2007 (Inception) to March 31, 2009, the Company had a net loss of $52,005 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008, and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

ZETA ACQUISITION CORP. III

Dated: May 15, 2009	By:	/s/ John Pappajohn
John Pappajohn
President and Director
Principal Executive Officer

By:	/s/ Matthew P. Kinley
Matthew P. Kinley
Secretary, Chief Financial Officer and Director
Principal Financial Officer