Form 10-K
period 2009-12-31
ZETA ACQUISITION CORP III
filed 2010-03-31
CIK 1422143

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53058

ZETA ACQUISITION CORP. III
 (Exact name of registrant as specified in its charter)

Delaware	61-1547851
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No

As of December 31, 2009, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 31, 2010, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 31, 2010, there were 4 holders of record of the Common Stock.

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

Liquidity and Capital Resources

As of December 31, 2009, the Company had assets equal to $13,017, comprised exclusively of cash and cash equivalents and prepaid expenses.  This compares with assets equal to $7,508, comprised of cash and cash equivalents as of December 31, 2008.  The Company’s liabilities as of December 31, 2009 totaled $31,613, comprised exclusively of accounts payable and accrued expenses and notes payable to stockholders.  This compares with the Company’s liabilities of $6,108, comprised of accounts payable and accrued expenses as of December 31, 2008.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2009 and December 31, 2008, and for the cumulative period from November 16, 2007 (Inception) to December 31, 2009.

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Cumulative Period from November 16, 2007 (Inception) to December 31, 2009
Net Cash (Used in) Operating Activities	$(21,366)	$(31,765)	$(63,858)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	25,000	-	$75,000
Net Increase (Decrease) in Cash	$3,634	$(31,765)	$11,142

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) to December 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the year ended December 31, 2009, the Company had a net loss of $19,996 comprised exclusively of interests expense and legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports.

For the fiscal year ended December 31, 2008, the Company had a net loss of $33,623 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s periodic reports.

For the period from November 16, 2007 (Inception) to December 31, 2009, the Company had a net loss of $68,596 comprised exclusively of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008 and  periodic reports.

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

December 31, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors
Zeta Acquisition Corp. III
(A Development Stage Company)

We have audited the accompanying balance sheets of Zeta Acquisition Corp. III (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2009 and 2008, and the cumulative period from inception (November 16, 2007) to December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeta Acquisition Corp. III (a development stage company), as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and the cumulative period from inception (November 16, 2007) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ LWBJ, LLP
West Des Moines, Iowa
March 31, 2010

ZETA ACQUISITION CORP. III
(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$11,142	$7,508
Prepaid expenses	1,875	-
Total assets	$13,017	$7,508

Liabilities and stockholders' equity (deficit)
Current liabilities
Accounts payable and accrued expenses	$6,613	$6,108
Notes payable, stockholders	25,000	-
Total liabilities	31,613	6,108

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Deficit accumulated during the development stage	(68,596)	(48,600)
Total stockholders' equity (deficit)	(18,596)	1,400
Total liabilities and stockholders' equity (deficit)	$13,017	$7,508

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ZETA ACQUISITION CORP. III
(A Development Stage Company)

Statements of Operations

			Cumulative
			Period From
	Year Ended	Year Ended	November 16, 2007
	December 31,	December 31,	(Inception) Through
	2009	2008	December 31, 2009
Operating expenses:
Formation costs	$-	$5,050	$15,643
General and administrative	19,158	28,573	52,115
Operating loss	(19,158)	(33,623)	(67,758)

Interest expense	838	-	838
Net loss	$(19,996)	$(33,623)	$(68,596)

Net loss per basic and diluted common share	$(0.00)	$(0.01)	$(0.01)

Weighted-average number of common shares outstanding	5,000,000	5,000,000	4,819,588

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ZETA ACQUISITION CORP. III
(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)
Issuance of common stock on
December 14, 2007 at $0.01 per share	5,000,000	$500	$49,500	$-	$50,000

Net loss	-	-	-	(14,977)	(14,977)
Balance at December 31, 2007	5,000,000	500	49,500	(14,977)	35,023

Net loss	-	-	-	(33,623)	(33,623)
Balance at December 31, 2008	5,000,000	500	49,500	(48,600)	1,400

Net loss	-	-	-	(19,996)	(19,996)
Balance at December 31, 2009	5,000,000	$500	$49,500	$(68,596)	$(18,596)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ZETA ACQUISITION CORP. III
(A Development Stage Company)

Statements of Cash Flows

			Cumulative
			Period From
	Year ended		November 16, 2007
	December 31,	Year ended December 31,	(Inception) Through
	2009	2008	December 31, 2009
Operating activities

Net loss	$(19,996)	$(33,623)	$(68,596)
Adjustments to reconcile net loss to net cash used in operating activities:

Increase in prepaid expenses	(1,875)	-	(1,875)
Increase in accounts payable and accrued expenses	505	1,858	6,613

Net cash used in operating activities	(21,366)	(31,765)	(63,858)

Financing activities

Proceeds from notes payable, stockholders	25,000	-	35,000

Payments on notes payable, stockholders	-	-	(10,000)

Proceeds from issuance of common stock	-	-	50,000

Net cash provided by financing activities	25,000	-	75,000
Net increase (decrease) in cash and cash equivalents	3,634	(31,765)	11,142

Cash and cash equivalents at beginning of period	7,508	39,273	-

Cash and cash equivalents at end of period	$11,142	$7,508	$11,142

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

ZETA ACQUISITION CORP. III
(A Development Stage Company)

Notes to Financial Statements

December 31, 2009

1.	Nature of Operations and Significant Accounting Policies

Nature of Operations

Zeta Acquisition Corp. III (the "Company") was incorporated under the laws of the State of Delaware on November 16, 2007.  The Company is a new enterprise in the development stage as defined by Accounting Standards Codification ("ASC") Topic 915, Development Stage Entities.  The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  The Company's principal business objective for the next twelve (12) months and beyond will be to achieve long-term growth potential through a combination with a business.  The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Liquidity

Since its inception, the Company has generated no revenues and has incurred a net loss of $68,596.  Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities.  The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction.  In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources.  The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes, which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns.  A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

Fair Value of Financial Instruments

Pursuant to ASC Topic 820-10, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2009 and 2008.  The Company considers the carrying value of cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses and notes payable to stockholders to approximate fair value due to their short maturities.

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

The Company has reviewed its tax positions as of December 31, 2009 and 2008, and has not identified any positions that are uncertain.  Income tax returns filed and to be filed for the years ended December 31, 2007, 2008, and 2009 are open to review by the Internal Revenue Service.

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax asset at December 31, 2009 and 2008 are as follows:

	December 31,	December 31,
	2009	2008
Deferred tax asset:
Capitalized formation costs	$10,200	$7,300
Net operating loss carryforward	100	—
Valuation allowance	(10,300)	(7,300)
Net deferred tax asset recognized	$—	$—

A full valuation allowance has been recorded against the Company's deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

The benefit from income taxes differs from the amount computed by applying the United States (US) federal income tax rate of fifteen percent (15%) to loss before income taxes for the years ended December 31, 2009 and 2008 as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008

US federal income tax benefit at statutory rate	$(3,000)	$(5,053)
Change in valuation allowance	3,000	5,053
Benefit from income taxes	$—	$—

6.	Commitment

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

 As of December 31, 2009, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2009, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

John Pappajohn	80	President and Director
Matthew P. Kinley	42	Secretary, Chief Financial Officer and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

John Pappajohn has served as our President and Director since inception.  Mr. Pappajohn currently serves as the President and principal stockholder of Equity Dynamics, Inc., a financial consulting firm, and has served as such since 1969.  He is also the sole owner of Pappajohn Capital Resources, a venture capital firm.  Mr. Pappajohn has been involved in the development and financing of more than one hundred companies during his career and has served as a director of more than 40 public companies.  Mr. Pappajohn currently serves as a director of the following public companies: American CareSource Holdings, Inc., ConMed Healthcare Management, Inc., CNS Response, Inc., and PharmAthene, Inc., which trade under the symbols “NASDAQ NMS:ANCI,” “NASDAQ OTCBB:CMHM,” “NASDAQ OTCBB:CNSO,” and “AMEX:PIP,” respectively.  Mr. Pappajohn received his B.S.C. from the University of Iowa in 1952.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2009 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended December 31, 2009 and December 31, 2008.

Name and Position	Year	Cash Compensation	Other Compensation

John Papajohn, President and Director	2009	None	None
	2008	None	None
Matthew P. Kinley, Chief Financial Officer, Secretary and Director	2009	None	None
	2008	None	None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of March 31, 2010, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.
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

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our directors, John Pappajohn and Matthew Kinley would not be considered independent as they also serve as executive officers of the Company.

Item 14.  Principal Accounting Fees and Services

LWBJ, LLP (“LWBJ”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by LWBJ for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $10,000 and $10,500, respectively, for the fiscal years ended December 31, 2009 and December 31, 2008.

Audit-Related Fees

There were no fees billed by LWBJ for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2009 and December 31, 2008.

Tax Fees

There were no fees billed by LWBJ for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2009 and December 31, 2008.

All Other Fees

There were no fees billed by LWBJ for other products and services for the fiscal years ended December 31, 2009 and December 31, 2008.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

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

ZETA ACQUISITION CORP. III

Dated: March 31, 2010	By:	/s/ John Pappajohn
John Pappajohn
President and Director
Principal Executive Officer

Dated: March 31, 2010	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
Secretary, Chief Financial Officer
Principal Accounting Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ John Pappajohn	President and Director	March 31, 2010
John Pappajohn

/s/ Matthew P. Kinley	Secretary, Chief Financial	March 31, 2010
Matthew P. Kinley	Officer and Director