Form 10-K
period 2010-12-31
ZETA ACQUISITION CORP III
filed 2011-03-31
CIK 1422143

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

As of December 31, 2010, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 31, 2011, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Zeta Acquisition Corp. II (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

Zeta Acquisition Corp. III (“we”, “us”, “our”, the "Company" or the "Registrant") was incorporated in the State of Delaware on November 16, 2007. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has not been successful in its efforts to identify a possible business combination.  As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.  The Company selected December 31 as its fiscal year end.

The Company is currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.  As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities in that it may seek a business combination target located in any industry or location. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

(f)           The extent to which the business opportunity can be advanced; and

(g)           The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or such other professionals. At this time the Company has not specifically identified any third parties that it may engage. The costs associated with hiring third parties to complete a business combination target may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company and the size and the complexity of the target company. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination transaction can be ascertained once a business combination target has been identified. Any costs incurred with respect to evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

COMPETITION

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

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

The stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

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

Item 3. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Removed and Reserved.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 31, 2011, there were 4 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2010.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has no funds in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Our management has not had any contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Through information received from industry professionals and publications such as the Reverse Merger Report, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of December 31, 2010, the Company had assets equal to $29,398, comprised exclusively of cash, cash equivalents and prepaid expenses.  This compares assets equal to $13,017, comprised of cash, cash equivalents and prepaid expenses as of December 31, 2009.  As of December 31, 2010, the Company has current liabilities equal to $70,389, comprised exclusively of accounts payable, accrued expenses and notes payables to stockholders. This compares with liabilities of $31,613, comprised of accounts payable and accrued expenses and notes payables to stockholders as of December 31, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2010 and 2009 and for the cumulative period from November 16, 2007 (Inception) to December 31, 2010:

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009	For the Cumulative Period from November 16, 2007 (Inception) to December 31, 2010
Net Cash (Used in) Operating Activities	$(19,244)	$(21,366)	$(83,102)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$35,000	$25,000	$110,000
Net Increase in Cash and Cash Equivalents	$15,756	$3,634	$26,898

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) to December 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2010, the Company had a net loss of $22,395, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and interest expense.

For the fiscal year ended December 31, 2009, the Company had a net loss of $19,996, comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and interest expense.

For the cumulative period from November 16, 2007 (Inception) to December 31, 2010, the Company had a net loss of $90,991 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the preparation and the filing of the Company’s Registration Statement on Form 10-SB in February of 2008, the filing of the Company’s periodic reports, and interest expense.

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

ZETA ACQUISITION CORP. III
A Development Stage Company

-TABLE OF CONTENTS-

Page(s)

Report of Independent Registered Public Accounting firm	F - 2

Financial Statements:

Balance Sheets as of December 31, 2010 and 2009	F - 3

Statements of Operations for the Years Ended December 31, 2010 and 2009 and for the Cumulative Period from Inception (November 16, 2007) through December 31, 2010	F - 4

Statements of Stockholder’s Equity (Deficit) for the Cumulative Period from Inception (November 16, 2007) through December 31, 2010	F - 5

Statements of Cash Flows for the Years Ended December 31, 2010 and 2009 and for the Cumulative Period from Inception (November 16, 2007) through December 31, 2010	F - 6

Notes to Financial Statements	F - 7 to F - 9

Report of Independent Registered Public Accounting Firm

The Board of Directors
Zeta Acquisition Corp. III
(A Development Stage Company)

We have audited the accompanying balance sheets of Zeta Acquisition Corp. III (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2010 and 2009, and the cumulative period from inception (November 16, 2007) to December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeta Acquisition Corp. III (a development stage company), as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, and the cumulative period from inception (November 16, 2007) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ LWBJ, LLP
West Des Moines, Iowa
March 31, 2011

ZETA ACQUISITION CORP. III
(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$26,898	$11,142
Prepaid expenses	2,500	1,875
Total assets	$29,398	$13,017

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$10,389	$6,613
Notes payable, stockholders	60,000	25,000
Total liabilities	70,389	31,613

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Deficit accumulated during the development stage	(90,991)	(68,596)
Total stockholders' equity (deficit)	(40,991)	(18,596)
Total liabilities and stockholders' equity (deficit)	$29,398	$13,017

See notes to financial statements.

ZETA ACQUISITION CORP. III
(A Development Stage Company)

Statements of Operations

			Cumulative
			Period From
	Year Ended	Year Ended	November 16, 2007
	December 31,	December 31,	(Inception) Through
	2010	2009	December 31, 2010
Operating expenses:
Formation costs	$-	$-	$15,643
General and administrative	20,509	19,158	72,624
Operating loss	(20,509)	(19,158)	(88,267)

Interest expense	1,886	838	2,724
Net loss	$(22,395)	$(19,996)	$(90,991)

Net loss per basic and diluted common share	$(0.00)	$(0.00)	$(0.02)

Weighted-average number of common shares outstanding	5,000,000	5,000,000	4,877,301

See notes to financial statements.

ZETA ACQUISITION CORP. III
(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Issuance of common stock on
December 14, 2007 at $0.01 per share	5,000,000	$500	$49,500	$-	$50,000

Net loss	-	-	-	(14,977)	(14,977)
Balance at December 31, 2007	5,000,000	500	49,500	(14,977)	35,023

Net loss	-	-	-	(33,623)	(33,623)
Balance at December 31, 2008	5,000,000	500	49,500	(48,600)	1,400

Net loss	-	-	-	(19,996)	(19,996)
Balance at December 31, 2009	5,000,000	500	49,500	(68,596)	(18,596)

Net loss	-	-	-	(22,395)	(22,395)
Balance at December 31, 2010	5,000,000	$500	$49,500	$(90,991)	$(40,991)

See notes to financial statements.

ZETA ACQUISITION CORP. III
(A Development Stage Company)

Statements of Cash Flows

			Cumulative
			Period From
	Year ended	Year ended	November 16, 2007
	December 31,	December 31,	(Inception) Through
	2010	2009	December 31, 2010
Operating activities
Net loss	$(22,395)	$(19,996)	$(90,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in prepaid expenses	(625)	(1,875)	(2,500)
Increase in accounts payable and accrued expenses	3,776	505	10,389
Net cash used in operating activities	(19,244)	(21,366)	(83,102)

Financing activities
Proceeds from notes payable, stockholders	35,000	25,000	70,000
Payments on notes payable, stockholders	-	-	(10,000)
Proceeds from issuance of common stock	-	-	50,000
Net cash provided by financing activities	35,000	25,000	110,000
Net increase in cash and cash equivalents	15,756	3,634	26,898

Cash and cash equivalents at beginning of period	11,142	7,508	-
Cash and cash equivalents at end of period	$26,898	$11,142	$26,898

See notes to financial statements.

ZETA ACQUISITION CORP. III
(A Development Stage Company)

Notes to Financial Statements

December 31, 2010

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

Liquidity

Since its inception, the Company has generated no revenues and has incurred a net loss of $90,991.  Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities.  The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction.  In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources.  The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

Pursuant to ASC Topic 820-10, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2010 and 2009.  The Company considers the carrying value of cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses, and notes payable to stockholders to approximate fair value due to their short maturities.

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

During 2010, various stockholders loaned the Company $35,000 and were issued unsecured promissory notes which bear interest at 6% and are due on demand.  Similar stockholder loans amounted to $25,000 during 2009.  Interest of $2,724 and $838 was accrued and unpaid at December 31, 2010 and 2009, respectively.

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

The Company has reviewed its tax positions as of December 31, 2010 and 2009, and has not identified any positions that are uncertain.  Income tax returns filed and to be filed for the years ended December 31, 2008, 2009, and 2010 are open to review by the Internal Revenue Service.

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax asset at December 31, 2010 and 2009 are as follows:

	December 31,	December 31,
	2010	2009
Deferred tax asset:
Capitalized formation costs	$13,200	$10,200
Net operating loss carryforward	400	100
Valuation allowance	(13,600)	(10,300)
Net deferred tax asset recognized	$—	$—

A full valuation allowance has been recorded against the Company's deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

The benefit from income taxes differs from the amount computed by applying the United States (US) federal income tax rate of fifteen percent (15%) to loss before income taxes for the years ended December 31, 2010 and 2009 as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009

US federal income tax benefit at statutory rate	$(3,300)	$(3,000)
Change in valuation allowance	3,300	3,000
Benefit from income taxes	$—	$—

6.	Commitment

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

Item 9A. Controls and Procedures.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on financial statements.

As of December 31, 2010, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2010, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

John Pappajohn	82	President and Director
Matthew P. Kinley	43	Secretary, Chief Financial Officer and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

John Pappajohn has served as our President and Director since inception.  Mr. Pappajohn currently serves as the President and principal stockholder of Equity Dynamics, Inc., a financial consulting firm, and has served as such since 1969.  He is also the sole owner of Pappajohn Capital Resources, a venture capital firm.  Mr. Pappajohn has been involve in the development and financing of more than one hundred companies during his career and has served as a director of more than 40 public companies.  Mr. Pappajohn currently serves as a director of the following public companies: American CareSource Holdings, Inc., ConMed Healthcare Management, Inc., CNS Response, Inc., and PharmAthene, Inc., which trade under the symbols “NASDAQ NMS:ANCI,” “AMEX:CONM,” “NASDAQ OTCBB:CNSO,” and “AMEX:PIP,” respectively.  Mr. Pappajohn received his B.S.C. from the University of Iowa in 1952.

Matthew P. Kinley has served as our Chief Financial Officer, Secretary and a Director since inception.  Mr. Kinley currently serves as the Senior Vice President of Equity Dynamics, Inc., a financial consulting firm, and Pappajohn Capital Resources, a venture capital firm.  He has served as such since 1995.  Mr. Kinley served as President and as a director of the Healthcare Acquisition Corp. from April 2005 through August 2007.  Healthcare Acquisition Corp. is now the public company known as PharmAthene, Inc., which trades under the symbol “AMEX:PIP.”  Mr. Kinley has been involved in the financing and development of more than 25 companies in the past ten years.  From 1990 through 1995, Mr. Kinley was manager and held various positions at KPMG Peat Marwick, working on tax, audit and merger and acquisition issues.  He currently serves on the Board of Directors of several private companies.   Mr. Kinley also serves on the College of Business Executive Advisory Board and the Entrepreneurial Center Advisory Board at the University of Northern Iowa.  Mr. Kinley received his B.A. in Business, with highest honors, from the University of Northern Iowa in 1990.

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past ten years.

(e)  Prior Blank Check Company Experience.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2010 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Audit and Compensation Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its officers and directors during the fiscal years ended December 31, 2010 and 2009 and through the date of this filing.

				Option	All Other
Name and Position	Year	Salary	Bonus	Awards	Compensation	Total
John Papajohn,	2010	None	None	None	None	None
President and Director	2009	None	None	None	None	None

Matthew P. Kinley,	2010	None	None	None	None	None
Chief Financial Officer,	2009	None	None	None	None	None
Secretary and Director

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s officers and directors. The Company’s officers and directors have not received any cash or other compensation since inception. He will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by the director in such capacity. Our officers and directors intend to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

Compensation Committee and Insider Participation

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Compensation Committee Report

The Company does not have a standing compensation committee or a committee performing similar function, and therefore does not have a compensation committee report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of March 31, 2011, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class

John Pappajohn (1) c/o Equity Dynamics Inc. 666 Walnut Street, Suite 2116 Des Moines, Iowa 50309	2,000,000		40%

Matthew P. Kinley (2) c/o Equity Dynamics Inc. 666 Walnut Street, Suite 2116 Des Moines, Iowa 50309	2,000,000		40%

AANA Ltd. c/o Argyris Vassiliou 94 Nathan Hale Drive Stamford, Connecticut 06902	625,000	(3)	12.5%

NICALE Partners c/o Argyris Vassiliou 94 Nathan Hale Drive Stamford, Connecticut 06902	375,000	(4)	7.5%

(1)	Mr. Pappajohn serves as President and director of the Company.

(2)	Mr. Kinley serves as Secretary, Chief Financial Officer and director of the Company.
(3)
Represents share of common stock owned by AANA Ltd.  Mr. Vassiliou, his wife and his two minor children are the owner of AANA Ltd. Mr. Vassiliou has sole investment and voting power of these shares.  Therefore, Mr. Vassiliou may be deemed the beneficial owner of the shares of common stock held by AANA Ltd.

(4)
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

Item 13. Certain Relationships and Related Transactions.

The Company currently utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.

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

Audit Fees

The aggregate fees billed by LWBJ for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $10,000 and $10,000 respectively, for the fiscal years ended December 31, 2010 and December 31, 2009.

Audit-Related Fees

There were no fees billed by LWBJ for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2010 and December 31, 2009.

Tax Fees

There were no fees billed by LWBJ for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2010 and December 31, 2009.

All Other Fees

There were no fees billed by LWBJ for other products and services for the fiscal years ended December 31, 2010 and December 31, 2009.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

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

ZETA ACQUISITION CORP. III

Dated: March 31, 2011	By:	/s/ John Pappajohn
John Pappajohn
President and Director
Principal Executive Officer

Dated: March 31, 2011	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
Secretary, Chief Financial Officer
Principal Accounting Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ John Pappajohn	President and Director	March 31, 2011
John Pappajohn

/s/ Matthew P. Kinley	Secretary, Chief Financial	March 31, 2011
Matthew P. Kinley	Officer and Director