Form 10-K
period 2011-12-31
ZETA ACQUISITION CORP III
filed 2012-03-30
CIK 1422143

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

As of December 31, 2011, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 30, 2012, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

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

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of March 30, 2012, there were 4 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2011.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $4,220 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of December 31, 2011, the Company had assets equal to $6,720, comprised of cash, cash equivalents and prepaid expenses. This compares assets equal to $29,398, comprised of cash, cash equivalents and prepaid expenses as of December 31, 2010. As of December 31, 2011, the Company had liabilities that totaled $74,751, comprised of accounts payable, accrued expenses and notes payable to stockholders. This compares with liabilities of $70,389, comprised of accounts payable, accrued expenses and notes payables to stockholders as of December 31, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2011 and 2010 and for the cumulative period from November 16, 2007 (Inception) to December 31, 2011:

	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010	For the Period from November 16, 2007 (Inception) to December 31, 2011
Net Cash (Used in) Operating Activities	$(22,678)	$(19,244)	$(105,780)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	-	35,000	110,000
Net Increase (Decrease) in Cash and Cash Equivalents	$(22,678)	$15,756	$4,220

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) to December 31, 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2011, the Company had a net loss of $27,040, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general, administrative, and interest expenses.

For the fiscal year ended December 31, 2010, the Company had a net loss of $22,395, comprised of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general, administrative, and interest expenses.

For the cumulative period from November 16, 2007 (Inception) to December 31, 2011, the Company had a net loss of $118,031 comprised of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the preparation and the filing of the Company’s Registration Statement on Form 10-SB in February of 2008, the filing of the Company’s periodic reports, and general, administrative, and interest expenses.

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

ZETA ACQUISITION CORP. III

(A Development Stage Company)

Financial Statements

December 31, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Zeta Acquisition Corp. III

(A Development Stage Company)

We have audited the accompanying balance sheets of Zeta Acquisition Corp. III (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years ended December 31, 2011 and 2010, and the cumulative period from inception (November 16, 2007) to December 31, 2011. Zeta Acquisition Corp. III's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zeta Acquisition Corp. III (a development stage company), as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years ended December 31, 2011 and 2010, and the cumulative period from inception (November 16, 2007) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ LWBJ, LLP

West Des Moines, Iowa

March 30, 2012

F-1

ZETA ACQUISITION CORP. III

(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$4,220	$26,898
Prepaid expenses	2,500	2,500
Total assets	$6,720	$29,398

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$2,927	$2,165
Accrued interest	6,324	2,724
Accrued expenses	5,500	5,500
Notes payable, stockholders	60,000	60,000
Total liabilities	74,751	70,389

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Deficit accumulated during the development stage	(118,031)	(90,991)
Total stockholders' deficit	(68,031)	(40,991)
Total liabilities and stockholders' deficit	$6,720	$29,398

See notes to financial statements.

F-2

ZETA ACQUISITION CORP. III

(A Development Stage Company)

Statements of Operations

			Cumulative
			Period From
	Year Ended	Year Ended	November 16, 2007
	December 31,	December 31,	(Inception) Through
	2011	2010	December 31, 2011
Operating expenses:
Formation costs	$-	$-	$15,643
General and administrative	23,440	20,509	96,064
Operating loss	(23,440)	(20,509)	(111,707)

Interest expense	3,600	1,886	6,324
Net loss	$(27,040)	$(22,395)	$(118,031)

Net loss per basic and diluted common share	$(0.01)	$(0.00)	$(0.02)

Weighted-average number of common shares outstanding	5,000,000	5,000,000	4,907,039

See notes to financial statements.

F-3

ZETA ACQUISITION CORP. III

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Issuance of common stock on
December 14, 2007 at $0.01 per share	5,000,000	$500	$49,500	$-	$50,000

Net loss	-	-	-	(14,977)	(14,977)
Balance at December 31, 2007	5,000,000	500	49,500	(14,977)	35,023

Net loss	-	-	-	(33,623)	(33,623)
Balance at December 31, 2008	5,000,000	500	49,500	(48,600)	1,400

Net loss	-	-	-	(19,996)	(19,996)
Balance at December 31, 2009	5,000,000	500	49,500	(68,596)	(18,596)

Net loss	-	-	-	(22,395)	(22,395)
Balance at December 31, 2010	5,000,000	500	49,500	(90,991)	(40,991)

Net loss	-	-	-	(27,040)	(27,040)
Balance at December 31, 2011	5,000,000	$500	$49,500	$(118,031)	$(68,031)

See notes to financial statements.

F-4

ZETA ACQUISITION CORP. III

(A Development Stage Company)

Statements of Cash Flows

			Cumulative
			Period From
	Year ended	Year ended	November 16, 2007
	December 31,	December 31,	(Inception) Through
	2011	2010	December 31, 2011
Operating activities
Net loss	$(27,040)	$(22,395)	$(118,031)
Adjustments to reconcile net loss to net cash
used in operating activities:
Increase in prepaid expenses	-	(625)	(2,500)
Increase in accounts payable	762	1,890	2,927
Increase in accrued interest	3,600	1,886	6,324
Increase in accrued expenses	-	-	5,500
Net cash used in operating activities	(22,678)	(19,244)	(105,780)

Financing activities
Proceeds from notes payable, stockholders	-	35,000	70,000
Payments on notes payable, stockholders	-	-	(10,000)
Proceeds from issuance of common stock	-	-	50,000
Net cash provided by financing activities	-	35,000	110,000
Net increase (decrease) in cash and cash equivalents	(22,678)	15,756	4,220

Cash and cash equivalents at beginning of period	26,898	11,142	-
Cash and cash equivalents at end of period	$4,220	$26,898	$4,220

See notes to financial statements.

F-5

ZETA ACQUISITION CORP. III

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

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

Liquidity

Since its inception, the Company has generated no revenues and has incurred a net loss of $118,031. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. Subsequent to December 31, 2011, the Company received loans of $25,000 to fund operations (Note 7). The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

F-6

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

Fair Value of Financial Instruments

Pursuant to ASC Topic 820-10, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2011 and 2010. The Company considers the carrying value of cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses, and notes payable to stockholders to approximate fair value due to their short maturities.

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

Reclassifications

Certain amounts in the 2010 financial statements have been reclassified to conform to the current year presentation.

2.	Notes Payable, Stockholders

During 2010, various stockholders loaned the Company $35,000 and were issued unsecured promissory notes which bear interest at 6% and are due on demand. Similar stockholder loans amounted to $25,000 during 2009. Interest of $6,324 and $2,724 was accrued and unpaid at December 31, 2011 and 2010, respectively.

During 2007, the Company issued an unsecured promissory note to a stockholder and officer of the Company in the amount of $10,000. The note was non-interest bearing and was repaid from the proceeds of the sale of common stock.

F-7

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

The Company has reviewed its tax positions as of December 31, 2011 and 2010, and has not identified any positions that are uncertain. Income tax returns filed and to be filed for the years ended December 31, 2009, 2010, and 2011 are open to review by the Internal Revenue Service.

The tax effects of temporary differences that give rise to significant portions of the Company's net deferred tax asset at December 31, 2011 and 2010 are as follows:

	December 31,	December 31,
	2011	2010
Deferred tax asset:
Capitalized formation costs	$38,000	$13,200
Net operating loss carryforward	2,200	400
Valuation allowance	(40,200)	(13,600)
Net deferred tax asset recognized	$—	$—

A full valuation allowance has been recorded against the Company's deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized. As of December 31, 2011, the Company has a net operating loss carryforward for federal and state income tax purposes of approximately $6,300. The net operating loss carryforward will begin to expire in 2029.

The benefit from income taxes differs from the amount computed by applying the United States (US) federal income tax rate of thirty-four percent (34%) in 2011 and fifteen percent (15%) in 2010 to loss before income taxes for the years ended December 31, 2011 and 2010 as follows:

F-8

ZETA ACQUISITION CORP. III

(A Development Stage Company)

Notes to Financial Statements (continued)

5.	Income Taxes (continued)

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010

US federal income tax benefit at statutory rate	$(9,200)	$(3,300)
Change in expected effective tax rate from 15% to 34%	(17,400)	—
Change in valuation allowance	26,600	3,300
Benefit from income taxes	$—	$—

6.	Commitment

The Company utilizes the office space and equipment of an officer and director at no cost on a month-to-month basis. Management estimates such amounts to be di minimis.

7.	Subsequent Events

Subsequent to year end, various stockholders loaned the Company $25,000 and were issued unsecured promissory notes which bear interest at 6% and are due on demand.

F-9

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

As of December 31, 2011, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

On January 17, 2012, the Company issued promissory notes to John Pappajohn, our President and a stockholder and two other non-management stockholders of the Company in an aggregate principal amount equal to $15,000. On February 29, 2012, the Company issued a promissory note to Goldfield Partners, a stockholder of the Company and an affiliate of Matt Kinley, our Chief Financial Officer and a director in an aggregate principal amount equal to $10,000. The notes accrue interest at a rate of 6% per annum, are unsecured and due on demand.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

John Pappajohn	83	President and Director
Matthew P. Kinley	44	Secretary, Chief Financial Officer and Director

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2011 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its officers and directors during the fiscal years ended December 31, 2011 and 2009 and through the date of this filing.

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
John Papajohn,	2010	None	None	None	None	None
President and Director	2009	None	None	None	None	None

Matthew P. Kinley,	2010	None	None	None	None	None
Chief Financial Officer,	2009	None	None	None	None	None
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)        The following tables set forth certain information as of March 30, 2012, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class
John Pappajohn (1)	2,000,000		40%
c/o Equity Dynamics Inc.
666 Walnut Street, Suite 2116
Des Moines, Iowa 50309

Matthew P. Kinley (2)	2,000,000		40%
c/o Equity Dynamics Inc.
666 Walnut Street, Suite 2116
Des Moines, Iowa 50309

AANA Ltd.	625,000	(3)	12.5%
c/o Argyris Vassiliou
94 Nathan Hale Drive
Stamford, Connecticut 06902

NICALE Partners	375,000	(4)	7.5%
c/o Argyris Vassiliou
94 Nathan Hale Drive
Stamford, Connecticut 06902

All Directors and Officers as a Group (2 individuals)	4,000,000		80%

(1)	Mr. Pappajohn serves as President and director of the Company.
(2)	Mr. Kinley serves as Secretary, Chief Financial Officer and director of the Company.

(3)	Represents share of common stock owned by AANA Ltd. Mr. Vassiliou, his wife and his two minor children are the owner of AANA Ltd. Mr. Vassiliou has sole investment and voting power of these shares. Therefore, Mr. Vassiliou may be deemed the beneficial owner of the shares of common stock held by AANA Ltd.
(4)	Represents share of common stock owned by NICALE Partners. Mr. Vassiliou’s minor children are the owners of NICALE Partners. Mr. Vassiliou has sole investment and voting power of these shares. Therefore, Mr. Vassiliou may be deemed the beneficial owner of the shares of common stock held by NICALE Partners.

(b)          The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

The Company currently utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.

On January 17, 2012, the Company issued promissory notes to John Pappajohn, our President and a stockholder and two other non-management stockholders of the Company in an aggregate principal amount equal to $15,000. On February 29, 2012, the Company issued a promissory note to Goldfield Partners, a stockholder of the Company and an affiliate of Matt Kinley, our Chief Financial Officer and a director in an aggregate principal amount equal to $10,000. The notes accrue interest at a rate of 6% per annum, are unsecured and due on demand.

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

Audit Fees

The aggregate fees billed by LWBJ for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were approximately $10,000 and $10,000 respectively, for the fiscal years ended December 31, 2011 and 2010.

Audit-Related Fees

There were no fees billed by LWBJ for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2011 and 2010.

Tax Fees

There were no fees billed by LWBJ for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2011 and 2010.

All Other Fees

There were no fees billed by LWBJ for other products and services for the fiscal years ended December 31, 2011 and 2010.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 9 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

31.2	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the SEC on February 1, 2008, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZETA ACQUISITION CORP. III

Dated: March 30, 2012	By:	/s/ John Pappajohn
John Pappajohn
President and Director
Principal Executive Officer

Dated: March 30, 2012	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
Secretary, Chief Financial Officer
Principal Accounting Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ John Pappajohn	President and Director	March 30, 2012
John Pappajohn

/s/ Matthew P. Kinley	Secretary, Chief Financial	March 30, 2012
Matthew P. Kinley	Officer and Director

