Form 10-Q
period 2014-06-30
ZETA ACQUISITION CORP III
filed 2014-08-14
CIK 1422143

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 14, 2014, there were 5,000,000 shares of the registrant’s common stock, par value $.0001 per share, outstanding.

ZETA ACQUISITION CORP. III

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	2

	Condensed Balance Sheets as of June 30, 2014 and December 31, 2013	3

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013 and for the Cumulative Period from November 16, 2007 (Inception) to June 30, 2014	4

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 and for the Cumulative Period from November 16, 2007 (Inception) through June 30, 2014	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ZETA ACQUISITION CORP. III

(A Development Stage Company)

Condensed Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,918	$6,568
Prepaid expenses	-	2,500
Total assets	$4,918	$9,068

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$8,155	$350
Accrued interest	20,448	17,175
Accrued expenses	2,925	5,500
Notes payable, stockholders	110,000	110,000
Total liabilities	141,528	133,025

Stockholders' deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	49,500	49,500
Deficit accumulated during the development stage	(186,610)	(173,957)
Total stockholders' deficit	(136,610)	(123,957)
Total liabilities and stockholders' deficit	$4,918	$9,068

See accompanying notes.

ZETA ACQUISITION CORP. III

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

					Cumulative
					Period From
	Three Months Ended		Six Months Ended		November 16, 2007 (Inception) Through
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014
Operating expenses:
Formation costs	$-	$-	$-	$-	$15,643
General and administrative	5,242	5,456	9,380	10,172	150,519
Operating loss	(5,242)	(5,456)	(9,380)	(10,172)	(166,162)

Interest expense	1,645	1,293	3,273	2,550	20,448
Net loss	$(6,887)	$(6,749)	$(12,653)	$(12,722)	$(186,610)

Net loss per basic and diluted common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Weighted-average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000	4,942,101

See accompanying notes.

ZETA ACQUISITION CORP. III

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

			Cumulative
			Period From
	Six Months Ended		November 16, 2007 (Inception) Through
	June 30,		June 30,
	2014	2013	2014
Operating activities
Net loss	$(12,653)	$(12,722)	$(186,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in prepaid expenses	2,500	3,500	-
Increase (decrease) in accounts payable	7,805	(1,675)	8,155
Increase in accrued interest	3,273	2,550	20,448
Increase (decrease) in accrued expenses	(2,575)	(2,750)	2,925
Net cash used in operating activities	(1,650)	(11,097)	(155,082)

Financing activities
Proceeds from notes payable, stockholders	-	25,000	120,000
Payments on notes payable, stockholders	-	-	(10,000)
Proceeds from issuance of common stock	-	-	50,000
Net cash provided by financing activities	-	25,000	160,000
Net increase (decrease) in cash and cash equivalents	(1,650)	13,903	4,918

Cash and cash equivalents at beginning of period	6,568	4,802	-
Cash and cash equivalents at end of period	$4,918	$18,705	$4,918

See accompanying notes.

ZETA ACQUISITION CORP. III

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

June 30, 2014

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

Liquidity

Since its inception, the Company has generated no revenues and has incurred a net loss of $186,610. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(Unaudited)

1.     Nature of Operations and Significant Accounting Policies (continued)

Fair Value of Financial Instruments

Pursuant to ASC Topic 820-10, Fair Value Measurements and Disclosures, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2014. The Company considers the carrying value of cash and cash equivalents, accounts payable, accrued interest, accrued expenses, and notes payable to stockholders to approximate fair value due to their short maturity.

Net Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. The Company currently has no dilutive securities and as such, basic and diluted loss per share are the same for all periods presented.

Interim Financial Statements

The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained in the Company′s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 31, 2014.

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, which eliminates the concept of a development stage entity, or DSE, in its entirety from GAAP. Under existing guidance, DSEs are required to report incremental information, including inception-to-date financial information, in their financial statements. A DSE is an entity devoting substantially all of its efforts to establishing a new business and for which either planned principal operations have not yet commenced or have commenced but there has been no significant revenues generated from that business. Entities classified as DSEs will no longer be subject to these incremental reporting requirements after adopting ASU No. 2014-10. ASU No. 2014-10 is effective for fiscal years beginning after December 15, 2014, with early adoption permitted. Retrospective application is required for the elimination of incremental DSE disclosures. At this time the Company has not elected early adoption of ASU No. 2014-10.

2.     Notes Payable, Stockholders

During 2013, various stockholders loaned the Company $25,000 and were issued unsecured promissory notes which bear interest at 6% and are due on demand. Similar stockholder loans amounted to $25,000 during 2012, $35,000 during 2010, and $25,000 during 2009. Interest of $20,448 was accrued and unpaid at June 30, 2014.

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

4.     Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. Holders of common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings, including the election of directors. The common stock does not have cumulative voting rights. During December 2007, the Company issued 5,000,000 shares of its common stock pursuant to a private placement for $50,000.

5.     Income Taxes

The Company has approximately $63,400 in gross deferred tax assets at June 30, 2014 resulting from capitalized start-up costs and net operating losses. A valuation allowance has been recorded to fully offset these deferred tax assets as the future realization of the related income tax benefit is uncertain.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $4,918 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of June 30, 2014, the Company had current assets equal to $4,918, comprised of cash and cash equivalents. This compares with current assets of $9,068 comprised of cash, cash equivalents and prepaid expenses as of December 31, 2013. The Company’s current liabilities as of June 30, 2014 totaled $141,528, comprised of accounts payable, accrued interest, accrued expenses and notes payable to stockholders. This compares with current liabilities of $133,025, comprised of accounts payable, accrued interest, accrued expenses and notes payable to stockholders, as of December 31, 2013. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended June 30, 2014 and 2013 and for the cumulative period from November 16, 2007 (Inception) to June 30, 2014:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	For the Cumulative Period from November 16, 2007 (Inception) to June 30, 2014
Net Cash Used in Operating Activities	$(1,650)	$(11,097)	$(155,082)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$-	$25,000	$160,000
Net Increase (Decrease) in Cash and Cash Equivalents	$(1,650)	$13,903	$4,918

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from November 16, 2007 (Inception) though June 30, 2014. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2014, the Company had a net loss of $6,887, consisting of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports. This compares with a net loss of $6,749 for the three months ended June 30, 2013, consisting of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the six months ended June 30, 2014, the Company had a net loss of $12,653, consisting of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports. This compares with a net loss of $12,722 for the six months ended June 30, 2013, consisting of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the period from November 16, 2007 (Inception) to June 30, 2014, the Company had a net loss of $186,610 comprised exclusively of interest expense and legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in February of 2008, and the filing of the Company’s periodic reports on Form 10-Q and Form 10-K.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective  as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on November 16, 2007.

*3.2	By-Laws.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the SEC on February 1, 2008, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2014	ZETA ACQUISITION CORP. III

	By:	/s/ John Pappajohn
John Pappajohn
President and Director
Principal Executive Officer

	By:	/s/ Matthew P. Kinley
Matthew P. Kinley
Secretary, Chief Financial Officer and Director
Principal Financial Officer

