Form 10-Q
period 2015-06-30
Kura Oncology, Inc.
filed 2015-08-14
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of the close of business on August 12, 2015, the registrant had 14,508,177 shares of Common Stock ($0.0001 par value) outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	June 30, 2015	December 31, 2014 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,788	$1,124
Short-term investments	26,145	-
Accounts receivable, related party	372	30
Prepaid expenses and other current assets	884	42
Total current assets	47,189	1,196
Property and equipment, net	59	27
Other long-term assets	279	150
Other long-term assets, related party	5	5
Total assets	$47,532	$1,378

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,492	$846
Accounts payable and accrued expenses, related party	1,112	134
Convertible notes payable, related party, current	-	2,036
Total current liabilities	3,604	3,016
Convertible notes payable, related party	-	493
Other long-term liabilities	604	1,295
Other long-term liabilities, related party	-	7
Total liabilities	4,208	4,811

Commitments and contingencies (Note 10)

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000 and 100,000 shares authorized; 14,508 and 4,944 shares issued; and 10,609 and 411 shares outstanding, excluding 3,899 and 4,533 shares subject to repurchase as of June 30, 2015 and December 31, 2014, respectively	1	-
Additional paid-in capital	57,069	238
Accumulated comprehensive loss	(14)	-
Accumulated deficit	(13,732)	(3,671)
Total stockholders' equity (deficit)	43,324	(3,433)
Total liabilities and stockholders' equity (deficit)	$47,532	$1,378

(1)

The balance sheet data at December 31, 2014 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Operating Expenses:
Research and development	$3,345	$5,949
Research and development, related party	1,056	2,080
General and administrative	1,492	2,529
General and administrative, related party	14	37
Total operating expenses	5,907	10,595
Other Income (Expense):
Management fee income, related party	300	600
Interest income	22	22
Interest expense	-	(42)
Interest expense, related party	-	(46)
Total other income	322	534
Net loss	$(5,585)	$(10,061)
Net loss per share, basic and diluted	$(0.54)	$(1.47)
Weighted average number of shares used in computing net loss per share, basic and diluted	10,420	6,822

Comprehensive Loss:
Net loss	$(5,585)	$(10,061)
Unrealized loss on marketable securities	(14)	(14)
Comprehensive loss	$(5,599)	$(10,075)

See accompanying notes to condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statement of Cash Flows

(In thousands)

(Unaudited)

Six Months Ended
June 30, 2015
Operating Activities
Net loss	$(10,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,129
Non-cash license fee expense	500
Change in value of derivative liability	307
Non-cash accrued interest expense	37
Non-cash accrued interest expense, related parties	42
Depreciation expense	6
Amortization of discount on marketable securities	37
Changes in operating assets and liabilities:
Accounts receivable, related party	(342)
Prepaid expenses and other current assets	(778)
Other long-term assets	(129)
Accounts payable and accrued expenses	1,382
Accounts payable and accrued expenses, related party	978
Other long-term liabilities	(998)
Net cash used in operating activities	(7,890)

Investing Activities
Purchases of marketable securities	(26,260)
Purchases of property and equipment	(27)
Net cash used in investing activities	(26,287)

Financing Activities
Proceeds from issuance of common stock, net	47,841
Proceeds from issuance of convertible notes payable	5,000
Net cash provided by financing activities	52,841

Net increase in cash and cash equivalents	18,664
Cash and cash equivalents at beginning of period	1,124
Cash and cash equivalents at end of period	$19,788

Supplemental disclosure of non-cash financing activities:
Conversion of convertible notes and related accrued interest to common stock	$4,327
Conversion of convertible notes and related accrued interest to common stock, related party	$3,288
Financing costs included in accounts payable and accrued expenses	$253

See accompanying notes to condensed financial statements.

KURA ONCOLOGY, INC.

Notes to Unaudited Condensed Financial Statements

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

References in these Notes to Unaudited Condensed Financial Statements to the “Company” or “we”, “our” or “us”, refer to Kura Oncology, Inc., or Prior Kura, a private Delaware corporation incorporated in the State of Delaware in August 2014, for the periods prior to the Merger (as defined below) which took place on March 6, 2015, and Kura Oncology, Inc., a Delaware corporation incorporated in November 2007 and formerly known as Zeta Acquisition Corp. III, for the periods following the Merger.

Effective March 6, 2015, or Effective Time, we completed a reverse merger, or the Merger, with a wholly owned subsidiary of “Zeta Acquisition Corp. III,” or Zeta, a public shell company, leaving Prior Kura as the surviving entity. On March 31, 2015, the surviving entity merged with and into us. Zeta was formed in November 2007 with no specific business plan or purpose. As a result of the Merger and related transactions, Zeta changed its name to “Kura Oncology, Inc.” and began operating Prior Kura’s business.

Pursuant to the terms of the Merger Agreement, at the Effective Time, each share of Prior Kura common stock outstanding immediately prior to the Effective Time was exchanged for one-half (1/2) of a share of our common stock. The share and price per share amounts presented in these Unaudited Condensed Financial Statements have been adjusted for such exchange. We issued an aggregate of 14,508,177 shares of our common stock upon such exchange of the Prior Kura common stock outstanding. In addition, at the Effective Time, we assumed Prior Kura’s 2014 Equity Incentive Plan that was in existence immediately prior to the Effective Time and concurrently approved the amendment and restatement of the Prior Kura 2014 Equity Incentive Plan, or 2014 Plan, pursuant to our 2014 Plan, which became effective in April 2015. Refer to Note 12, Equity Incentive Plan for detailed discussion of the 2014 Plan.

Immediately following the Effective Time, pursuant to the terms of a Redemption Agreement dated March 6, 2015, or the Redemption Agreement, by and among Zeta and its pre-Merger stockholders, we completed the closing of a redemption of 5,000,000 shares of our common stock, or the Redemption, from our pre-Merger stockholders for consideration of $70,000, plus $30,000 in professional fees related to the transaction. The 5,000,000 shares constituted all of the issued and outstanding shares of Zeta’s capital stock, on a fully-diluted basis, immediately prior to the Merger. Upon completion of the Merger and the Redemption, Prior Kura’s stockholders held 100% of the outstanding shares of our capital stock.

Immediately prior to the Merger, on March 6, 2015, Prior Kura sold 8,280,696 shares of our common stock to investors at a price of $6.32 per share for gross proceeds of $52.3 million, or the Financing. The Financing represented a qualified financing conversion event pursuant to the then outstanding convertible promissory notes. As such, upon the closing of the Financing, $7.5 million in principal and $115,000 in accrued interest on such convertible promissory notes through February 28, 2015 automatically converted into 1,204,870 shares of our common stock.

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

2. Basis of Presentation

The accompanying unaudited condensed financial statements should be read in conjunction with Prior Kura’s audited financial statements and notes thereto for the year ended December 31, 2014 included in the final prospectus dated July 21, 2015 filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, relating to our registration statement on Form S-1 (333-203503), originally filed with on April 17, 2015, as amended, from which we derived our balance sheet as of December 31, 2014. The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of the condensed financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in our condensed financial statements and accompanying notes. The amounts reported could differ under different estimates and assumptions. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates.

3. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments. Cash and cash equivalents consist primarily of cash in readily available checking and money market accounts.

Short-Term Investments

Short-term investments are marketable securities with maturities greater than three months from date of purchase that are specifically identified to fund current operations. Short-term investments are classified as available-for-sale at fair value as determined by prices for identical or similar securities at the balance sheet date. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. The cost of short-term investments is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in interest income. The available-for-sale investments are carried at fair value with unrealized gains and losses recorded in other comprehensive loss and included as a separate component of stockholders' equity (deficit). Realized gains and losses from the sale of available-for-sale securities and declines in value judged to be other than temporary on short-term investments, if any, are determined on a specific identification basis and are reclassified out of comprehensive loss and included in interest income in the condensed statement of operations and comprehensive loss.

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

Research and Development Expenses

Research and development expenses consist of salaries, benefits, and other personnel costs, preclinical and clinical trial costs, manufacturing costs for non-commercial products, and research and development facilities costs. All such costs are charged to research and development expense as incurred when these expenditures have no alternative future uses. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values are expensed as research and development costs at the time such costs are incurred. As of June 30, 2015, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

Clinical Trial Costs and Accruals

A significant portion of our clinical trial costs relate to contracts with contract research organizations, or CROs. The financial terms of our CRO contracts may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate clinical trial expenses in our condensed financial statements by matching those expenses with the period in which services and efforts are expended. As part of the process of preparing our condensed financial statements, we rely on cost information provided by our CROs (concerning monthly expenses as well as reimbursement for pass through costs). We are also required to estimate certain of our expenses resulting from our obligations under our CRO contracts. Accordingly, our clinical trial accrual is dependent upon the timely and accurate reporting of CROs and other third-party vendors. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. Historically, we have had no material changes in clinical trial expense that had a material impact on our results of operations or financial position.

Share-Based Payments

Our share-based awards are measured at fair value on the date of grant based upon the estimated fair value of common stock. The fair value of awards expected to vest are recognized and amortized on a straight-line basis over the requisite service period of the award less estimated forfeitures. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model that requires the use of subjective assumptions including volatility, expected term, risk-free rate, and the fair value of the underlying common stock.

Awards granted to non-employees are subject to periodic revaluation over their vesting terms. The fair value of non-employee awards is remeasured at each reporting period as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on the date of grant. We record the expense for stock option grants to non-employees based on the estimated fair value of the stock options using the Black-Scholes option pricing model. Estimated fair value of the restricted stock awards granted to non-employees is recorded on the earlier of the performance commitment date or the date the services required are completed and are remeasured at fair value during the service period. As non-employee restricted stock awards vest, they are remeasured at fair value and expensed based on the intrinsic value method which is measured as the difference between the exercise price paid for the restricted stock award and the fair value of the shares as the right of the repurchase lapses each vesting period.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during the period from transactions and other events and non-owner sources, including unrealized losses on marketable securities.

Segment Reporting

We operate in a single industry segment which is the discovery and development of personalized therapeutics for the treatment of solid tumors and blood cancers. Our chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment.

Net Loss per Share

We calculated basic net loss per common share by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of unvested restricted stock awards and outstanding stock options under our equity plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the antidilutive effect of the securities. Because of our net loss, unvested stock awards representing an aggregate of 3,899,285 shares of common stock and options to purchase an aggregate of 410,000 shares of common stock, are excluded from the calculation of diluted net loss per common share as of June 30, 2015 due to the anti-dilutive effect of the securities.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), that supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance.

In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, we will adopt the standard for annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the alternative transition methods and the potential effects on our financial statements and future operating results.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures.

4. Short-Term Investments

The following table summarizes, by major security type, our short-term investments that are measured at fair value on a recurring basis as of June 30, 2015, in thousands:

		As of June 30, 2015
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government sponsored entities	2 years or less	$13,317	$1	$(2)	$13,316
Corporate debt securities	2 years or less	8,946	-	(13)	8,933
Commercial paper	1 year or less	3,896	-	-	3,896
Total		$26,159	$1	$(15)	$26,145

These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. We review our investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of June 30, 2015, we had not recognized any such impairment in our condensed financial statements.

5. Fair Value Measurements

Investment Securities

As of June 30, 2015, we had cash equivalents and short-term investments measured at fair value on a recurring basis. As of December 31, 2014, we did not have any cash equivalents or short-term investments measured at fair value on a recurring basis. The carrying amounts of our financial instruments, which include cash equivalents, prepaid expenses, accounts payable, accrued expenses and all related party amounts approximate their fair values as of June 30, 2015, primarily due to their short-term nature. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

Available-for-sale marketable securities consist of corporate debt securities, commercial paper and government sponsored entities and were measured at fair value using Level 2 inputs. We determine the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. We validate the fair values of Level 2 financial instruments by comparing these fair values to a third-party pricing source. No transfers between levels have occurred during the periods presented.

The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as of June 30, 2015, in thousands:

	Fair Value Measurements at June 30, 2015
	Balance	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$18,753	$18,753	$-	$-

Short-term investments:
Government sponsored entities	13,316	-	13,316	-
Corporate debt securities	8,933	-	8,933	-
Commercial paper	3,896	-	3,896	-
Total short-term investments	26,145	-	26,145	-
Total	$44,898	$18,753	$26,145	$-

Derivative Liability

Our license agreement with The Regents of the University of California San Francisco, or UCSF, which was amended in April 2015, provides for an indexed milestone payment upon the occurrence of a qualified financing and a subsequent initial public offering or a change of control event, as defined in the agreement. The indexed milestone was determined to qualify as an embedded derivative liability requiring an estimate of fair value. The UCSF derivative liability is measured at fair value (Level 3) on a recurring basis and is included in other long-term liabilities on the condensed balance sheets. No transfers between levels have occurred during the periods presented.

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

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs:

Derivative Liabilities
(In thousands)
Balance at December 31, 2014	$196
Change in fair value (1)	307
Balance at June 30, 2015	$503

(1)

The amount is included within research and development expenses on our condensed statement of operations and comprehensive loss. The change in fair value of the derivative liability for the three and six months ended June 30, 2015 was $210,000 and $307,000, respectively.

6. Property and Equipment, Net

Property and equipment consisted of the following, in thousands:

	June 30, 2015	December 31, 2014
Computer equipment	$59	$26
Software	7	2
	66	28
Less: accumulated depreciation	(7)	(1)
Property and equipment, net	$59	$27

7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following, in thousands:

	June 30, 2015	December 31, 2014
Accounts payable	$715	$226
Accrued expenses	1,193	581
Accrued compensation and benefits	584	39
Total accounts payable and accrued expenses	$2,492	$846

8. Notes Payable

Araxes Convertible Note

In October 2014, we entered into a Note Purchase Agreement and Convertible Promissory Note with an affiliated company Araxes Pharma LLC, or Araxes, under which Araxes provided a $2.0 million loan in the form of a convertible promissory note. As a result of the Financing, the total of unpaid principal and accrued interest as of February 28, 2015 was automatically converted into 326,443 shares of our common stock.

Araxes Asset Purchase Agreement – Convertible Note

As consideration for the patents acquired under the Araxes Asset Purchase Agreement entered into in December 2014, Araxes issued a convertible promissory note equal to the purchase price of the patent rights of $500,000. As a result of the Financing, the total of unpaid principal and accrued interest as of February 28, 2015 was automatically converted into 80,293 shares of our common stock.

January 2015 Convertible Notes

In January 2015, we entered into a Note Purchase Agreement and Convertible Promissory Note for a $3.0 million loan with various persons and entities named within the agreement, or the Holders, of which $710,000 were with certain officers and certain officers’ related parties. As a result of the Financing, the total of unpaid principal and accrued interest as of February 28, 2015 was automatically converted into 479,667 shares of our common stock.

JJDC Convertible Note

In accordance with the license agreement with Janssen Pharmaceutica NV, or Janssen, a foreign entity headquartered in Belgium and an affiliate of Johnson & Johnson, Inc., in January 2015 we entered into a Convertible Promissory Note with Janssen’s affiliated company, Johnson & Johnson Innovation – JJDC, Inc., or JJDC, for $1.0 million. As a result of the Financing, the total of unpaid principal and accrued interest as of February 28, 2015 was automatically converted into 159,615 shares of our common stock.

February 2015 Convertible Notes

In February 2015, we entered into a Note Purchase Agreement and Convertible Promissory Note with entities named within the agreement, or the February Note Holders, under which the February Note Holders provided a $1.0 million loan in the form of convertible promissory notes. As a result of the Financing, the total of unpaid principal and accrued interest as of February 28, 2015 was automatically converted into 158,852 shares of our common stock.

9. License Agreements

License Agreement with The University of Michigan

In December 2014, we entered into a license agreement with The Regents of The University of Michigan, or Michigan, under which we received certain license rights for a non-refundable upfront license, annual maintenance fees and payments upon achievement of certain development and sales-based milestones. The licensed asset consists of a number of compounds, which are in the lead discovery/lead optimization phase. All future development, regulatory and commercial work on the asset will be completed fully and at our sole expense. Michigan retains the right to use the asset for non-commercial research, internal and/or educational purposes, with the right to grant the same limited rights to other non-profit research institutions. Furthermore, the agreement stipulates contingent consideration for the issuance of shares equivalent to a set dollar value upon the occurrence of a qualified financing or a change of control event, as defined in the amendment to the agreement, consistent with the terms issued to any future investors or the per share consideration to be received by other shareholders. As a result of the Financing, we issued 79,113 shares of our common stock at a fair value of $500,000, which was recognized as research and development expense during the six months ended June 30, 2015.

The agreement will terminate upon the last-to-expire patent rights, or may be terminated by us at any time with 90 days written notice of termination or terminated by Michigan upon a bankruptcy by us, payment failure by us that is not cured within 30 days or a material breach of the agreement by us that is not cured within 60 days.

Sponsored Research Agreement with The University of Michigan

In February 2015, we entered into a Sponsored Research Agreement with Michigan under which we will sponsor up to $2.7 million of research at Michigan over a three-year period. We will receive a non-exclusive right to any technology developed under this agreement and have an option right for an exclusive right to any such licenses developed under the agreement. The Sponsored Research Agreement allows for termination with notice at any time by us. In the event of termination by us prior to the second anniversary of the agreement, other than due to breach by Michigan, we will be required to pay costs budgeted through the second anniversary up to $2.0 million of the sponsored research amount. Any costs incurred for the Sponsored Research Agreement will be expensed as incurred. For the three and six months ended June 30, 2015, we recorded approximately $251,000 and $376,000, respectively, in research and development expense under this research agreement.

Collectively, our outstanding license agreements provide for specified development, regulatory and sales-based milestone payments up to a total of $81.7 million payable upon occurrence of each stated event, of which $1.2 million relates to the initiation of certain development activities, $30.5 million relates to the achievement of specified regulatory approvals for the first indication and up to $50.0 million for the achievement of specified levels of product sales. Additional payments will be due for each subsequent indication if specified regulatory approvals are achieved. All milestone payments under the agreements will be recognized as research and development expense upon completion of the required events because the triggering events are not considered to be probable until they are achieved. As of June 30, 2015, we have not achieved any milestones under the agreements. Furthermore, if all the programs are successfully commercialized, we will be required to pay tiered royalties on annual net product sales ranging from the low single digits to the low teens, depending on the volume of sales and the respective agreement.

10. Commitments and Contingencies

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

11. Stockholders’ Equity

Immediately prior to the Merger, on March 6, 2015, Prior Kura sold 8,280,696 shares of our common stock at a price of $6.32 per share, for net proceeds of approximately $48.2 million, net of $4.1 million in fees. The Financing represented a qualified financing conversion event pursuant to the Notes. As such, upon the closing of the Financing, an aggregate of $7.5 million in principal under the Notes and $115,000 in accrued interest through February 28, 2015 automatically converted into 1,204,870 shares of our common stock. In addition, we incurred approximately $568,000 in costs related to the Merger which were accounted for as financing costs in additional paid-in capital.

Effective April 13, 2015, pursuant to our amended and restated certificate of incorporation, we have authorized capital stock consisting of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

12. Equity Incentive Plan

In August 2014, Prior Kura adopted the Prior Kura 2014 Equity Incentive Plan. In connection with the Merger as discussed in Note 1, at the Effective Time of the Merger, we adopted the Prior Kura 2014 Equity Incentive Plan and approved the amendment and restatement of the Prior Kura 2014 Equity Incentive Plan pursuant to the 2014 Plan, which became effective April 13, 2015. Under the 2014 Plan, a total of 5,975,000 shares are reserved for issuance. As of June 30, 2015, there were 621,500 shares of common stock reserved for future stock awards under the 2014 Plan. The 2014 Plan provides equity-based incentives in the form of stock awards to employees and other providers of services to us. The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation to eligible recipients. Recipients of incentive stock options shall be eligible to purchase shares of our common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options to be granted under the Plan is ten years.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2015, in thousands (except per share data):

	Number of Shares	Weighted Average Exercise Price per Share
Balance at December 31, 2014	-
Granted	410	$6.32
Balance at June 30, 2015	410	$6.32
Exercisable at June 30, 2015	2	$6.32

The weighted average assumptions used to estimate the fair value of stock options granted to employees in the six months ended June 30, 2015 using the Black-Scholes option pricing model were as follows:

Six Months Ended
June 30, 2015
Weighted average grant date fair value per share	$4.02
Expected volatility	70.8%
Expected term (in years)	6.00 — 6.08
Risk free interest rate	1.8%
Expected dividend yield	-

In estimating fair value for stock options issued under the 2014 Plan, expected volatility was based on historical volatility of comparable publicly-traded companies because our common stock has not been publicly traded. Due to the lack of historical option exercise data, we estimated the expected term using the simplified method. The risk-free interest rates are based on the U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. We apply estimate forfeitures at the time of grant based on historical experience and revise our estimate in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Awards

Restricted stock awards were granted at a price equal to the estimated fair market value on the date of grant. The restricted stock awards generally vest over four years from the original vesting date, with certain grants subject to one-year cliff vesting. The vesting provisions of individual awards may vary as approved by our Board of Directors. In connection with the issuance of restricted common stock, we maintain a repurchase right where shares of restricted common stock are released from such repurchase right over a period of time of continued service by the recipient. The repurchase price for unvested stock awards will be the lower of (i) the fair market value of the shares of common stock on the date of repurchase or (ii) their original purchase price. As of June 30, 2015, there were 3,899,285 shares subject to repurchase, of which 3,286,888 and 612,397 shares were related to employee and non-employee stock awards, respectively.

The following is a summary of restricted share activity for the six months ended June 30, 2015, in thousands (except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	4,533	$0.002
Granted	-
Vested	(634)
Unvested at June 30, 2015	3,899	$0.003
Vested at June 30, 2015	1,044	$0.004

For the six months ended June 30, 2015, 487,028 and 146,561 shares underlying restricted stock awards granted to employees and non-employees, respectively, vested. As of June 30, 2015, 809,112 and 235,103 shares of underlying restricted stock awards granted to employees and non-employees, respectively, were vested. For the three and six months ended June 30, 2015, we recognized share-based compensation expense related to restricted stock awards totaling $397,000 and $1.0 million, respectively, of which $364,000 and $968,000 related to non-employee restricted stock awards, respectively.

The following table summarizes share-based compensation expense for all equity awards granted, in thousands:

	Three months ended	Six months ended
	June 30, 2015	June 30, 2015
Research and development	$404	$1,007
General and administrative	81	122
Total stock-based compensation expense	$485	$1,129

13. Related Party Transactions

As discussed in Note 8, in January 2015, we entered into a Note Purchase Agreement and Convertible Promissory Note for a $3.0 million loan with the Holders, of which $710,000 were with certain officers and certain officers’ related parties. As a result of the Financing, the total of unpaid principal and accrued interest as of February 28, 2015 was automatically converted into 479,667 shares of our common stock.

Our president and chief executive officer is also the managing member of our affiliated company Araxes. Four individuals are significant stockholders of each of us and Araxes. The following is a summary of all transactions with Araxes for the six months ended June 30, 2015:

Convertible Promissory Notes

As described in Note 8, as a result of the Financing, the total of unpaid principal and accrued interest as of February 28, 2015 for the convertible note payable to Araxes was automatically converted into 326,443 shares of our common stock. In addition, the total of unpaid principal and accrued interest as of February 28, 2015 for the convertible note payable related to the Araxes asset purchase was automatically converted into 80,293 shares of our common stock.

Facility Sublease

We sublease office space from Araxes for a base rent of approximately $5,000 per month plus operating expenses, taxes, insurance, and utilities applicable to the subleased property. Rent expense related to this sublease for the three and six months ended June 30, 2015 was $24,000 and $49,000, respectively. The sublease will expire on August 30, 2016.

Management Fees

We have a management services agreement with Araxes under which Araxes pays us a fixed $100,000 a month for management services. In addition, the agreement allows for Araxes to pay us an amount equal to the number of full time equivalents, or FTE, performing collaboration services for Araxes, at an annual FTE rate of $350,000, plus actual expenses as reasonably incurred. The agreement has an initial term expiring on December 31, 2015 and renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to December 31, 2015 or the expiration of the then-renewal term.

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

14. Subsequent Events

Cambridge Facilities Lease

In August 2015, we entered into a lease agreement for approximately 3,677 square feet of office space located in Cambridge, Massachusetts. We paid a security deposit of approximately $44,000. The lease is subject to a 60 month term, with initial monthly rent of approximately $21,000 per month, and subject to a 1.4% annual rent increase. Total base rent payable over the lease period is $1.3 million. In addition to base monthly rent, we are obligated to pay for operating expenses, taxes, insurance and utilities applicable to the leased property.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our final prospectus filed with the Securities and Exchange Commission, or SEC, on July 21, 2015 related to our Registration Statement on Form S-1, originally filed with the SEC on April 17, 2015, as amended.

This Quarterly Report includes forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, that involve a number of risks, uncertainties and assumptions. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “predict,” “potential,” “continue,” “likely,” or “opportunity,” the negative of these words or other similar words. Similarly, statements that describe our plans, strategies, intentions, expectations, objectives, goals or prospects and other statements that are not historical facts are also forward-looking statements. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report was filed with the SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, the risk factors identified in our SEC reports, including this Quarterly Report. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to update publicly or revise our forward-looking statements.

Unless otherwise provided in this Quarterly Report, references to the “Company,” “we,” “us” and “our” refer to Kura Oncology, Inc., or Prior Kura, a private Delaware corporation incorporated in the State of Delaware in August 2014, for the periods prior to the Merger (as defined below) which took place on March 6, 2015, and Kura Oncology, Inc., a Delaware corporation incorporated in November 2007 and formerly known as Zeta Acquisition Corp. III, for the periods following the Merger.

Overview

We are a clinical stage biopharmaceutical company discovering and developing personalized therapeutics for the treatment of solid tumors and blood cancers. We focus on the development of small molecule product candidates that target cell signaling pathways that are important to driving the progression of certain cancers. We aim to employ molecular diagnostics to identify patients with cancers who are likely to benefit from our targeted product candidates.

Our lead product candidate, tipifarnib, is a farnesyl transferase inhibitor that we are evaluating as a treatment for patients with certain solid tumors, including thyroid, head and neck, urothelial, and salivary cancers, with mutations in the HRAS oncogene. We are also evaluating tipifarnib as a potential treatment for patients with peripheral T-cell lymphoma. We are advancing a set of compounds that inhibit the activity of extracellular-signal-regulated kinases 1 and 2, or ERK1/2, including our lead candidate KO-947, as a potential treatment for patients with tumors that have mutations in or other dysregulation of the mitogen-activated protein kinase, or MAPK, signaling pathway. We are also advancing a set of orally available, small molecule compounds that inhibit the interaction between the proteins menin and MLL for the treatment of MLL-r and MLL-PTD, two genetically-defined subsets of acute leukemias that affect both adults and children.

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

Our accumulated deficit was $13.7 million as of June 30, 2015. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the clinical development of, and seek regulatory approval for, our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to raise capital for the further development of our existing product candidates and we may also need to raise additional funds sooner than expected to pursue other development activities related to our other pipeline programs. As of June 30, 2015, we had cash, cash equivalents, and short-term investments of $45.9 million. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Recent Developments

Private Placement

Prior to the Merger, we sold to accredited investors approximately $60.0 million of our shares of common stock, or 18,971,136 shares, at a price of $3.16 per share (as adjusted to 9,485,566 shares at a price of $6.32 per share, after giving effect to the Merger), which included approximately $7.5 million in principal and $0.1 million in accrued interest from the conversion of our then outstanding convertible promissory notes.

Reverse Merger

On March 6, 2015, or the Effective Time, pursuant to the Merger Agreement, we completed a reverse merger, or the Merger, with a wholly owned subsidiary of a public “shell” company named “Zeta Acquisition Corp. III,” or Zeta, leaving Prior Kura as the surviving entity. On March 31, 2015, the surviving entity merged with and into us. Zeta was formed in November 2007 with no specific business plan or purpose until it began operating our business through the Merger. As a result of the Merger and related transactions, Zeta changed its name to “Kura Oncology, Inc.”

At the Effective Time, each share of Prior Kura common stock that was issued and outstanding immediately prior to the Effective Time was automatically exchanged for 0.5 shares of our common stock. We issued an aggregate of 14,508,177 shares of our common stock upon such exchange of the outstanding shares of Prior Kura. In addition, at the Effective Time, we assumed Prior Kura’s 2014 Equity Incentive Plan, or 2014 Plan, that was in existence immediately prior to the Effective Time and concurrently approved the amendment and restatement of the 2014 Plan, which became effective in April 2015. As of the Effective Time, there were no outstanding options to purchase shares of Prior Kura common stock under the 2014 Plan.

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

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of salaries, benefits and other personnel costs, preclinical and clinical trial costs, manufacturing costs for non-commercial products and research and development facilities costs. All such costs are charged to research and development expense as incurred when these expenditures have no alternative future uses. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values are expensed as research and development costs at the time such costs are incurred. As of June 30, 2015, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

As of June 30, 2015, we had incurred an aggregate of approximately $10.7 million in research and development expenses related to the in-licensing and development of our product candidates and pipeline programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in the continued development of our product candidates and our other pipeline programs. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. Our future research and development expenses will depend on the preclinical and clinical success of each product candidate that we develop, as well as ongoing assessments of the commercial potential of such product candidates. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

We expect to incur substantial research and development expenses during the remainder of 2015 based on increased clinical development activities for our tipifarnib program and research and development activities for our other programs.

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

Other Income (Expense)

Other income (expense) consists primarily of management fee income, interest income, and non-cash interest expense. Management fee income is earned in accordance with the management services agreement with an affiliated company Araxes Pharma LLC, or Araxes. Interest expense consists of interest accrued on convertible notes.

Results of Operations

Prior Kura (the accounting acquirer) was incorporated in August 2014; therefore, there were no operations for the three and six months ended June 30, 2014.

Three Months Ended June 30, 2015

Research and Development Expenses. Research and development expenses were $4.4 million for the three months ended June 30, 2015. Research and development expenses for the three months ended June 30, 2015 were primarily comprised of $2.5 million in outsourced research contracts, $0.8 million in compensation and related personnel costs, $0.4 million in outsourced clinical development costs, $0.4 million in share-based compensation mainly related to stock awards to consultants, and $0.2 million in license fees related to in-process research and development. We expect to incur substantial research and development expenses in 2015 based on increased clinical development activities for our tipifarnib product candidate and research and development for KO-947 and our other programs.

General and Administrative Expenses. General and administrative expenses were $1.5 million for the three months ended June 30, 2015. General and administrative expenses included $0.8 million in compensation costs, $0.3 million in professional and consulting fees, and $0.1 million in share-based compensation. We expect that our general and administrative expenses will increase in the future as we expand our operating activities and maintain and expand our patent portfolio.

Management Fee Income, Related Party. Management fee income, related party was $0.3 million for the three months ended June 30, 2015. In accordance with the management services agreement with Araxes, we receive a fixed monthly fee of $0.1 million for management services. The agreement has an initial term expiring on December 31, 2015 and renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to December 31, 2015 or the expiration of the then-current renewal term.

Six Months Ended June 30, 2015

Research and Development Expenses. Research and development expenses were $8.0 million for the six months ended June 30, 2015. Research and development expenses for the six months ended June 30, 2015 were primarily comprised of $4.1 million in outsourced research contracts, $1.3 million in compensation and related personnel costs, $1.0 million in share-based compensation mainly related to stock awards to consultants, $0.8 million in license fees related to in-process research and development, and $0.6 million in outsourced clinical development costs. We expect to incur substantial research and development expenses in 2015 based on increased clinical development activities for our tipifarnib product candidate and research and development for KO-947 and our other programs.

General and Administrative Expenses. General and administrative expenses were $2.6 million for the six months ended June 30, 2015. General and administrative expenses included $1.3 million in compensation costs, $0.6 million in professional and consulting fees, and $0.1 million in share-based compensation. We expect that our general and administrative expenses will increase in the future as we expand our operating activities and maintain and expand our patent portfolio.

Management Fee Income, Related Party. Management fee income, related party was $0.6 million for the six months ended June 30, 2015. In accordance with the management services agreement with Araxes, we receive a fixed monthly fee of $0.1 million for management services.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through sales of our common stock and convertible notes. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses since inception and negative cash flows from operating activities. As of June 30, 2015, we had an accumulated deficit of $13.7 million. We expect to continue to incur operating losses for the foreseeable future as we continue the development and potential commercialization of our product candidates.

As of June 30, 2015, we had cash, cash equivalents, and short-term investments of $45.9 million. Prior to the Merger, on March 6, 2015, we received net proceeds of $48.2 million, net of financing costs of $4.1 million, from the sale of common stock in an offering to accredited investors. In addition, since inception through June 30, 2015, we received cash proceeds of $7.0 million from the sale of convertible notes.

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

Cash used in operating activities

Cash used in operating activities was $7.9 million for the six months ended June 30, 2015. Cash used in operating activities during the six months ended June 30, 2015 primarily consisted of $10.1 million of net losses incurred. Cash used in operating activities was adjusted for non-cash items such as share-based compensation expenses of $1.1 million, and license fees of $0.5 million.

Cash used in investing activities

Net cash used in investing activities was $26.3 million for the six months ended June 30, 2015, which consisted mainly of purchases of marketable securities.

Cash provided by financing activities

Net cash provided from financing activities was $52.8 million for the six months ended June 30, 2015. Net cash provided from financing activities resulted from receipt of $47.8 million in net proceeds from the sale of common stock in March 2015 and $5.0 million in proceeds from the issuance of convertible notes.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates of the Company

Management’s discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed financial statements required estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in the condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our condensed financial statements appearing elsewhere in this report, we believe the following accounting policies are the most critical to the judgments and estimates used in the preparation of our condensed financial statements.

Research and Development Expenses

We make estimates of our accrued expenses as of each balance sheet date in our condensed financial statements based on facts and circumstances known to us at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed or services are performed. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses

(in other research and development projects or otherwise) and therefore no separate economic values are expensed as research and development costs at the time such costs are incurred.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Rate Risk

We are exposed to interest rate risk on our cash equivalents and short-term investments which are invested primarily in money market funds, government sponsored entities, corporate debt securities, and commercial paper. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Some of the financial instruments that we invest in could be subject to market risk. This means a change in prevailing interest rates may cause the value of the instruments to fluctuate. As of June 30, 2015, based on our current investment portfolio, we do not believe that our results of operations would be materially impacted by an immediate change of 10% in interest rates.

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

Changes in Internal Control over Financial Reporting

In connection with the purchases of marketable securities in the three months ended June 30, 2015, we have developed additional internal controls over our processes for the measurement and recording of the marketable securities. Except for these changes related to our process for the measurement and recording of marketable securities, there have been no changes in our internal control over financial reporting that occurred during our most recent quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 1A. RISK FACTORS

In addition to the information included or incorporated by reference in this Quarterly Report, you should carefully consider the risks described below in evaluating our company. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our final prospectus filed with the SEC on July 21, 2015 relating to our Registration Statement on Form S-1, originally filed with the SEC on April 17, 2015, as amended.

Risks Related to Our Financial Position and Need For Additional Capital

We expect to incur losses over the next several years and may never achieve or maintain profitability.*

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

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, obtaining marketing approval from the Food and Drug Administration, or FDA, for these product candidates and manufacturing, marketing and selling those products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our discovery and preclinical development efforts, expand our business or continue our operations and may require us to raise additional capital that may dilute your ownership interest. A decline in the value of our company could also cause you to lose all or part of your investment.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

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

•	our ability to obtain, as well as the timeliness of obtaining, additional funding to develop our product candidates;
•	the results of clinical trials or marketing applications for product candidates that may compete with our product candidates;
•	competition from existing products or new products that may receive marketing approval;
•	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;
•	any delays in regulatory review and approval of our product candidates;
•	our ability to identify and develop additional product candidates;
•	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;
•	our ability, and the ability of third parties such as clinical research organizations, or CROs, to adhere to clinical study and other regulatory requirements;
•	the ability of third-party manufacturers to manufacture our product candidates and key ingredients needed to conduct clinical trials and, if approved, successfully commercialize our products;
•	the costs to us, and our ability as well as the ability of any third-party collaborators, to obtain, maintain and protect our intellectual property rights;
•	costs related to and outcomes of any future intellectual property litigation;
•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively; and
•	our ability to build our finance infrastructure and, to the extent required, improve our accounting systems and controls.

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

Our ability to use our net operating tax loss carryforwards and certain other tax attributes may be limited.

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

Our research and development programs and product candidates are at an early stage of development. As a result we are unable to predict if or when we will successfully develop or commercialize our product candidates.*

Our clinical-stage product candidate, tipifarnib, as well as our other pipeline assets are at an early stage of development and will require significant investment and regulatory approvals prior to commercialization. We currently have no product candidates beyond Phase 2 clinical trials. We commenced a Phase 2 clinical trial of tipifarnib in advanced solid tumors with the HRAS mutation in May 2015 and anticipate commencing a Phase 2 clinical trial in peripheral T-cell lymphoma in the third quarter of 2015. Our lead candidate in our ERK program, KO-947, is in IND-enabling pre-clinical development, and our backup compounds in the ERK program as well as our other programs, including our Menin-MLL program, are in earlier stages of development. Each of our product candidates will require additional clinical and preclinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. In addition, our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

We cannot be certain that such clinical development of tipifarnib or any of our other product candidates will be successful or that we will obtain regulatory approval or be able to successfully commercialize any of our product candidates and generate revenue. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the clinical trial process may fail to demonstrate that our product candidates are safe and effective for their proposed uses. Any such failure could cause us to abandon further development of any one or more of our product candidates and may delay development of other product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Tipifarnib has been studied in more than 5,000 patients, including more than 600 patients at the dose and schedule currently being used in our Phase 2 trial. At that dose and schedule, and at other doses and schedules that we may use in our clinical trials, tipifarnib exhibited a manageable side effect profile and was generally well tolerated. However, there is no guarantee that unacceptable side effects will not be identified in our clinical trials of tipifarnib. In prior studies tipifarnib demonstrated anti-cancer activity in certain patient subsets. However the anti-cancer activity observed was not sufficient to support marketing approval by the FDA in the indication in which it was sought. Although we are designing our clinical trials to target the patient subsets who we believe are most likely to benefit from treatment with tipifarnib, there is no guarantee that our clinical trials will be successful. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any new drug applications, or NDAs, with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenue.

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

Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates. We may find it difficult to enroll patients in our ongoing Phase 2 clinical trial for tipifarnib in HRAS mutant solid tumors or our anticipated Phase 2 clinical trial for tipifarnib in peripheral T-cell lymphoma.*

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. The patient population for our product candidates is not completely defined, but it is substantially smaller than other cancer indications, because we are looking for the same type of genetic alterations across different tumor types and the number of patients with these alterations may be small. For example, with respect to tipifarnib, we do not know how many patients will have the target HRAS mutations that tipifarnib is expected to inhibit. With regard to out anticipated Phase 2 trial in peripheral T-cell lymphoma, there are a limited number of patients with peripheral T-cell lymphoma, as well as a limited number of clinical centers that treat these patients, and there is substantial competition to recruit these patients to clinical trials.

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

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates, including:

•	unforeseen safety issues or adverse side effects;
•	failure of our companion diagnostics in identifying patients;
•	modifications to protocols of our clinical trials resulting from FDA or institutional review board, or IRB, decisions; and
•	ambiguous or negative interim results of our clinical trials, or results that are inconsistent with earlier results.

We may not be successful in our efforts to build a pipeline of product candidates.

A key element of our strategy is to build a pipeline of small molecule product candidates that inhibit cancer signaling targets where we believe outcomes can be improved by using molecular diagnostics to identify those patients whose tumors have the genetic mutations most likely to respond to treatment, and to progress those product candidates through clinical development for the treatment of a variety of different types of cancer. We may not be able to develop product candidates that are safe and effective inhibitors of all or any of these targets. Even if we are successful in building a product pipeline, the potential product candidates that we identify may not be suitable for clinical development for a number of reasons, including causing harmful side effects or demonstrating other characteristics that indicate a low likelihood of receiving marketing approval or achieving market acceptance. If our methods of identifying potential product candidates fail to produce a pipeline of potentially viable product candidates, then our success as a business will be dependent on the success of fewer potential product candidates, which introduces risks to our business model and potential limitations to any success we may achieve.

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

We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. If the FDA has comments on our study plan for our planned Phase 2 clinical trial of tipifarnib in patients with peripheral T-cell lymphoma that we are required to address, the initiation of the second Phase 2 study may be delayed. There can be no assurance that the FDA will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

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

•

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to redesign or modify our clinical trial protocols, conduct additional clinical trials or abandon product development programs;

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

We have only recently licensed the rights to develop our lead product candidate, tipifarnib, from Janssen Pharmaceutica NV, or Janssen, and the development of tipifarnib prior to our license was conducted wholly by Janssen or any third parties with which it had contracted. As a result, we were not involved with nor did we have any control over any of those development activities. Because we had no input on Janssen’s development activities relating to tipifarnib, we may discover that all or certain elements of the trials and studies it performed have not been in compliance with applicable regulatory standards or have otherwise been deficient, particularly relative to current requirements as development of tipifarnib began in the 1990’s. Any such deficiency in the prior development of tipifarnib may adversely affect our ability to obtain regulatory approval for tipifarnib. We and Janssen are in the process of transitioning the development program documentation and databases from studies previously conducted by Janssen to us. We cannot assure you that our efforts to transition all of the necessary documentation from Janssen will be completed on a timely basis, or at all. If we are unable to successfully complete the transition of Janssen’s tipifarnib development documentation and database to us on a timely basis, our development plans may be delayed, which could harm our business, prospects, financial condition and results of operations.

If serious adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.*

If our product candidates are associated with undesirable side effects in preclinical or clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Tipifarnib has been studied in more than 5,000 patients, including more than 600 patients at the dose and schedule we are currently using in our Phase 2 trial. At that dose and schedule, and at other doses and schedules we may use in our clinical trials, tipifarnib exhibited a manageable side effect profile and was generally well tolerated. The most common hematologic adverse events of any grade were neutropenia (low white blood cell count), anemia and thrombocytopenia (low platelet count). The most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting, and abdominal pain), fatigue and fever.

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

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. To date, the FDA has required premarket approval of all companion diagnostics for cancer therapies. We and our third-party collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third- party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our related product candidates.

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

Our product candidates must be approved by the FDA pursuant to an NDA in the United States and by the European Medicines Agency, or EMA, and similar regulatory authorities outside the United States prior to commercialization. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

We may not be able to benefit from available regulatory exclusivity periods if another company obtains regulatory approval for tipifarnib before we do.

As the composition of matter patents covering tipifarnib expire in 2016 in the United States and in countries in Europe, our commercial strategy for tipifarnib relies on obtaining patents covering methods of use of tipifarnib and on non-patent regulatory exclusivity. In the United States, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon FDA approval of an NDA for a new chemical entity, or NCE, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any Section 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that the FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. EB Pharma has licensed rights from Janssen to develop tipifarnib in certain indications outside of our exclusive field of oncology and Janssen may license rights to other non-oncology indications to other third parties. If EB Pharma or another third party obtains regulatory approval for tipifarnib in a non-oncology indication before we obtain regulatory approval in one of our oncology indications, the five year exclusivity period would commence on the date upon which EB Pharma or another third party obtains regulatory approval, and as a result, the period of regulatory exclusivity to which we may be entitled may be reduced or eliminated and the commercial prospects for tipifarnib would be harmed as a result.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it receives the designation, then the product is entitled to a period of marketing exclusivity that precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication during the exclusivity period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for Orphan Drug Designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug Exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective, if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

We expect that we may in the future pursue an orphan drug designation for at least some of our product candidates, including tipifarnib. However, obtaining an orphan drug designation can be difficult, and we may not be successful in doing so for any of our product candidates. Even if we were to obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same condition if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. The failure to obtain an orphan drug designation for any product candidates we may develop for the treatment of rare cancers, and/or the inability to maintain that designation for the duration of the applicable exclusivity period, could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

A Fast Track Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We do not currently have Fast Track Designation for any of our product candidates but intend to seek such designation. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for the FDA Fast Track Designation. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs that have received Fast Track Designation have failed to obtain drug approval.

A Breakthrough Therapy Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

We do not currently have Breakthrough Therapy Designation for any of our product candidates, but we may seek such designation. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development.

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe, after completing early clinical trials, that one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification and rescind such designations.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products in the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our third-party collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices, or cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities, requirements regarding the distribution of samples to physicians and recordkeeping.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products and if we promote our products beyond their approved indications, we may be subject to enforcement action for off-label promotion. Violations of the Federal Food, Drug, and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the MMA only applies to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

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

Our reliance on these third parties to conduct our clinical trials will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA and other regulatory authorities require us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We do not own or operate facilities for the manufacture of our product candidates, and we do not have any manufacturing personnel. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. Janssen has provided us with its existing inventory of clinical supply of tipifarnib. Janssen also provided us with its existing inventory of crude drug substance and bulk key intermediate for manufacture of drug substance for tipifarnib. A portion of the clinical supply of tablets of tipifarnib provided by Janssen have a non-uniform surface where the film coating on the tablets has worn away to a varying degree. We believe this surface erosion is a cosmetic defect only and has no impact on patient safety or the effectiveness of the tablets, and an insignificant impact on taste masking, and that this clinical supply will support our ongoing and planned Phase 2 clinical trials for tipifarnib. However there is no guarantee that clinical trial participants will accept all the tablets and that our existing clinical supply will be sufficient for our ongoing and planned Phase 2 clinical trials or for any unanticipated extension of our Phase 2 clinical trials. If we are required to manufacture additional clinical supplies our Phase 2 clinical trials may be delayed. We rely, and expect to continue to rely, on third parties, for the manufacture of our other product candidates for preclinical and clinical testing. We will rely on third parties as well for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials.

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

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.*

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies, which may directly compete with tipifarnib, KO-947 and any other future product candidates.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain intellectual property protection for our technology and products, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

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

Our patent rights may not protect our patent protected products and product candidates if competitors devise ways of making products that compete with us without legally infringing our patent rights. For example, our patent rights in tipifarnib are limited in ways that affect our ability to exclude third parties from competing against us. In particular, the patent term for the composition of matter patents covering the active pharmaceutical ingredient, or API, of tipifarnib expire in 2016 in the United States, countries in Europe and other jurisdictions. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. Patent term extension may be available in the U.S. to account for regulatory delays in obtaining human marketing approval for tipifarnib however, only one patent may be extended per marketed compound. Under our license agreement with Janssen, we and Janssen agree to cooperate in obtaining available patent term extensions. We and Janssen may not reach agreement and no patent term extension may be obtained. Additionally, the applicable authorities, including the U.S. Patent and Trademark Office, or U.S. PTO, and the FDA, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to patents, or may grant more limited extensions than requested. If this occurs, our competitors who obtain the requisite regulatory approval can offer products with the same API as tipifarnib so long as the competitors do not infringe any method of use or formulations patents that we may hold. Competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

The patent applications of pharmaceutical and biotechnology companies involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our patent position.

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

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. PTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Presently we have rights to intellectual property to develop tipifarnib in the field of oncology, including patents and patent applications we exclusively licensed from Janssen, as well as exclusive worldwide licenses for all therapeutic indications for certain compounds in our other programs, including in our Menin-MLL program. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. Additionally, a companion diagnostic may require that we or a third-party collaborator developing the diagnostic acquire use or proprietary rights held by third parties. We may be unable to acquire or in-license any compositions, methods of use, or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

Risks Related to Employee Matters, Managing Growth and Macroeconomic Conditions

We currently have a limited number of employees, are highly dependent on our Chief Executive Officer and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are an early-stage clinical development company with a limited operating history, and, as of June 30, 2015, we had only 22 employees. We are highly dependent on the expertise of Troy E. Wilson, our President and Chief Executive Officer, Antonio Gualberto, our Chief Medical Officer, Yi Liu, our Chief Scientific Officer, and Pingda Ren, our Senior Vice President, Chemistry and Pharmaceutical Sciences, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Additionally, Dr. Wilson currently also serves as President and Chief Executive Officer of Avidity NanoMedicines, LLC. As a result, Dr. Wilson is not able to devote all of his business time and attention to our business. Conflicts may arise in the future if there are competing demands on Dr. Wilson’s time and attention and our business may be harmed as a result.

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

Our common stock may not be eligible for listing or quotation on any securities exchange.*

We do not currently meet the initial listing standards of any national securities exchange and our common stock is not quoted for sale on any over-the-counter trading system. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial listing standards, that we will be able to maintain any such listing. Further, the national securities exchanges have adopted so-called “seasoning” rules that require that we meet certain requirements, including prescribed periods of time trading over-the-counter and minimum filings of periodic reports with the SEC, before we are eligible to apply for listing on such national securities exchanges. We are in contact with an authorized market maker for an over-the-counter quotation system for sponsorship of our common stock, but we cannot guarantee that such sponsorship will be approved and our common stock listed and quoted for sale. Even if our common stock is quoted for sale on an over-the-counter quotation system, buyers may be insufficient in numbers to allow for a robust market and it may prove impossible to sell your shares. In addition, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital. Further, an unestablished trading market for our common stock may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our common stock as consideration.

The price of our common stock may be volatile and may be influenced by numerous factors, some of which are beyond our control.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Because we did not become a reporting company by conducting an underwritten initial public offering of our common stock, and because we are not listed on a national securities exchange, security analysts of brokerage firms may not provide coverage of our company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our common stock.

The resale of shares covered by our effective resale registration statement could adversely affect the market price of our common stock in the public market, should one develop, which result would in turn negatively affect our ability to raise additional equity capital.*

The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional equity capital. We filed a registration statement with the SEC, which was declared effective on July 21, 2015, to register the resale of 14,279,820 shares of our common stock, which represents 98% of the shares of our common stock issued and sold in our private placement transaction consummated in March 2015. The resale registration statement permits the resale of these shares at any time and without restriction, subject to applicable lock-up provisions in the Registration Rights Agreement executed in connection with the private placement. The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, because there are a large number of shares registered pursuant to the resale registration statement, the selling stockholders named in such registration statement may continue to offer shares covered by the resale registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the resale registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

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

We will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

At the Effective Time of the Merger consummated on March 6, 2015, we assumed Prior Kura’s 2014 Equity Incentive Plan, or 2014 Plan, and concurrently approved the amendment and restatement of the 2014 Plan, which became effective in April 2015. As of the Effective Time, there were 4,943,500 shares of stock awards granted and 1,031,500 shares of common stock reserved for future stock awards under the 2014 Plan, and there were no outstanding options to purchase shares of our common stock under the 2014 Plan.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kura Oncology, Inc.
A Delaware corporation

Date: August 14, 2015	By: /s/ Troy E. Wilson
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2015	By: /s/ Heidi Henson
Heidi Henson
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Agreement and Plan of Merger, dated March 6, 2015, by and among the Registrant, Kura Operations, Inc. and Kura Oncology, Inc.		8-K (Exhibit 2.1)	3/12/2015	000-53058

2.2	Agreement and Plan of Merger, dated March 6, 2015, by and between the Registrant and Kura Oncology, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	3/12/2015	000-53058

3.1	Amended and Restated Certificate of Incorporation of the Registrant.		S-1 (Exhibit 3.1)	4/17/2015	333-203503

3.2	Certificate of Merger relating to the Merger of Kura Operations, Inc. with and into Kura Oncology, Inc., filed with the Secretary of State of the State of Delaware on March 6, 2015.		8-K (Exhibit 3.3)	3/12/2015	000-53058

3.3

Certificate of Ownership and Merger relating to the merger of Kura Oncology, Inc. with and into the Registrant, filed with the Secretary of State of the State of Delaware on March 6, 2015, relating to the name change of the Registrant.

			8-K (Exhibit 3.4)	3/12/2015	000-53058

3.4	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.5)	3/12/2015	000-53058

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Registration Rights Agreement, dated as of March 6, 2015, by and among Kura Oncology, Inc. and the Investors listed on Schedule A thereto.		8-K (Exhibit 4.2)	3/12/2015	000-53058

10.1+	Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.		8-K (Exhibit 10.1)	3/12/2015	000-53058

10.2+	Form of Restricted Stock Purchase Agreement and Restricted Stock Purchase Award Notice under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.		8-K (Exhibit 10.2)	3/12/2015	000-53058

10.3+	Kura Oncology, Inc. 2015 Employee Stock Purchase Plan.		8-K (Exhibit 10.3)	3/12/2015	000-53058

10.4+	First Amendment to Executive Employment Agreement, effective as of May 12, 2015, by and between Kura Oncology, Inc. and Troy Wilson, Ph.D., J.D.		10-Q (Exhibit 10.6)	5/13/2015	000-53058

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350	X

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document

+	Indicates management contract or compensatory plan.