Form 10-Q
period 2015-09-30
Kura Oncology, Inc.
filed 2015-11-13
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number: 001-37620

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

As of the close of business on November 13, 2015, the registrant had 21,370,560 shares of Common Stock ($0.0001 par value) outstanding.

KURA ONCOLOGY, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Balance Sheets − As of September 30, 2015 (unaudited) and December 31, 2014	3

Condensed Statements of Operations and Comprehensive Loss − Three and Nine Months Ended September 30, 2015 (unaudited) and August 22, 2014 (Inception) to September 30, 2014 (unaudited)	4

Condensed Statements of Cash Flows − Nine Months Ended September 30, 2015 (unaudited) and August 22, 2014 (Inception) to September 30, 2014 (unaudited)	5

Notes to Condensed Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION	24

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 6. Exhibits	51

Signatures	52

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	September 30, 2015	December 31, 2014 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,215	$1,124
Short-term investments	30,017	-
Accounts receivable, related party	379	30
Prepaid expenses and other current assets	695	42
Total current assets	42,306	1,196
Property and equipment, net	78	27
Other long-term assets	438	150
Other long-term assets, related party	5	5
Total assets	$42,827	$1,378

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$3,654	$846
Accounts payable, related party	1,057	134
Convertible notes payable, related party, current	-	2,036
Total current liabilities	4,711	3,016
Convertible notes payable, related party	-	493
Other long-term liabilities	332	1,295
Other long-term liabilities, related party	-	7
Total liabilities	5,043	4,811

Commitments and contingencies (Note 10)

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000 and 100,000 shares authorized; 14,508 and 4,944 shares issued; and 10,936 and 411 shares outstanding, excluding 3,572 and 4,533 shares subject to repurchase as of September 30, 2015 and December 31, 2014, respectively	1	-
Additional paid-in capital	57,604	238
Accumulated comprehensive gain	1	-
Accumulated deficit	(19,822)	(3,671)
Total stockholders' equity (deficit)	37,784	(3,433)
Total liabilities and stockholders' equity (deficit)	$42,827	$1,378

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

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

			Period From
	Three Months Ended	Nine Months Ended	August 22, 2014 (Inception) to
	September 30, 2015	September 30, 2015	September 30, 2014
Operating Expenses:
Research and development	$3,642	$9,591	$3
Research and development, related party	993	3,073	-
General and administrative	1,779	4,308	63
General and administrative, related party	14	51	-
Total operating expenses	6,428	17,023	66
Other Income (Expense):
Management fee income, related party	300	900	-
Interest income	38	60	-
Interest expense	-	(42)	-
Interest expense, related party	-	(46)	-
Total other income	338	872	-
Net loss	$(6,090)	$(16,151)	$(66)
Net loss per share, basic and diluted	$(0.57)	$(1.98)	$(26.94)
Weighted average number of shares used in computing net loss per share, basic and diluted	10,723	8,136	2

Comprehensive Loss:
Net loss	$(6,090)	$(16,151)	$(66)
Unrealized gain on marketable securities	15	1	-
Comprehensive loss	$(6,075)	$(16,150)	$(66)

See accompanying notes to condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

		Period From
	Nine Months Ended	August 22, 2014 (Inception) to
	September 30, 2015	September 30, 2014
Operating Activities
Net loss	$(16,151)	$(66)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,663	-
Non-cash license fee expense	500	-
Change in value of derivative liability	268	-
Non-cash accrued interest expense	37	-
Non-cash accrued interest expense, related party	42	-
Depreciation expense	13	-
Amortization of discount on marketable securities	104	-
Changes in operating assets and liabilities:
Accounts receivable, related party	(349)	-
Prepaid expenses and other current assets	(644)	-
Other long-term assets	(288)	(10)
Accounts payable and accrued expenses	2,561	60
Accounts payable, related party	923	-
Other long-term liabilities	(999)	-
Net cash used in operating activities	(12,320)	(16)

Investing Activities
Purchases of marketable securities	(30,129)	-
Purchases of property and equipment	(49)	(11)
Net cash used in investing activities	(30,178)	(11)

Financing Activities
Proceeds from issuance of common stock, net	47,586	-
Proceeds from issuance of convertible notes payable	5,000	-
Proceeds from issuance of notes payable, related party	-	100
Proceeds from issuance of restricted stock awards	3	9
Net cash provided by financing activities	52,589	109

Net increase in cash and cash equivalents	10,091	82
Cash and cash equivalents at beginning of period	1,124	-
Cash and cash equivalents at end of period	$11,215	$82

Supplemental disclosure of non-cash financing activities:
Conversion of convertible notes and related accrued interest to common stock	$4,327	$-
Conversion of convertible notes and related accrued interest to common stock, related party	$3,288	$-

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

Pursuant to the terms of an Agreement and Plan of Merger dated March 6, 2015, by and among Zeta, Kura Operations, Inc. and Prior Kura, at the Effective Time, each share of Prior Kura common stock outstanding immediately prior to the Effective Time was exchanged for one-half (0.5) of a share of our common stock. The share and price per share amounts presented in these Unaudited Condensed Financial Statements have been adjusted for such exchange. We issued an aggregate of 14,508,177 shares of our common stock upon such exchange of the Prior Kura common stock outstanding. In addition, at the Effective Time, we assumed Prior Kura’s 2014 Equity Incentive Plan that was in existence immediately prior to the Effective Time and concurrently approved the amendment and restatement of the Prior Kura 2014 Equity Incentive Plan, pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, which became effective in April 2015. Refer to Note 12, Equity Incentive Plan for detailed discussion of the 2014 Plan.

Immediately following the Effective Time, pursuant to the terms of a Redemption Agreement dated March 6, 2015, by and among Zeta and its pre-Merger stockholders, we completed the closing of a redemption of 5,000,000 shares of our common stock, or the Redemption, from our pre-Merger stockholders for consideration of $70,000, plus $30,000 in professional fees related to the transaction. The 5,000,000 shares constituted all of the issued and outstanding shares of Zeta’s capital stock, on a fully-diluted basis, immediately prior to the Merger. Upon completion of the Merger and the Redemption, Prior Kura’s stockholders held 100% of the outstanding shares of our capital stock.

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

2. Basis of Presentation

The accompanying unaudited condensed financial statements should be read in conjunction with Prior Kura’s audited financial statements and notes thereto for the year ended December 31, 2014 included in the final prospectus dated November 4, 2015 filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, relating to our Registration Statement on Form S-1 (333-207534), originally filed on October 20, 2015, as amended, from which we derived our balance sheet as of December 31, 2014. The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Short-Term Investments

Short-term investments are marketable securities with maturities greater than three months from date of purchase that are specifically identified to fund current operations. Short-term investments are classified as available-for-sale at fair value as determined by prices for identical or similar securities at the balance sheet date. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. The cost of short-term investments is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in interest income. The available-for-sale investments are carried at fair value with unrealized gains and losses recorded in other comprehensive loss and included as a separate component of stockholders' equity (deficit). Realized gains and losses from the sale of available-for-sale securities and declines in value judged to be other than temporary on short-term investments, if any, are determined on a specific identification basis and are reclassified out of comprehensive loss and included in interest income in the condensed statements of operations and comprehensive loss.

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

Research and Development Expenses

Research and development expenses consist of salaries, benefits, and other personnel costs, preclinical and clinical trial costs, manufacturing costs for non-commercial products, and research and development facilities costs. All such costs are charged to research and development expense as incurred when these expenditures have no alternative future uses. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values are expensed as research and development costs at the time such costs are incurred. As of September 30, 2015, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during the period from transactions and other events and non-owner sources. For the periods presented, accumulated other comprehensive loss consists solely of unrealized gains and losses on marketable securities.

Segment Reporting

We operate in a single industry segment which is the discovery and development of personalized therapeutics for the treatment of solid tumors and blood cancers. Our chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment.

Net Loss per Share

We calculated basic net loss per common share by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of unvested restricted stock awards and outstanding stock options under our equity plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the antidilutive effect of the securities. Because of our net loss, unvested stock awards representing an aggregate of 3,571,875 and 4,847,953 shares of common stock and options to purchase an aggregate of 410,000 and zero shares of common stock, are excluded from the calculation of diluted net loss per common share as of September 30, 2015 and 2014, respectively, due to the anti-dilutive effect of the securities.

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

In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, we will adopt the standard for the annual reporting period beginning after December 15, 2017, including interim periods within that reporting period. We are currently evaluating the alternative transition methods and the potential effects on our financial statements and future operating results.

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

4. Short-Term Investments

The following table summarizes, by major security type, our short-term investments that are measured at fair value on a recurring basis as of September 30, 2015, in thousands:

		As of September 30, 2015
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government sponsored entities	2 years or less	$13,288	$6	$-	$13,294
Corporate debt securities	2 years or less	11,534	5	(10)	11,529
Commercial paper	1 year or less	5,194	-	-	5,194
Total		$30,016	$11	$(10)	$30,017

As of September 30, 2015, $9.3 million of our investments had maturities greater than one year. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. We review our investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. As of September 30, 2015, we had not recognized any such impairment in our condensed financial statements.

5. Fair Value Measurements

Investment Securities

As of September 30, 2015, we had cash equivalents and short-term investments measured at fair value on a recurring basis. As of December 31, 2014, we did not have any cash equivalents or short-term investments measured at fair value on a recurring basis. The carrying amounts of our financial instruments, which include cash equivalents, prepaid expenses, accounts payable, accrued expenses and all related party amounts approximate their fair values as of September 30, 2015, primarily due to their short-term nature. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

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

The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as of September 30, 2015, in thousands:

	Fair Value Measurements at September 30, 2015
	Balance	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$10,953	$10,953	$-	$-

Short-term investments:
Government sponsored entities	13,294	-	13,294	-
Corporate debt securities	11,529	-	11,529	-
Commercial paper	5,194	-	5,194	-
Total short-term investments	30,017	-	30,017	-
Total	$40,970	$10,953	$30,017	$-

Derivative Liability

Our license agreement with The Regents of the University of California San Francisco, or UCSF, which was amended in April 2015, provides for an indexed milestone payment upon the occurrence of a qualified financing and a subsequent initial public offering or a change of control event (Indexed Milestone Event), as defined in the agreement. The indexed milestone was determined to qualify as an embedded derivative liability requiring an estimate of fair value. We estimated the fair value of our derivative liabilities at the time of issuance and subsequent remeasurement at each reporting date using a probability model that considers the probability of achieving the events that would trigger such liabilities and the estimated time period the liabilities would be outstanding. The estimates are based, in part, on subjective assumptions and could differ materially in the future. Changes to these assumptions can have a significant impact on the fair value of the derivative liabilities.

As of September 30, 2015, the fair value of the derivative liability was determined to be $464,000 based on the completion of the qualified financing event in March 2015 and the public offering completed in November 2015. See Note 14, Subsequent Event, for detailed information on the public offering. The UCSF derivative liability is measured at fair value (Level 3) on a recurring basis. No transfers between levels have occurred during the periods presented.

According to the payment terms as defined in the agreement, 50% of the liability is due in December 2015, 30 days after the Indexed Milestone Event, and the remaining 50% will be due in November 2016. As such, $232,000 of the derivative liability balance was reclassified to current liabilities and is included in accounts payable and accrued expenses on the condensed balance sheets, and the remaining balance is included in other long-term liabilities on the condensed balance sheets.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs, in thousands:

Derivative Liabilities
Balance at December 31, 2014	$196
Change in fair value (1)	268
Balance at September 30, 2015	$464
(1)

The amount is included within research and development expenses on our condensed statements of operations and comprehensive loss. The change in fair value of the derivative liability for the three and nine months ended September 30, 2015 was ($39,000) and $268,000, respectively.

6. Property and Equipment, Net

Property and equipment consisted of the following, in thousands:

	September 30, 2015	December 31, 2014
Computer equipment	$85	$26
Software	7	2
Property and equipment, gross	92	28
Less: accumulated depreciation	(14)	(1)
Property and equipment, net	$78	$27

7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following, in thousands:

	September 30, 2015	December 31, 2014
Accounts payable	$407	$226
Accrued expenses	2,287	581
Accrued compensation and benefits	960	39
Total accounts payable and accrued expenses	$3,654	$846

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

January 2015 Convertible Notes

In January 2015, we entered into a Note Purchase Agreement and Convertible Promissory Note for a $3.0 million loan with various persons and entities named within the agreement, or the January 2015 Note Holders, of which $710,000 were with certain officers and certain officers’ related parties. As a result of the Financing, the total of unpaid principal and accrued interest as of February 28, 2015 was automatically converted into 479,667 shares of our common stock.

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

February 2015 Convertible Notes

In February 2015, we entered into a Note Purchase Agreement and Convertible Promissory Note with entities named within the agreement, or the February 2015 Note Holders, under which the February 2015 Note Holders provided a $1.0 million loan in the form of convertible promissory notes. As a result of the Financing, the total of unpaid principal and accrued interest as of February 28, 2015 was automatically converted into 158,852 shares of our common stock.

9. License Agreements

License Agreement with The University of Michigan

In December 2014, we entered into a license agreement with The Regents of The University of Michigan, or Michigan, under which we received certain license rights for a non-refundable upfront license, annual maintenance fees and payments upon achievement of certain development and sales-based milestones. The licensed asset consists of a number of compounds, which are in the lead discovery/lead optimization phase. All future development, regulatory and commercial work on the asset will be completed fully and at our sole expense. Michigan retains the right to use the asset for non-commercial research, internal and/or educational purposes, with the right to grant the same limited rights to other non-profit research institutions. Furthermore, the agreement stipulates contingent consideration for the issuance of shares equivalent to a set dollar value upon the occurrence of a qualified financing or a change of control event, as defined in the amendment to the agreement, consistent with the terms issued to any future investors or the per share consideration to be received by other shareholders. As a result of the Financing, we issued 79,113 shares of our common stock at a fair value of $500,000, which was recognized as research and development expense during the nine months ended September 30, 2015.

The agreement will terminate upon the last-to-expire patent rights, or may be terminated by us at any time with 90 days written notice of termination or terminated by Michigan upon a bankruptcy by us, payment failure by us that is not cured within 30 days or a material breach of the agreement by us that is not cured within 60 days.

Sponsored Research Agreement with The University of Michigan

In February 2015, we entered into a Sponsored Research Agreement with Michigan under which we will sponsor up to $2.7 million of research at Michigan over a three-year period. We will receive a non-exclusive right to any technology developed under this agreement and have an option right for an exclusive right to any such licenses developed under the agreement. The Sponsored Research Agreement allows for termination with notice at any time by us. In the event of termination by us prior to the second anniversary of the agreement, other than due to breach by Michigan, we will be required to pay costs budgeted through the second anniversary up to $2.0 million of the sponsored research amount. Any costs incurred for the Sponsored Research Agreement will be expensed as incurred. For the three and nine months ended September 30, 2015, we recorded approximately $251,000 and $627,000, respectively, in research and development expense under this research agreement.

Collectively, our outstanding license agreements provide for specified development, regulatory and sales-based milestone payments up to a total of $81.7 million payable upon occurrence of each stated event, of which $1.2 million relates to the initiation of certain development activities, $30.5 million relates to the achievement of specified regulatory approvals for the first indication and up to $50.0 million for the achievement of specified levels of product sales. Additional payments will be due for each subsequent indication if specified regulatory approvals are achieved. All milestone payments under the agreements will be recognized as research and development expense upon completion of the required events because the triggering events are not considered to be probable until they are achieved. As of September 30, 2015, we have not achieved any milestones under the agreements. Furthermore, if all the programs are successfully commercialized, we will be required to pay tiered royalties on annual net product sales ranging from the low single digits to the low teens, depending on the volume of sales and the respective agreement.

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

11. Stockholders’ Equity

Immediately prior to the Merger, on March 6, 2015, Prior Kura sold 8,280,696 shares of our common stock at a price of $6.32 per share, for net proceeds of approximately $48.2 million, net of $4.1 million in fees. The Financing represented a qualified financing conversion event pursuant to our convertible promissory notes. As such, upon the closing of the Financing, an aggregate of $7.5 million in principal under our convertible promissory notes and $115,000 in accrued interest through February 28, 2015 automatically converted into 1,204,870 shares of our common stock. In addition, we incurred approximately $568,000 in costs related to the Merger which were accounted for as financing costs in additional paid-in capital.

Effective April 13, 2015, pursuant to our amended and restated certificate of incorporation, we have authorized capital stock consisting of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

12. Equity Incentive Plan

In August 2014, Prior Kura adopted the Prior Kura 2014 Equity Incentive Plan. In connection with the Merger as discussed in Note 1, at the Effective Time of the Merger, we adopted the Prior Kura 2014 Equity Incentive Plan and approved the amendment and restatement of the Prior Kura 2014 Equity Incentive Plan pursuant to the 2014 Plan, which became effective April 13, 2015. Under the 2014 Plan, a total of 5,975,000 shares are reserved for issuance. As of September 30, 2015, there were 621,500 shares of common stock reserved for future stock awards under the 2014 Plan. The 2014 Plan provides equity-based incentives in the form of stock awards to employees and other providers of services to us. The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation to eligible recipients. Recipients of incentive stock options shall be eligible to purchase shares of our common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options to be granted under the Plan is ten years.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2015, in thousands (except per share data):

	Number of Shares	Weighted Average Exercise Price per Share
Balance at December 31, 2014	-
Granted	410	$6.32
Balance at September 30, 2015	410	$6.32
Exercisable at September 30, 2015	3	$6.32

The weighted average assumptions used to estimate the fair value of stock options granted to employees in the nine months ended September 30, 2015 using the Black-Scholes option pricing model were as follows:

Weighted average grant date fair value per share	$4.02
Expected volatility	70.8%
Expected term (in years)	6.00 — 6.08
Risk free interest rate	1.8%
Expected dividend yield	-

There were no stock options granted from August 22, 2014 (Inception) to September 30, 2014, or during the three months ended September 30, 2015. In estimating fair value for stock options issued under the 2014 Plan, expected volatility was based on historical volatility of comparable publicly-traded companies because our common stock has only been publicly traded since September 16, 2015. Due to the lack of historical option exercise data, we estimated the expected term using the simplified method. The risk-free interest rates are based on the U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. We apply an estimate of forfeitures at the time of grant based on historical experience and revise our estimate in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Awards

Restricted stock awards were granted at a price equal to the estimated fair market value on the date of grant. The restricted stock awards generally vest over four years from the original vesting date, with certain grants subject to one-year cliff vesting. The vesting provisions of individual awards may vary as approved by our Board of Directors. In connection with the issuance of restricted common stock, we maintain a repurchase right where shares of restricted common stock are released from such repurchase right over a period of time of continued service by the recipient. The repurchase price for unvested stock awards will be the lower of (i) the fair market value of the shares of common stock on the date of repurchase or (ii) their original purchase price. As of September 30, 2015, there were 3,571,875 shares subject to repurchase, of which 3,007,759 shares were related to employee stock awards, and 564,116 shares were related to non-employee stock awards, respectively.

The following is a summary of restricted share activity for the nine months ended September 30, 2015, in thousands (except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2014	4,533	$0.002
Granted	-
Vested	(961)
Unvested at September 30, 2015	3,572	$0.003
Vested at September 30, 2015	1,372	$0.003

For the nine months ended September 30, 2015, 766,157 and 194,842 shares underlying restricted stock awards granted to employees and non-employees, respectively, vested. As of September 30, 2015, 1,088,241 and 283,384 shares of underlying restricted stock awards granted to employees and non-employees, respectively, were vested. For the three and nine months ended September 30, 2015, we recognized share-based compensation expense related to restricted stock awards totaling $412,000 and $1.5 million, respectively, of which $378,000 and $1.3 million related to non-employee restricted stock awards, respectively.

The following table summarizes share-based compensation expense for all equity awards granted, in thousands:

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Research and development	$433	$1,440
General and administrative	101	223
Total share-based compensation expense	$534	$1,663

There was no share-based compensation expense related to equity awards during the period August 22, 2014 (Inception) to September 30, 2014.

13. Related Party Transactions

As discussed in Note 8, in January 2015, we entered into a Note Purchase Agreement and Convertible Promissory Note for a $3.0 million loan with the January 2015 Note Holders, of which $710,000 were with certain officers and certain officers’ related parties. As a result of the Financing, the total of unpaid principal and accrued interest as of February 28, 2015 was automatically converted into 479,667 shares of our common stock.

Our president and chief executive officer is also the sole managing member of our affiliated company Araxes. Four individuals are significant stockholders of each of us and Araxes. The following is a summary of all transactions with Araxes for the nine months ended September 30, 2015:

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

Facility Sublease

We sublease office space from Araxes for a base rent of approximately $5,000 per month plus operating expenses, taxes, insurance, and utilities applicable to the subleased property. Rent expense related to this sublease for the three and nine months ended September 30, 2015 was $24,000 and $73,000, respectively. There was no rent expense related to this sublease for the period August 22, 2014 (Inception) to September 30, 2014. The sublease will expire on August 30, 2016.

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

14. Subsequent Event

In November 2015, we completed a public offering whereby we issued an aggregate of 6,883,467 shares of common stock at $8.00 per share. Proceeds from the public offering, net of underwriting discounts, commissions and estimated offering expenses, were approximately $50.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our final prospectus dated November 4, 2015 filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, relating to our Registration Statement on Form S-1 (333-207534), originally filed on October 20, 2015, as amended, or the Final Prospectus.

This Quarterly Report includes forward-looking statements and information within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, that involve a number of risks, uncertainties and assumptions. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “predict,” “potential,” “continue,” “likely,” or “opportunity,” the negative of these words or other similar words. Similarly, statements that describe our plans, strategies, intentions, expectations, objectives, goals or prospects and other statements that are not historical facts are also forward-looking statements. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report was filed with the SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, the risk factors identified in our SEC reports, including this Quarterly Report. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to update publicly or revise our forward-looking statements.

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

Advancements in cancer genetics and new molecular diagnostic tools are helping define why some patients respond to a particular therapy while other patients receive little to no clinical benefit. This new era in cancer drug discovery and development offers the potential for innovative treatments that are safer and more effective for patients with particular cancers. We aim to improve patient outcomes and contribute to the reduction in healthcare costs by matching targeted therapeutics to the patients who will benefit the most. We are developing drugs designed to inhibit the mutated or abnormally functioning cellular pathways that drive cancer growth and intend to pair them with molecular diagnostics to identify those patients with tumors most likely to respond to treatment.

We are developing our lead product candidate, tipifarnib, a farnesyl transferase inhibitor, in both solid tumors and blood cancers based on previously generated clinical data, preclinical data and our identification of potential molecular biomarkers. We in-licensed tipifarnib from Janssen Pharmaceutica NV, an affiliate of Johnson & Johnson, in December 2014. We initiated a Phase 2 clinical trial of tipifarnib in patients who have solid tumors with HRAS mutations in May 2015, and a Phase 2 clinical trial in patients with peripheral T cell lymphoma, or PTCL, in September 2015. We plan to initiate a Phase 2 clinical trial in patients with lower risk myelodysplastic syndromes, or MDS, in the first half of 2016.

Our pipeline also includes two preclinical programs. We are advancing KO-947, a small molecule inhibitor of extracellular-signal-regulated kinases 1 and 2 as a potential treatment for patients with tumors that have mutations in or other dysregulation of the mitogen-activated protein kinase signaling pathway, including pancreatic cancer, colorectal cancer, non-small cell lung cancer and melanoma. We are also developing orally available, small molecule inhibitors of the menin-mixed lineage leukemia, or menin-MLL, interaction, which are currently in lead optimization as a potential treatment for patients with acute leukemias involving translocations or partial tandem duplications of the MLL gene.

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

Our accumulated deficit was $19.8 million as of September 30, 2015. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the clinical development of, and seek regulatory approval for, our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to raise capital, in addition to capital from our public offering completed in November 2015, for the further development of our existing product candidates and we may also need to raise additional funds sooner than expected to pursue other development activities related to our other pipeline programs. As of September 30, 2015, we had cash, cash equivalents, and short-term investments of $41.2 million. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Recent Developments

Private Placement

Immediately prior to the Merger, we sold to accredited investors approximately $60.0 million of our shares of common stock, or 18,971,136 shares, at a price of $3.16 per share (as adjusted to 9,485,566 shares at a price of $6.32 per share, after giving effect to the Merger), which included approximately $7.5 million in principal and $0.1 million in accrued interest from the conversion of our then outstanding convertible promissory notes.

Reverse Merger

On March 6, 2015, or the Effective Time, pursuant to an Agreement and Plan of Merger dated March 6, 2015, we completed a reverse merger, or the Merger, with a wholly owned subsidiary of a public “shell” company named “Zeta Acquisition Corp. III,” or Zeta, leaving Prior Kura as the surviving entity. On March 31, 2015, the surviving entity merged with and into us. Zeta was formed in November 2007 with no specific business plan or purpose until it began operating our business through the Merger. As a result of the Merger and related transactions, Zeta changed its name to “Kura Oncology, Inc.”

At the Effective Time, each share of Prior Kura common stock that was issued and outstanding immediately prior to the Effective Time was automatically exchanged for 0.5 shares of our common stock. We issued an aggregate of 14,508,177 shares of our common stock upon such exchange of the outstanding shares of Prior Kura. In addition, at the Effective Time, we assumed Prior Kura’s 2014 Equity Incentive Plan that was in existence immediately prior to the Effective Time and concurrently approved the amendment and restatement of the Prior Kura 2014 Equity Incentive Plan pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, which became effective in April 2015. As of the Effective Time, there were no outstanding options to purchase shares of Prior Kura common stock under the Prior Kura 2014 Equity Incentive Plan.

Immediately following the Effective Time, pursuant to the terms of a Redemption Agreement dated March 6, 2015, by and among Zeta and its pre-Merger stockholders, we completed the closing of a redemption of 5,000,000 shares of Zeta’s common stock from its then-current stockholders in consideration of $70,000, plus $30,000 in professional costs related to the transaction. The 5,000,000 shares constituted all of the issued and outstanding shares of its capital stock, on a fully-diluted basis, immediately prior to the Merger.

The Merger is accounted for as a reverse merger and a capital transaction. Prior Kura is the acquirer for accounting purposes and Zeta is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of Prior Kura and are recorded at Prior Kura’s historical cost basis.

Public Offering

In November 2015, we completed a public offering whereby we issued an aggregate of 6,883,467 shares of common stock at $8.00 per share. Proceeds from the public offering, net of underwriting discounts, commissions and estimated offering expenses, were approximately $50.5 million.

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of salaries, benefits and other personnel costs, preclinical and clinical trial costs, manufacturing costs for non-commercial products and research and development facilities costs. All such costs are charged to research and development expense as incurred when these expenditures have no alternative future uses. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses (in other research and development projects or otherwise) and, therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of September 30, 2015, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

As of September 30, 2015, we had incurred an aggregate of approximately $15.3 million in research and development expenses related to the in-licensing and development of our product candidates and pipeline programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in the continued development of our product candidates and our other pipeline programs. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. Our future research and development expenses will depend on the preclinical and clinical success of each product candidate that we develop, as well as ongoing assessments of the commercial potential of such product candidates. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other personnel costs for employees in executive, finance, business development and support functions. Other significant general and administrative expenses include the costs associated with obtaining and maintaining our patent portfolio, professional fees for accounting, auditing, consulting and legal services, corporate expenses, travel and allocated facilities.

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

Income Taxes

We have incurred net losses and have not recorded any U.S. federal or state income tax benefits for the losses as they have been offset by valuation allowances.

Results of Operations

Prior Kura (the accounting acquirer) was incorporated in August 2014; therefore, there were minimal operations for the period from August 22, 2014 (Inception) to September 30, 2014.

Three Months Ended September 30, 2015

The following table sets forth our results of operations for the three months ended September 30, 2015 and for the period from August 22, 2014 (Inception) to September 30, 2014, in thousands:

		Period From
	Three Months Ended	August 22, 2014 (Inception) to	Period-to-Period
	September 30, 2015	September 30, 2014	Change
Research and development	$4,635	$3	$4,632
General and administrative	1,793	63	1,730
Other income, net	338	-	338

Research and Development Expenses. Research and development expenses were $4.6 million and $3,000 for the three months ended September 30, 2015 and the period from August 22, 2014 (Inception) to September 30, 2014, respectively. Research and development expenses for the three months ended September 30, 2015 were primarily comprised of $2.7 million in outsourced research contracts, $0.8 million in compensation and related personnel costs, $0.4 million in share-based compensation mainly related to stock awards to consultants, and $0.5 million in outsourced clinical development costs. We expect to incur substantial research and development expenses in the future based on increased clinical development activities for our tipifarnib product candidate and research and development for KO-947 and our other programs.

General and Administrative Expenses. General and administrative expenses were $1.8 million and $63,000 for the three months ended September 30, 2015 and the period from August 22, 2014 (Inception) to September 30, 2014, respectively. General and administrative expenses for the three months ended September 30, 2015 were primarily comprised of $0.7 million in compensation costs, $0.6 million in professional and consulting fees, $0.2 million in corporate expenses, and $0.1 million in share-based compensation. We expect that our general and administrative expenses will increase in the future as we expand our operating activities and maintain and expand our patent portfolio.

Management Fee Income, Related Party. Management fee income, related party was $0.3 million and zero for the three months ended September 30, 2015 and the period from August 22, 2014 (Inception) to September 30, 2014, respectively. In accordance with the management services agreement with Araxes, we receive a fixed monthly fee of $100,000 for management services. The agreement has an initial term expiring on December 31, 2015 and renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to December 31, 2015 or the expiration of the then-current renewal term.

Nine Months Ended September 30, 2015

The following table sets forth our results of operations for the nine months ended September 30, 2015 and the period from August 22, 2014 (Inception) to September 30, 2014, in thousands:

		Period From
	Nine Months Ended	August 22, 2014 (Inception) to	Period-to-Period
	September 30, 2015	September 30, 2014	Change
Research and development	$12,664	$3	$12,661
General and administrative	4,359	63	4,296
Other income, net	872	-	872

Research and Development Expenses. Research and development expenses were $12.7 million and $3,000 for the nine months ended September 30, 2015 and the period from August 22, 2014 (Inception) to September 30, 2014, respectively. Research and development expenses for the nine months ended September 30, 2015 were primarily comprised of $6.8 million in outsourced research contracts, $2.1 million in compensation and related personnel costs, $1.1 million in outsourced clinical development costs, $1.4 million in share-based compensation mainly related to stock awards to consultants, and $0.8 million in license fees related to in-process research and development. We expect to incur substantial research and development expenses in the future based on increased clinical development activities for our tipifarnib product candidate and research and development for KO-947 and our other programs.

General and Administrative Expenses. General and administrative expenses were $4.4 million and $63,000 for the nine months ended September 30, 2015 and the period from August 22, 2014 (Inception) to September 30, 2014, respectively. General and administrative expenses for the nine months ended September 30, 2015 were primarily comprised of $2.0 million in compensation costs, $1.3 million in professional and consulting fees, $0.4 million in corporate expenses, and $0.2 million in share-based compensation. We expect that our general and administrative expenses will increase in the future as we expand our operating activities and maintain and expand our patent portfolio.

Management Fee Income, Related Party. Management fee income, related party was $0.9 million and zero for the nine months ended September 30, 2015 and the period from August 22, 2014 (Inception) to September 30, 2014, respectively. In accordance with the management services agreement with Araxes, we receive a fixed monthly fee of $100,000 for management services.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through sales of our common stock and convertible notes. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses since inception and negative cash flows from operating activities. As of September 30, 2015, we had an accumulated deficit of $19.8 million. We expect to continue to incur operating losses for the foreseeable future as we continue the development and potential commercialization of our product candidates.

As of September 30, 2015, we had cash, cash equivalents, and short-term investments of $41.2 million. Prior to the Merger, on March 6, 2015, we received net proceeds of $48.2 million, net of financing costs of $4.1 million, from the sale of common stock in an offering to accredited investors. Since inception through September 30, 2015, we received cash proceeds of $7.0 million from the sale of convertible notes. In November 2015, we completed a public offering in which we raised approximately $50.5 million, net of underwriting discounts, commissions and estimated offering expenses.

While we believe that our existing cash resources, including the net proceeds from our recent public offering, will be sufficient to fund our cash requirements for the next twelve months, we will require significant additional financing in the future to continue to fund our operations. We may seek to obtain additional financing in the future through equity or debt financings or through collaborations or partnerships with other companies. If we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially adversely affected.

The following table provides a summary of our net cash flow activity for each of the periods set forth below, in thousands:

		Period From
	Nine Months Ended	August 22, 2014 (Inception) to
	September 30, 2015	September 30, 2014
Net cash used in operating activities	$(12,320)	$(16)
Net cash used in investing activities	(30,178)	(11)
Net cash provided by financing activities	52,589	109

Net cash used in operating activities was $12.3 million and $16,000 for the nine months ended September 30, 2015 and the period from August 22, 2014 (Inception) to September 30, 2014, respectively. Net cash used in operating activities during the nine months ended September 30, 2015 primarily consisted of $16.2 million of net losses incurred and was adjusted for non-cash items such as share-based compensation expenses of $1.7 million and license fees of $0.5 million. Net cash used in operating activities during the nine months ended September 30, 2015 also included an increase in prepaid expenses and other current assets of $0.6 million, a decrease in other long-term liabilities of $1.0 million, and an increase in accounts payable and accrued expenses of $3.5 million due to timing of payments.

Net cash used in investing activities was $30.2 million and $11,000 for the nine months ended September 30, 2015 and the period from August 22, 2014 (Inception) to September 30, 2014, respectively. Net cash used in investing activities for the nine months ended September 30, 2015 consisted mainly of purchases of marketable securities.

Net cash provided by financing activities was $52.6 million and $109,000 for the nine months ended September 30, 2015 and the period from August 22, 2014 (Inception) to September 30, 2014, respectively. Net cash provided by financing activities for the nine months ended September 30, 2015 resulted from receipt of $47.6 million in net proceeds from the sale of common stock in March 2015 and $5.0 million in proceeds from the issuance of convertible notes. Net cash provided by financing activities for the period from August 22, 2014 (Inception) to September 30, 2014 primarily resulted from net proceeds from the issuance of a convertible promissory note to Araxes.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements.

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

Derivative Liability

Our license agreement with The Regents of the University of California San Francisco, or UCSF, provides for an indexed milestone payment upon the occurrence of a qualified financing and a subsequent initial public offering or a change of control event, as defined in the agreement. The indexed milestone was determined to qualify as an embedded derivative liability requiring an estimate of fair value. The UCSF derivative liability is measured at fair value on a recurring basis. The fair value of the derivative liability as of September 30, 2015 was based on the qualified financing event completed on March 6, 2015 and the public offering completed in November 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Market Rate Risk

We are exposed to interest rate risk on our cash equivalents and short-term investments which are invested primarily in money market funds, government sponsored entities, corporate debt securities, and commercial paper. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Some of the financial instruments that we invest in could be subject to market risk. This means a change in prevailing interest rates may cause the value of the instruments to fluctuate. As of September 30, 2015, based on our current investment portfolio, we do not believe that our financial position or results of operations would be materially impacted by an immediate change of 10% in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports required by the Exchange Act is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 1A. RISK FACTORS

In addition to the information included or incorporated by reference in this Quarterly Report, you should carefully consider the risks described below in evaluating our company. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in the Final Prospectus.

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

We expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through equity and debt financings. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	continue development of our product candidates;
•	initiate new clinical trials for our product candidates;
•	seek marketing approvals for our product candidates;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	incur increased costs as a result of continued operations as a public company.

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, obtaining marketing approval from the Food and Drug Administration, or FDA, for these product candidates and manufacturing, marketing and selling those products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our discovery and preclinical development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

We are an early-stage clinical development company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical studies and preparing for and undertaking clinical studies of our most advanced product candidate, tipifarnib. We have not yet demonstrated our ability to commence or successfully complete any clinical trials, including those clinical trials in support of FDA approval, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Medicines, on average, take 10 to 15 years to be developed from the time they are discovered to the time they are available for treating patients. Consequently, any predictions you make about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We may in the future need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We will need to obtain substantial additional capital in connection with our continuing operations. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we will need to raise additional capital in connection with our continuing operations. We expect to finance our cash needs through a combination of equity offerings and debt financings. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of our stockholders as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.

Our ability to use our net operating tax loss carryforwards and certain other tax attributes may be limited.*

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our recently completed private placement and public offering, and other transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal and state taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Risks Related to the Discovery and Development of Our Product Candidates

Our discovery, preclinical and clinical development is focused on the development of targeted therapeutics for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is novel and may never lead to marketable products.

The discovery and development of targeted drug therapeutics for patients with genetically defined cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. The patient populations for our product candidates are not completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these patients. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genetic alterations respond to our product candidates and developing companion diagnostics to identify such genetic alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations will be large enough to allow us to successfully commercialize our products and achieve profitability. Therefore, we do not know if our approach of treating patients with genetically defined cancers will be successful. If our approach is unsuccessful, our business will suffer.

Our research and development programs and product candidates are at an early stage of development. As a result we are unable to predict if or when we will successfully develop or commercialize our product candidates.

Our clinical-stage product candidate, tipifarnib, as well as our other pipeline assets are at an early stage of development and will require significant investment and regulatory approvals prior to commercialization. We currently have no product candidates beyond Phase 2 clinical trials. We commenced a Phase 2 clinical trial of tipifarnib in advanced solid tumors with the HRAS mutation in May 2015, commenced a Phase 2 clinical trial in PTCL in September 2015 and anticipate commencing a Phase 2 clinical trial in patients with lower risk MDS in the first half of 2016. Our development candidate in our extracellular-signal-regulated kinases, or ERK, program, KO-947, is in IND-enabling pre-clinical development, and our other programs, including our menin-MLL program, are in earlier stages of discovery and development. Each of our product candidates will require additional clinical and preclinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. In addition, our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

We cannot be certain that clinical development of tipifarnib or any of our other product candidates will be successful or that we will obtain regulatory approval or be able to successfully commercialize any of our product candidates and generate revenue. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the clinical trial process may fail to demonstrate that our product candidates are safe and effective for their proposed uses. Any such failure could cause us to abandon further development of any one or more of our product candidates and may delay development of other product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Tipifarnib has been studied in more than 5,000 oncology patients and was generally well tolerated and exhibited a manageable side effect profile. However, there is no guarantee that unacceptable side effects will not be identified in our clinical trials of tipifarnib. In prior studies tipifarnib demonstrated anti-cancer activity in certain patient subsets. However the anti-cancer activity observed was not sufficient to support marketing approval by the FDA in the indication in which it was sought. Although we are designing our clinical trials to target the patient subsets who we believe are most likely to benefit from treatment with tipifarnib, there is no guarantee that our clinical trials will be successful. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any new drug applications, or NDAs, with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenue.

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

Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates. We may find it difficult to enroll patients in our ongoing Phase 2 clinical trial for tipifarnib in HRAS mutant solid tumors or our ongoing Phase 2 clinical trial for tipifarnib in PTCL.

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. The patient population for our product candidates is not completely defined, but it is substantially smaller than other cancer indications, because we are looking for the same type of genetic alterations across different tumor types and the number of patients with these alterations may be small. For example, with respect to tipifarnib, we do not know how many patients will have the target HRAS mutations that tipifarnib is expected to inhibit. With regard to our Phase 2 clinical trial in PTCL, there are a limited number of patients with PTCL, as well as a limited number of clinical centers that treat these patients, and there is substantial competition to recruit these patients to clinical trials.

In addition to the potentially small populations, the eligibility criteria of our clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. Additionally, the process of finding and diagnosing patients may prove costly. We also may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidate under study including the number and frequency of study required procedures and tests, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical study sites for prospective patients, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed.

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

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

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

We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. If the FDA or IRBs have comments on our study plans for our ongoing or planned Phase 2 clinical trials of tipifarnib that we are required to address, such studies may be delayed. There can be no assurance that the FDA will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

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

We have only recently licensed the rights to develop our lead product candidate, tipifarnib, from Janssen Pharmaceutica NV, or Janssen, and the development of tipifarnib prior to our license was conducted wholly by Janssen or any third parties with which it had contracted. As a result, we were not involved with nor did we have any control over any of those development activities. Because we had no input on Janssen’s development activities relating to tipifarnib, we may discover that all or certain elements of the trials and studies it performed have not been in compliance with applicable regulatory standards or have otherwise been deficient, particularly relative to current requirements as development of tipifarnib began in the 1990’s. Any such deficiency in the prior development of tipifarnib may adversely affect our ability to obtain regulatory approval for tipifarnib. We and Janssen are in the process of transitioning the safety database from studies previously conducted by Janssen to us. We cannot assure you that our efforts to transition the database from Janssen will be completed on a timely basis, or at all. If we are unable to successfully complete the transition of Janssen’s tipifarnib safety database to us on a timely basis, our development plans may be delayed, which could harm our business, prospects, financial condition and results of operations.

If serious adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.

If our product candidates are associated with undesirable side effects in preclinical or clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Tipifarnib has been studied in more than 5,000 oncology patients and was generally well tolerated and exhibited a manageable side effect profile. The most common hematologic adverse events of any grade were neutropenia (low white blood cell count), anemia and thrombocytopenia (low platelet count). The most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting), fatigue and rash.

Treatment discontinuation across the prior tipifarnib clinical studies has been in the range of approximately 20-25%. There is no guarantee that additional or more severe side effects will not be identified through further clinical studies. Rights to develop tipifarnib in certain non-oncology indications have been granted by Janssen to EB Pharma, a subsidiary of Eiger BioPharmaceuticals. Janssen may grant rights to other non-oncology indications to other third parties. Undesirable side effects may be identified in clinical trials that EB Pharma or any other third party may conduct in non-oncology indications, which may negatively impact the development, commercialization or potential value of tipifarnib. These or other drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Many compounds developed in the biopharmaceutical industry that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

As one of the central elements of our business strategy and clinical development approach, we seek to screen and identify subsets of patients with a genetic alteration who may derive meaningful benefit from our drug product candidates. To achieve this, certain of our programs may be dependent on the development and commercialization of a companion diagnostic. We intend to partner development of companion diagnostics for use in clinical trials and, if successful, for commercialization of our product candidates. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. Each agency that approves a product will independently need to approve the companion diagnostic before or concurrently with its approval of the product candidate, and before a product can be commercialized. The approval of a companion diagnostic as part of the product label will limit the use of the product candidate to only those patients who express the specific genetic alteration it was developed to detect. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

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

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by FDA and other regulatory authorities. These requirements include, without limitation, submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practices, or cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities, requirements regarding the distribution of samples to physicians, tracking and reporting of payments to physicians and other healthcare providers, and recordkeeping.

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

Our relationships with customers and third-party payors and our general business operations will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings, among other penalties.

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•

the federal false claims and civil monetary penalties laws, including the civil False Claims Act, impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Physician Payments Sunshine Act requires applicable manufacturers of certain drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held by physicians or their immediate family; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the ACA of importance to our potential product candidates and our business are the following:

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
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals;
•	a new requirement to annually report information regarding drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, that due to subsequent legislative amendments, will stay in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies, which may directly compete with tipifarnib, KO-947 and any other future product candidates. See “Description of Our Business—Competition.”

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

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain coverage and adequate reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

The availability and extent of coverage and reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often, but not always, follow CMS’s decisions regarding coverage and reimbursement. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. We or our collaborators may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Nonetheless, our product candidates may not be considered medically necessary or cost-effective.

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

Our patent rights may not protect our patent protected products and product candidates if competitors devise ways of making products that compete with us without legally infringing our patent rights. For example, our patent rights in tipifarnib are limited in ways that affect our ability to exclude third parties from competing against us. In particular, the patent term for the composition of matter patents covering the active pharmaceutical ingredient, or API, of tipifarnib expire in 2016 in the United States, countries in Europe and other jurisdictions. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. Patent term extension may be available in the U.S. to account for regulatory delays in obtaining human marketing approval for tipifarnib; however, only one patent may be extended per marketed compound. Under our license agreement with Janssen, we and Janssen agree to cooperate in obtaining available patent term extensions. We and Janssen may not reach agreement and no patent term extension may be obtained. Additionally, the applicable authorities, including the U.S. Patent and Trademark Office, or U.S. PTO, and the FDA, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to patents, or may grant more limited extensions than requested. If this occurs, our competitors who obtain the requisite regulatory approval can offer products with the same API as tipifarnib so long as the competitors do not infringe any method of use or formulations patents that we may hold. Competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

We are an early-stage clinical development company with a limited operating history, and, as of September 30, 2015, we had only 25 employees. We are highly dependent on the expertise of Troy E. Wilson, our President and Chief Executive Officer, Antonio Gualberto, our Chief Medical Officer, Yi Liu, our Chief Scientific Officer, and Pingda Ren, our Senior Vice President, Chemistry and Pharmaceutical Sciences, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Additionally, Dr. Wilson currently also serves as President and Chief Executive Officer of Avidity NanoMedicines, LLC. As a result, Dr. Wilson is not able to devote all of his business time and attention to our business. Conflicts may arise in the future if there are competing demands on Dr. Wilson’s time and attention and our business may be harmed as a result.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Since November 5, 2015, shares of our common stock have been listed on the NASDAQ Global Select Market, and from September 16, 2015 to November 4, 2015, shares of our common stock were quoted for trading on the OTC Markets—OTCQB tier in very limited volume. From September 16, 2015 to November 10, 2015, the price per share of our common stock has ranged from a high of $25.00 to a low of $7.50. Prior to September 16, 2015, our common stock was not publicly-traded. We cannot predict the extent to which investor interest in our company will sustain an active trading market on the NASDAQ Global Select Market or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

The price of our common stock may be volatile and may be influenced by numerous factors, some of which are beyond our control.*

The market for our common stock could fluctuate substantially due to a variety of factors, some of which may be beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

•	market conditions or trends in the biotechnology and biopharmaceutical industries;
•	introduction of new products offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to maintain an adequate rate of growth and manage such growth;
•	issuances of debt or equity securities;
•	sales of our common stock by us or our stockholders in the future, or the perception that such sales could occur;
•	trading volume of our common stock;
•	ineffectiveness of our internal control over financial reporting or disclosure controls and procedures;
•	general political and economic conditions;
•	effects of natural or man-made catastrophic events; and
•	other events or factors, many of which are beyond our control.

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

We have broad discretion in the use of our cash and may not use our cash effectively, which could adversely affect our results of operations.*

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

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to continue to attract the attention of research analysts at major brokerage firms.

Because we did not become a reporting company by conducting an underwritten initial public offering of our common stock, security analysts of brokerage firms may not continue to provide coverage of our company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our common stock.

The resale of shares covered by our effective shelf registration statement could adversely affect the market price of our common stock in the public market, should one develop, which result would in turn negatively affect our ability to raise additional equity capital.*

The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. We filed a registration statement with the SEC, which was declared effective on July 21, 2015, to register the resale of 14,279,820 shares of our common stock, which represents substantially all of the shares of our common stock issued in connection with the Merger. The shelf registration statement permits the resale of these shares at any time, subject to applicable lock-up restrictions described in the “Certain Relationships and Related Person Transactions—Lock-Up Provisions in Registration Rights Agreement” section of the Final Prospectus. The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, we expect that, because there are a large number of shares registered pursuant to the shelf registration statement, the selling stockholders named in such registration statement will continue to offer shares covered by the shelf registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the shelf registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

A significant portion of our total outstanding shares of common stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.*

Sales of a substantial number of shares of our common stock in the public market could occur in the future. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Our directors, executive officers and certain stockholders who own an aggregate of approximately 5,205,061 shares of our common stock are subject to a lock-up agreement with us contained in the Registration Rights Agreement dated as of March 6, 2015 and/or a separate lock-up agreement with the underwriters of our recently completed public offering pursuant to which these persons have agreed, subject to specified exceptions, not to sell, transfer, dispose of, contract to sell, sell any option or contract to purchase, or otherwise transfer or dispose of, directly or indirectly, without the written consent of such underwriters, any shares of our common stock or any securities convertible into or exercisable or exchangeable for shares of our common stock for a period of 180 days after the date of the Final Prospectus. Once these lock-up provisions expire, these shares, which are registered on our shelf registration statement that was declared effective on July 21, 2015, can be freely sold in the public market subject to limitations under applicable securities laws, which could cause the market price of our common stock to drop significantly.

At any time when our shelf registration statement may not be available, the liquidity and price of our common stock could significantly decline and it may be difficult for you to sell your shares, if at all.*

Although we filed a registration statement with the SEC, which was declared effective on July 21, 2015, to register the resale of 14,279,820 shares of our common stock, which represents substantially all of the shares of our common stock issued in connection with the Merger, and the shelf registration statement permits the resale of these shares at any time, subject to applicable lock-up restrictions described in the “Certain Relationships and Related Person Transactions—Lock-Up Provisions in Registration Rights Agreement” section of the Final Prospectus, such registration may not be available at all times. We are not currently eligible to register the resale of our common stock included in our shelf registration statement on Form S-3, and, therefore, have registered the resale of these securities on Form S-1. As a result, under certain circumstances, we must update the registration statement for the resale of such shares of our common stock by filing post-effective amendments to the registration statement that will not be effective until each is declared effective by the SEC. Between the time it is determined that the registration statement must be updated by a post-effective amendment and the time the SEC declares the applicable post-effective amendment effective, the registration statement will not be available for use and the price of our common stock could decline during that time. The SEC has broad discretion to determine whether any registration statement (including any post-effective amendment) will be declared effective and may delay or deny the effectiveness of any registration statement or post-effective amendment filed by us for a variety of reasons. Therefore, at any time when our shelf registration statement may not be available, the liquidity and price of our common stock could significantly decline and it may be difficult for you to sell your shares, if at all.

We will incur increased costs associated with, and our management will need to devote substantial time and effort to, compliance with public company reporting and other requirements.

As a public company, and particularly if and after we cease to be an “emerging growth company” or a “smaller reporting company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the rules and regulations of the SEC and NASDAQ impose numerous requirements on public companies, including requirements relating to our corporate governance practices, with which we will need to comply. Further, we are required to, among other things, file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations, and our efforts and initiatives to comply with those requirements could be expensive.

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

We are required to comply with certain aspects of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We are an emerging growth company and a smaller reporting company, which will allow us to take advantage of certain reduced disclosure obligations as a public reporting company that may make our common stock less attractive to investors.

We are an “emerging growth company” under the JOBS Act and a “smaller reporting company” as defined in applicable rules under the Exchange Act. As an emerging growth company and a smaller reporting company, we are eligible to take advantage of certain extended accounting standards and exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for those classifications. For instance, we are exempt from any requirement that may be adopted by the Public Company Accounting Oversight Board, or PCAOB, regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and financial statements, commonly known as an “auditor discussion and analysis”; we are not required to hold a nonbinding advisory stockholder vote on executive compensation or any golden parachute payments not previously approved by stockholders; we are not required to comply with the requirement of auditor attestation of management’s assessment of internal control over financial reporting, which is required for some other public reporting companies by Section 404 of the Sarbanes-Oxley Act of 2002; we are eligible for reduced disclosure obligations regarding executive compensation in our periodic and annual reports; and we are eligible for reduced financial statement disclosure in any registration statements under the Securities Act or reports under the Exchange Act that we may file. For as long as we continue to be an emerging growth company and/or a smaller reporting company, which we anticipate will be for the foreseeable future, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications. As a result, our publicly available disclosure may not be as robust or comprehensive as that of other public reporting companies that do not qualify for those classifications.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, outstanding stock options or otherwise, could result in dilution to the percentage ownership of our stockholders and could cause our stock price to fall.

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

Pursuant to our 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of September 30, 2015, we had 621,500 shares of common stock reserved for future issuance under our 2014 Plan and options to purchase up to an aggregate of 410,000 shares of common stock outstanding, each at an exercise price of $6.32 per share. In addition, as of September 30, 2015, we had 25,000 shares of common stock reserved for future issuance under our 2015 ESPP. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•	a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, or by a majority of the total number of authorized directors;
•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than 66 2⁄3% of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•

a requirement of approval of not less than 66 2⁄3% of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•

the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

Kura Oncology, Inc.
A Delaware corporation

Date: November 13, 2015	By: /s/ Troy E. Wilson
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2015	By: /s/ Heidi Henson
Heidi Henson
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Agreement and Plan of Merger, dated March 6, 2015, by and among the Registrant, Kura Operations, Inc. and Kura Oncology, Inc.		8-K (Exhibit 2.1)	3/12/2015	000-53058

2.2	Agreement and Plan of Merger, dated March 6, 2015, by and between the Registrant and Kura Oncology, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	3/12/2015	000-53058

3.1	Amended and Restated Certificate of Incorporation of the Registrant.		S-1 (Exhibit 3.1)	4/17/2015	333-203503

3.2	Certificate of Merger relating to the Merger of Kura Operations, Inc. with and into Kura Oncology, Inc., filed with the Secretary of State of the State of Delaware on March 6, 2015.		8-K (Exhibit 3.3)	3/12/2015	000-53058

3.3

Certificate of Ownership and Merger relating to the merger of Kura Oncology, Inc. with and into the Registrant, filed with the Secretary of State of the State of Delaware on March 6, 2015, relating to the name change of the Registrant.

			8-K (Exhibit 3.4)	3/12/2015	000-53058

3.4	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.5)	3/12/2015	000-53058

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Registration Rights Agreement, dated as of March 6, 2015, by and among Kura Oncology, Inc. and the Investors listed on Schedule A thereto.		8-K (Exhibit 4.2)	3/12/2015	000-53058

10.1+	Kura Oncology, Inc. Non-Employee Director Compensation Policy, as amended.		S-1 (Exhibit 10.13)	10/20/2015	333-207534

10.2	Office Lease, dated August 1, 2015, by and between Kura Oncology, Inc. and 55 Cambridge Parkway, LLC.		S-1 (Exhibit 10.16)	10/20/2015	333-207534

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350	X

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Presentation Linkbase Document

+	Indicates management contract or compensatory plan.