Form 10-K
period 2015-12-31
Kura Oncology, Inc.
filed 2016-03-17
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-37620

KURA ONCOLOGY, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	61-1547851
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11119 North Torrey Pines Road, Suite 125, La Jolla, CA	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 500-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Select Market

Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second quarter, there was no established public market for the registrant’s common stock.

The number of outstanding shares of the registrant’s common stock as of March 11, 2016 was 21,370,560.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A in connection with the registrant's 2016 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2015.

i

KURA ONCOLOGY, INC.

ii

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. The sections in this Annual Report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this Annual Report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

•	the initiation, cost, timing, progress and results of our research and development activities, clinical trials and preclinical studies;
•	the early stage of products under development;
•

the timing of and our ability to obtain and maintain regulatory approval of our existing product candidates, any product candidates that we may develop, and any related restrictions, limitations, and/or warnings in the label of any approved product candidates;

•	our plans to research, develop and commercialize our future product candidates;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	our ability to obtain and maintain intellectual property protection for our product candidates;
•	our ability to successfully commercialize our product candidates;
•	the size and growth of the markets for our product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance of any future products;
•	the success of competing drugs that are or become available;
•	government regulation;
•	regulatory developments in the United States and other countries;
•	the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials;
•	our ability to obtain additional financing;
•	our use of cash, cash equivalents, investments and other resources;
•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act, or JOBS Act;
•	the accuracy of our estimates regarding expenses, future revenues, capital requirements and the need for additional financing; and
•	our ability to attract and retain key management, scientific or clinical personnel.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important cautionary statements in this Annual Report, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report and the documents that we reference in this Annual Report, completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report are made as of the date of this Annual Report, and we do not assume, and specifically disclaim, any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Business.

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

Advancements in cancer genetics and new molecular diagnostic tools are helping define why some patients respond to a particular therapy while other patients receive little to no clinical benefit. This new era in cancer drug discovery and development offers the potential for innovative treatments that are safer and more effective for patients with particular cancers. We aim to improve patient outcomes and contribute to the reduction in healthcare costs by matching targeted therapeutics to the patients who will derive the most benefit. We are developing drugs designed to inhibit the mutated or abnormally functioning cellular pathways that drive cancer growth and intend to pair them with molecular diagnostics to identify those patients with tumors most likely to respond to treatment.

We are developing our lead product candidate, tipifarnib, a farnesyl transferase inhibitor, in both solid tumors and blood cancers based on previously generated clinical data, preclinical data as well as our identification of potential molecular biomarkers. We in-licensed tipifarnib from Janssen Pharmaceutica NV, or Janssen, a foreign entity headquartered in Belgium and an affiliate of Johnson & Johnson, in December 2014. We initiated a Phase 2 clinical trial of tipifarnib in patients who have solid tumors with Harvey rat sarcoma viral oncogene homolog, or HRAS, mutations in May 2015, and a Phase 2 clinical trial in patients with peripheral T-cell lymphoma, or PTCL, in September 2015. We plan to initiate a Phase 2 clinical trial in patients with lower risk myelodysplastic syndromes, or MDS, in the second quarter of 2016. Tipifarnib is also currently being evaluated in an investigator sponsored Phase 2 clinical trial in patients with advanced, previously treated urothelial carcinomas that carry HRAS mutations.

Our pipeline also includes two preclinical programs. We are advancing KO-947, a small molecule inhibitor of extracellular-signal-regulated kinase, or ERK, as a potential treatment for patients with tumors that have mutations in or other dysregulation of the mitogen-activated protein kinase, or MAPK, signaling pathway, including pancreatic cancer, colorectal cancer, non-small cell lung cancer, or NSCLC, and melanoma. We anticipate submitting an investigational new drug application, or IND, for KO-947 to the Food and Drug Administration, or FDA, in the second quarter of 2016 and commencing a Phase 1 clinical trial in the second half of 2016. We are also developing orally available, small molecule inhibitors of the menin-mixed lineage leukemia, or menin-MLL, fusion protein interaction, which are currently in lead optimization as a potential treatment for patients with acute leukemias involving translocations or partial tandem duplications of the MLL gene. Our goal is to nominate a development candidate for our menin-MLL program in the second half of 2016.

We were originally incorporated in the State of Delaware in November 2007 under the name “Zeta Acquisition Corp. III,” or Zeta. Zeta was a “shell” company registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, with no specific business plan or purpose. On March 6, 2015, Zeta and Kura Operations, Inc., or Merger Sub, a wholly owned subsidiary of Zeta, and Kura Oncology, Inc., a privately held company incorporated in Delaware, or Prior Kura, completed a reverse merger transaction, or the Merger, in which Merger Sub merged with and into Prior Kura with Prior Kura remaining as the surviving entity and a wholly-owned operating subsidiary of Zeta. Prior Kura was incorporated in the State of Delaware in August 2014 to focus primarily on discovering and developing personalized therapeutics for the treatment of solid tumors and blood cancers. In connection with the Merger, Prior Kura changed its name to “Kura Operations, Inc.” and Zeta changed its name to “Kura Oncology, Inc.” In addition, on March 31, 2015, Kura Operations, Inc. merged with and into us and we continued as the surviving entity.

Strategy

Our strategy is to acquire, develop, and commercialize innovative anti-cancer agents in oncology indications with significant unmet medical need. The key components of our strategy include the following:

•	Focus on developing novel treatments for cancer;
•	Leverage companion diagnostics to identify subsets of patients more likely to benefit from our product candidates;
•	Prioritize development of tipifarnib in clinical indications where improved outcomes are associated with specific biomarkers;
•	Advance our pre-clinical programs into clinical proof-of-concept studies through a combination of internal development and strategic partnerships;
•	Maintain significant development and commercial rights to our product candidates; and
•	Build a sustainable product pipeline.

Clinical Programs and Pipeline

The following table summarizes our current product pipeline:

Tipifarnib —An Oral Farnesyl Transferase Inhibitor

Overview

Tipifarnib is a new chemical entity, or NCE, we in-licensed in December 2014 from Janssen. Tipifarnib is a small molecule inhibitor of protein farnesylation, a key cell signaling process implicated in various cancer processes. Tipifarnib has been studied in more than 5,000 oncology patients and was generally well tolerated with a manageable side effect profile.

Although tipifarnib has a well-established safety profile and has demonstrated compelling and durable anti-cancer activity in certain patients, its activity has not been sufficient in any prior clinical trial to support marketing approval by the FDA. A new drug application, or NDA, was previously submitted to the FDA in January 2005 by a member of the Johnson & Johnson family of companies, for accelerated approval of tipifarnib for elderly patients with newly diagnosed, poor risk acute myeloid leukemia, or AML, who were not candidates for standard chemotherapy. At the FDA Oncology Drugs Advisory Committee meeting to review that NDA, the panel voted against accelerated and conventional approval and the FDA subsequently issued a non-approvable letter. However, clinical and preclinical data suggest that, in certain selected patient populations, tipifarnib has the potential to provide significant benefit to cancer patients with limited treatment options.

Leveraging advances in next-generation sequencing, or NGS, as well as emerging information about cancer genetics, we will seek to identify patients most likely to benefit from tipifarnib. We initiated a Phase 2 clinical trial in patients who have tumors characterized by HRAS mutations in May 2015 and initiated a second Phase 2 clinical trial in patients with PTCL in September 2015. We also plan to initiate a Phase 2 clinical trial in patients with lower risk MDS in the second quarter of 2016. The preclinical studies and Phase 1–3 clinical trials in support of our IND for tipifarnib were conducted by affiliates of Johnson & Johnson and the National Cancer Institute. Efficacy and safety observations included in the IND are from 17 phase 1, 2 and 3 single-agent clinical trials conducted prior to December 31, 2007. Regulatory sponsorship of the Janssen IND for tipifarnib has been transferred to us.

HRAS Mutant Tumors

Market Opportunity

Retrovirus-associated DNA sequences, or RAS, is a family of membrane-associated proteins that are involved in regulating cell division in response to growth factor stimulation. HRAS is a member of the RAS family, which includes two other proto-oncogenes: Kirsten rat sarcoma viral oncogene homolog, or KRAS, and neuroblastoma RAS viral oncogene homolog, or NRAS. Collectively, the three RAS genes constitute one of the most frequently mutated families of oncogenes in human cancers. Although HRAS mutations are less common overall relative to KRAS and NRAS mutations, they have a relatively high prevalence in cancers of the upper digestive tract, skin, thyroid and urinary bladder. Collectively, cancers that have an HRAS mutation are estimated to have an annual incidence of approximately 8,000 patients in the United States.

HRAS as a Human Oncogene

The HRAS protein is involved in regulating cell division in response to growth factor stimulation. Growth factors act by binding cell surface receptors that span the cell’s plasma membrane. Once activated, receptors stimulate signal transduction events in the cytoplasm, a process by which proteins and second messengers relay signals from outside the cell to the cell nucleus and instruct the cell to grow or divide. HRAS is localized in the plasma membrane, and is an early player in many signal transduction pathways. HRAS acts as a molecular on/off switch – once HRAS is turned “on” it recruits and activates proteins necessary for the propagation of the receptor’s signal. In certain tumors, mutations in HRAS or its upstream regulators cause HRAS to be permanently “on,” resulting in persistent activation of downstream growth and proliferation signals that drive tumor cell growth. Farnesyl transferase inhibitors, or FTIs, work to prevent the aberrant growth and proliferation of cells that are dependent on these signaling pathways by inhibiting protein farnesylation and subsequent membrane localization of HRAS, thereby switching HRAS “off.”

FTIs such as tipifarnib prevent protein farnesylation, a type of protein modification known as prenylation, which along with other protein modifications, allows localization of HRAS to the inner surface of the cell membrane where HRAS can receive and transmit extracellular signals implicated in cancer initiation and development. Tipifarnib has been shown to inhibit HRAS function. Specifically, by blocking HRAS farnesylation and subsequent membrane localization, tipifarnib inhibits oncogenic, HRAS-driven cellular transformation in vitro and in vivo. Earlier studies of FTIs were based on the hypothesis that FTIs would be generally active in RAS driven tumors. However, FTIs showed no significant antitumor activity in patients with advanced solid tumors such as lung, pancreatic and colon cancers, which mainly harbor KRAS mutations, and although the FTIs have demonstrated responses in certain patients with AML, the activity of the compound has not been shown to correlate with NRAS mutations. While KRAS and NRAS similarly utilize protein farnesylation, they can also utilize a related prenylation pathway called geranylgeranylation that also leads to membrane localization and confers resistance to FTIs. We believe the refractory nature of RAS-driven tumors to treatment with FTIs has been attributed to this mechanism of resistance that is available to tumors with KRAS and NRAS mutations but not to those tumors with HRAS mutations. HRAS membrane localization is solely dependent on protein farnesylation, and therefore we believe that tipifarnib has the potential for the treatment of HRAS mutant solid tumors.

Clinical Development in HRAS Mutant Tumors

We initiated a Phase 2 clinical trial in May 2015 to test the hypothesis that tipifarnib can be used as a treatment for advanced tumors with a known HRAS mutation. We designed this clinical trial based on preclinical data which demonstrated that tipifarnib inhibits HRAS mutant cell proliferation and HRAS tumor growth in mouse models. Sponsorship of the IND for tipifarnib previously filed by Janssen has been transferred to us. The clinical trial is expected to enroll 2 cohorts of 18 patients each. Cohort 1 will enroll subjects with malignant thyroid tumors with HRAS mutations, independently of thyroid histology. Any subject with a non-hematological HRAS mutant tumor other than thyroid cancer who meets eligibility criteria may be enrolled in Cohort 2. This clinical trial has a two-stage study design to minimize the number of study subjects treated if tipifarnib is not sufficiently efficacious. If one or no objective response is observed in a cohort after the first 11 evaluable patients, the cohort will be closed to further enrollment. If more than one response is observed in the cohort, 7 additional subjects will be enrolled (stage 2). The clinical trial will be considered positive if at least 4 responses are observed in a cohort (out of 18 subjects). The primary endpoint is objective response rate, and tumor response assessments will be conducted according to the Response Evaluation Criteria in Solid Tumors version 1.1 criteria (confirmation of response is required). We anticipate receiving topline data from this clinical trial in the second half of 2016.

Investigator Sponsored Trial in HRAS Mutant Urothelial Carcinoma

In addition to the company sponsored Phase 2 clinical trials, a Phase 2 investigator sponsored clinical trial of tipifarnib for the treatment of advanced, previously treated urothelial carcinomas that carry HRAS mutations, was initiated in November 2015. This clinical trial is sponsored by the Samsung Medical Center and designed to enroll at least 18 patients. The primary endpoint of this clinical trial is objective response rate, and secondary endpoints include progression-free survival, duration of response, and safety.

Companion Diagnostics

Patients are being enrolled in the Phase 2 HRAS mutant tumor clinical trials based on information from the clinical sites on the patients’ tumor HRAS mutation status. Typically, this information is being obtained by the clinical sites from the NGS panels used by the site to characterize patients’ tumors. If the results of our Phase 2 clinical trials are positive, we plan to partner development and validation of a companion diagnostic test to aid in the selection of patients with HRAS mutant tumors in subsequent clinical trials of tipifarnib and to prepare and submit an investigational device exemption, or IDE, for use of the assay in the clinical trial. We expect that the companion diagnostic test will either be a qualitative polymerase chain reaction, or qPCR, -based assay or an NGS-based assay. A qualitative PCR based assay would be technically very similar to the qPCR-based assays already developed and approved by the FDA for KRAS. We expect that regulatory approval of tipifarnib as a treatment for patients with HRAS mutant tumors will require FDA approval of an HRAS assay in the form of a companion diagnostic test that has been validated for accuracy, precision and reproducibility.

Peripheral T-Cell Leukemia

Market Opportunity

Lymphoma is the most common blood cancer. The two main forms of lymphoma are Hodgkin’s lymphoma, or HL, and Non-Hodgkin’s lymphoma, or NHL. Lymphoma occurs when cells of the immune system called lymphocytes grow and multiply uncontrollably. Cancerous lymphocytes can travel to many parts of the body, including the lymph nodes, spleen, bone marrow, blood, or other organs, and form tumors. The body has two main types of lymphocytes that can develop into lymphomas: B-cells and T-cells.

PTCL consists of a group of rare and usually aggressive (fast-growing) NHLs that develop from mature T-cells. PTCLs collectively account for about 5 to 10 percent of all NHL cases, corresponding to an annual incidence of approximately 5,000 patients per year in the United States. By some estimates, the incidence of PTCL is growing significantly, and the increasing incidence may be attributable to an aging population.

PTCLs are sub-classified into various subtypes, each of which are typically considered to be separate diseases based on their distinct clinical differences. Most of these subtypes are rare; the three most common subtypes are PTCL not otherwise specified, angioimmunoblastic T-cell lymphoma and anaplastic large-cell lymphoma, or ALCL, that collectively account for approximately 70 percent of all PTCLs in the United States.

Treatment Options for PTCL

For most PTCL subtypes, the frontline treatment regimen is typically combination chemotherapy, such as CHOP (cyclophosphamide, doxorubicin, vincristine, prednisone), EPOCH (etoposide, vincristine, doxorubicin, cyclophosphamide, prednisone), or other multi-drug regimens.

Patients who relapse or are refractory to frontline treatments are typically treated with gemcitabine in combination with other chemotherapies, including gemcitabine, vinorelbine (Navelbine®) and doxorubicin (Doxil®) in a regimen called GND, or other chemotherapy regimens such as DHAP (dexamethasone, cytarabine, cisplatin) or ESHAP (etoposide, methylprednisolone, cytarabine, and cisplatin).

Because most patients with PTCL will relapse, some oncologists recommend giving high-dose chemotherapy followed by an autologous stem cell transplant to some patients who had a good response to their initial chemotherapy. Recent, non-cytotoxic therapies that have been approved for relapsed or refractory PTCL, such as pralatrexate (Folotyn®), romidepsin (Istodax®) and belinostat (Beleodaq®), are associated with relatively low objective response rates (25-27% overall response rate, or ORR) and relatively short durations of response (8.2-9.4 months). Accordingly, we believe the treatment of relapsed/refractory PTCL remains a significant unmet medical need.

The five year survival for patients with PTCL is low—roughly 35% by most published records—and few treatment options are able to provide a durable treatment effect. Treatments in the relapsed or refractory setting are not very effective. Therefore, National Comprehensive Cancer Network guidelines currently recommend that patients seek participation in a clinical trial for the initial treatment.

Previous Phase 2 Experience with Tipifarnib in the Treatment of PTCL

A prior Phase 2 clinical trial of tipifarnib was sponsored by the National Cancer Institute and conducted at the Mayo Clinic and University of Iowa from 2004 to 2009 in adult patients with relapsed or refractory lymphoma. Ninety-three patients (42 aggressive, 15 indolent, and 36 HL/T-cell lymphoma) were enrolled in the study, and patients received tipifarnib 300 mg twice daily on days 1-21 of each 28-day cycle. The median age of patients was 62 years (range, 18-91 years). A total of 71% of patients had stage IV disease. The median number of prior regimens was five (range, 1-17). The majority of patients were diagnosed with diffuse large B-cell lymphoma (40%; 37 of 93) or HL (20%; 19 of 93).

The ORR for all patients was 20.4%. In the HL/T-cell lymphoma cohort, the ORR was 31% with 17% complete responses, or CR, and 14% partial responses, or PR. Of these 36 patients 81% had four or more prior therapies and 67% had undergone hematopoietic stem cell transplant. In this cohort, the median overall survival, or OS, was 19.7 months, median duration of response was 7.5 months, and median time to progression, TTP, was 3.2 months. Five patients received treatment for more than 30 months with several patients receiving treatment for 60+ months.

Tipifarnib was generally well tolerated on this dose and schedule. Three patients with aggressive lymphoma died on study of progressive disease, but there were no deaths related to tipifarnib treatment. Across all patients, the grade 3 or 4 toxicities were primarily reversible myelosuppression, with 11% anemia, 37% neutropenia, and 32% thrombocytopenia.

Of particular relevance to our Phase 2 clinical trial in PTCL are the results observed in the patients with T-cell NHL. Although the clinical trial enrolled only small numbers of patients, a 41% response rate (7 responses out of 17 patients) was observed in patients with T-cell NHL, including 4 objective responses out of 8 patients with PTCL (3 CR and 1 PR). We believe the results observed from this Phase 2 clinical trial suggest that tipifarnib can be administered for prolonged periods and may produce durable responses as a single agent in relapsed lymphoma in a group of patients who were heavily pretreated, including those with PTCL.

Clinical Development in PTCL

Based on the promising results observed in the Phase 2 lymphoma study, we initiated a Phase 2 clinical trial in September 2015 to test the hypothesis that tipifarnib can be used as a treatment for patients with relapsed or refractory PTCL. This clinical trial is being conducted under the IND that was transferred to us from Janssen. The current study protocol has a two-stage design for a total number of 18 eligible patients. If one or no objective response is observed after the first 11 evaluable patients (stage 1), the study will be closed to further enrollment. If more than one response is observed, 7 additional patients will be enrolled (stage 2). The clinical trial will be considered positive if at least 4 responses are observed (out of 18 patients). The primary endpoint is objective response rate, and tumor response assessments will be conducted according to the International Workshop Criteria for the assessment of responses in lymphoma. The study also includes a potential extension to up to a total study enrollment of 30 patients if 5 or more objective responses are observed at the end of stage 1. Potential biomarkers that may contribute to the identification of patients who may benefit from tipifarnib therapy will be investigated in the study. These include genes that are expressed and/or mutated in tumor samples, and blood circulating cytokines. We anticipate receiving topline data from this clinical trial in the second half of 2017.

Myelodysplastic Syndromes

Market Opportunity

MDS are a group of hematopoietic stem cell malignancies with significant morbidity and mortality. MDS is characterized by ineffective blood cell production, or hematopoiesis, leading to low blood cell counts, or cytopenias, and high risk of progression to AML. MDS is a highly heterogeneous disease, and the severity of symptoms and disease progression can vary widely among patients. The current standard clinical tool to evaluate risk stratification, including survival and risk for AML transformation, and treatment options is the revised International Prognostic Scoring System, or IPSS-R. The IPSS-R differentiates patients into five risk groups (Very Low, Low, Intermediate, High, Very High) based on evaluation of cytogenetics, percentage of blasts (undifferentiated blood cells) in the bone marrow, hemoglobin levels, and platelet and neutrophil counts.

According to the ACS, the annual incidence of MDS is approximately 13,000 patients in the United States, the majority of which are 60 years of age or older. The estimated prevalence is over 60,000 patients in the United States. Approximately 75% of patients fall into the IPSS-R risk categories of Very Low, Low, and Intermediate, collectively known as lower risk MDS, which is our target patient population for our planned Phase 2 MDS clinical trial.

Treatment Options for MDS

Therapeutic options fall into three categories including supportive care, low intensity therapy and high intensity therapy. Supportive care includes the use of red blood cell and platelet transfusions as well as administration of hematopoietic cytokines such as erythropoiesis stimulating agents or colony stimulating factors to improve blood counts. Low intensity therapies include hypomethylating agents such as azacytidine (Vidaza®) and decitabine (Dacogen®), biological response modifiers such as lenalidomide (Revlimid®), and immunosuppressive treatments such as cyclosporine A or antithymocyte globulin. High intensity therapies include chemotherapeutic agents such as idarubicin, cytarabine, fludarabine and topotecan, and HSCT.

National Comprehensive Cancer Network, or NCCN, guidelines recommend that lower risk patients (IPSS-R groups Very Low, Low, Intermediate) receive supportive care or low intensity therapies with the major therapeutic goal of hematologic improvement, or HI. A substantial portion of lower risk MDS patients lack effective therapies, and NCCN guidelines recommend clinical trials as additional therapeutic options. We believe that treatment of MDS remains a significant unmet need requiring the development of novel therapies.

Previous Phase 2 Experience with Tipifarnib in the Treatment of MDS

A prior Phase 2 clinical trial of tipifarnib was sponsored by Johnson & Johnson and conducted at 19 sites in seven countries from 2002 to 2006 in adult patients with intermediate to high risk MDS. This study also included patients with chronic myelomonocytic leukemia. Eighty-two patients with IPSS-R scores of Intermediate-1, Intermediate-2, and High risk MDS were enrolled in the study, and patients received tipifarnib 300 mg twice daily on days 1-21 of each 28-day cycle. The median age of patients was 67 (range 39-86 years). The median time since diagnosis was 8.8 months (range 0-128 months) and 37% (30 of 82) had been received prior therapy.

The ORR for all patients was 31.7% (26 of 82), with 14.6% (12 of 82) CR and 17.1% (14 of 82) HI. In the 12 complete responders, the median response duration was 11.5 months (range 2.0-21.9 months), and the median TTP was 12.4 months (3.9-23.8 months). Median duration of HI was 18 weeks (range 6 to 76 weeks). Median OS was 11.7 months for all patients.

Table B: Phase 2 Clinical Trial of tipifarnib in Adult Patients with Intermediate to High Risk MDS

	n	CR, n (%)	HI, n (%)	ORR, n (%)	Median DR	Median OS
All patients	82	12 (14.6)	14 (17.1)	26 (31.7)	11.5	11.7

Tipifarnib was generally well tolerated. Ten patients died during the treatment period with five deaths due to progressive disease and five due to an adverse event of which only one was considered drug-related. This death was due to coronary insufficiency triggered by anemia and severe internal bleeding in the context of nonresponsive MDS with persistent Grade 4 thrombocytopenia. Grade 3-4 adverse events were primarily neutropenia, thrombocytopenia and anemia, and were reported as possibly drug-related in 15 patients (18%), 26 patients (32%), and 15 patients (18%), respectively. We believe the results of this study suggest that tipifarnib may produce durable responses as a single agent in patients with intermediate to high risk MDS.

Clinical Development in MDS

We plan to initiate a Phase 2 clinical trial to investigate the anti-tumor activity of tipifarnib in patients with lower risk MDS in the second quarter of 2016. We have prioritized lower risk MDS because of the prevalence of this disease and our belief that treatment of lower risk MDS remains a significant unmet medical need. We expect that the activity of tipifarnib in lower risk MDS will be no less than the activity observed in the previously investigated intermediate/high risk setting, which is a more aggressive form of the disease. We anticipate that our Phase 2 study in lower risk MDS would aim to enroll approximately 58 patients, and have a primary endpoint of transfusion independence according to the adult Myelodysplastic/Myeloproliferative Neoplasms International Working Group criteria or related response assessment system. We expect this study will be conducted under the IND that was transferred to us from Janssen. We anticipate receiving topline data from this clinical trial in the first half of 2017.

Exploratory Biomarkers

We have identified potential biomarkers that could be predictive of response to tipifarnib in MDS patients. One of these potential biomarkers is the killer cell immunoglobulin-like receptor 2DS2, or KIR2DS2, which is commonly expressed on natural killer, or NK, cells and some T-cells and serves to regulate their activity. Autoimmunity is known to play a key role in the onset of lower risk MDS, and KIR2DS2 has been shown to predispose patients to onset of both MDS and autoimmune diseases. KIR2DS2 is present in approximately 60% of MDS patients.

Our interest in KIR2DS2 and other killer cell immunoglobulin-like receptors, or KIRs, was triggered by the results of our retrospective analysis of gene expression from bone marrow samples in 34 previously untreated poor-risk and elderly AML patients who were treated with tipifarnib in a prior Cancer Therapy Evaluation Program, or CTEP 20, Phase 2 clinical trial sponsored by the National Cancer Institute. Twenty-five of the patients in CTEP 20 had prior MDS. We observed that expression of several markers, including KIR2DS2, strongly correlated with clinical benefit, including complete response rate, progression free survival, and OS.

We hypothesize that tipifarnib may influence the signaling of KIR2DS2 through its inhibition of protein farnesylation, either of RAS proteins or other farnesylated proteins in the cell. Through this mechanism, we believe that tipifarnib could inhibit aberrant NK cell activity and improve patient outcomes. Because KIR2DS2 and KIR2DS5 are known to predispose to autoimmunity and the onset of MDS, we believe that tipifarnib could attenuate the autoimmune process that causes severe cytopenias in lower risk MDS. This hypothesis will be tested in the planned Phase 2 study in lower risk MDS.

Companion Diagnostics

If the results of our Phase 2 clinical trial in MDS are positive, and KIR2DS2 or other immune cell markers are shown to be predictive of response to tipifarnib, we would expect to partner development and validation of a companion diagnostic test to aid in the selection of patients in subsequent clinical trials of tipifarnib in this patient population. Genetic assays detecting the presence or absence of certain of these genes and markers are already available and used in some instances in bone marrow transplantation. We plan to investigate in our Phase 2 clinical trial whether these genetic assays will be sufficient to define the MDS patients susceptible to receive clinical benefit from tipifarnib or whether a PCR based assay defining biomarker expression levels will need to be developed including identification of the optimal biomarker cut-off criterion for patient selection.

Registration Strategy for Tipifarnib

We anticipate that we will have topline data from our Phase 2 clinical trial in HRAS mutant solid tumors in the second half of 2016, Phase 2 clinical trial in lower-risk MDS in the first half of 2017 and Phase 2 clinical trial in PTCL in the second half of 2017. If the data from one or more of these three Phase 2 clinical trials is positive, we would plan to initiate a registrational Phase 3 clinical trial of tipifarnib in at least one disease indication. The use of regulatory pathways such as orphan drug or breakthrough therapy designation will be driven by the specific patient population and data from the Phase 2 clinical trials.

ERK Inhibitor Program

Overview

We are advancing KO-947, a small molecule inhibitor of ERK, as a potential treatment for patients with tumors that have dysregulated activity due to mutations or other mechanisms in the MAPK pathway, including lung cancers, colorectal cancers, pancreatic cancers and melanoma. KO-947 and backup compounds represent new chemical entities we acquired pursuant to an agreement effective December 23, 2014 from an affiliated company, Araxes Pharma LLC, or Araxes, a private biopharmaceutical company.

The high frequency of activating mutations in components of the MAPK pathway found in cancer provides strong rationale for targeting the MAPK pathway and, specifically, ERK. The MAPK pathway is responsible for receiving growth-promoting signals from outside the cell and translating these signals within the cell into programs that affect cell growth and proliferation. When external growth factors activate cell surface receptor tyrosine kinases, the MAPK pathway acts inside the cell to relay these growth signals through a series of signaling molecules, including the RAS, rapidly accelerated fibrosarcoma, or RAF, mitogen-activated protein kinase kinase, or MEK, and ERK family of kinases. ERK kinase is the final signaling kinase of the MAPK pathway.

Many cancers harbor genetic mutations in components of the MAPK pathway, especially in protein kinases, that lock transformed cells in a pro-growth state, even in the absence of external growth signals. Studies have shown that such aberrations in the MAPK pathway, including mutations in KRAS, B-Raf proto-oncogene, serine/threonine kinase, or BRAF, and other components of the pathway, are frequent contributors to the development of cancer in humans. Targeted cancer drugs, such as inhibitors of the proteins BRAF and MEK, that have been designed to turn off MAPK signaling by inhibiting specific protein kinases are effective, particularly in melanomas where the MAPK circuit is aberrantly active. We believe that a therapeutic product candidate that can block signaling of the MAPK pathway through inhibition of ERK should reduce or prevent cancer growth and may have a beneficial effect for patients.

As part of our ERK inhibitor program, we are advancing KO-947, which is an orally-available inhibitor of ERK that has nanomolar cellular potency in tumor cells with mutations in BRAF, NRAS or KRAS and induces tumor regressions at tolerable doses in xenograft mouse models. Because KO-947 targets ERK, a protein kinase essential to signaling through the MAPK pathway, it has the potential to selectively kill tumor cells bearing activating mutations in this critical pathway. KO-947 is currently in IND enabling studies. We anticipate filing an IND in the second quarter of 2016 and initiating a Phase 1 clinical trial in the second half of 2016.

Opportunity for Kura Oncology

We have focused on the discovery and development of ERK inhibitors and selected KO-947 as a potential product candidate because we believe that ERK inhibitors have two important potential advantages as therapeutics:

•

Potential to effectively treat patients with mutations in the KRAS gene—a large and growing group of patients with lung, colorectal, pancreatic and other cancers who today have no effective therapy, and who have been identified with greater frequency due to recently approved diagnostic guidelines, and

•

Potential to effectively treat patients with metastatic melanoma who receive “first-generation” BRAF or MEK inhibitors, but who develop resistance due to reactivation of ERK pathway signaling. KO-947 could prevent resistance through this mechanism and may thus cause responses of greater duration than the ones seen with first generation inhibitors and extend progression-free survival.

We acquired our ERK inhibitor program from Araxes based in La Jolla, California. Scientists at Araxes designed our ERK inhibitors using structure-guided drug discovery approaches to model chemical structures that would inhibit the ERK protein kinase but spare inhibition of closely related kinases. These molecules were then synthesized and tested in assays to verify their ability to inhibit ERK as well as to inhibit MAPK pathway signaling.

Market Overview

Activating mutations in the KRAS gene are commonly found in a wide variety of tumor types. Among cancer indications with large patient populations, KRAS mutations are found in approximately 93 percent of pancreatic cancers, approximately 40 percent of colorectal cancers and approximately 12 percent of NSCLC. According to the ACS in 2016, there are estimated to be over 53,000 cases of pancreatic cancer, 134,000 cases of colorectal cancer and over 190,000 cases of NSCLC diagnosed each year in the United States. We believe this corresponds to approximately 49,000 cases of KRAS mutant pancreatic cancer, 54,000 cases of KRAS mutant colorectal cancer, and 23,000 cases of KRAS mutant NSCLC each year in the United States. These cancers typically present relatively late in their clinical course, when locally directed therapy (surgery and radiation) is not curative. The treatment of locally advanced and metastatic cancers represents a significant unmet medical need.

Specific inhibitors of RAF and MEK kinases have been developed to target BRAF- and RAS-mutant tumors. In particular, the FDA has approved the BRAF inhibitors vemurafenib (ZELBORAF®) and dabrafenib (TAFINLAR®) as well as the MEK inhibitors trametinib (MEKINIST®) and cobimetinib (COTELLIC®) for the treatment of BRAFV600E-mutant metastatic melanoma. Although these approvals are encouraging, durable responses in patients are limited, as median time to disease progression is approximately 6-7 months and resistance is often associated with pathway reactivation of the ERK signaling pathway.

According to the ACS in 2015, the annual incidence of diagnosed melanoma is 76,000 cases in the United States, of which approximately 16% have metastatic disease, and over 10,000 melanoma deaths occur in the each year in the United States. Mutations that activate the RAS/RAF/MEK/ERK pathway are common in melanoma, with BRAF mutations in 40% to 60%, and NRAS mutations in 15-20% of melanoma patients, suggesting the therapeutic potential for agents that target this pathway in metastatic melanoma. As ERK inhibitors target the RAS/RAF/MEK/ERK pathway, which is activated with BRAF mutation or NRAS mutation, they may also have the potential for activity not only in patients with BRAF-mutant melanoma, but also in patients with tumors that harbor mutations in the NRAS gene, who currently have no adequate treatment option and poor prognosis.

Preclinical Data for KO-947

Our development candidate in our ERK inhibitor program, KO-947, demonstrates potent inhibition of the ERK kinase and high selectivity relative to a panel of approximately 400 kinases. KO-947 has also shown promising activity in both cell culture and xenograft animal models of KRAS mutant tumors and BRAF mutated melanoma tumors.

In preclinical studies, xenograft BRAF and KRAS mutant tumors were grown subcutaneously in mice, followed by daily oral treatment with KO-947 or vehicle control. Animals treated with KO-947 showed full tumor regression, while vehicle control treated animals showed rapid tumor growth. In addition, KO-947 was tolerated at dose levels required to achieve tumor regressions with no apparent body weight loss in the mice. KO-947 has also shown promising activity in xenograft animal models of BRAF and KRAS mutant tumors with intermittent dosing regimens. In these models, anti-tumor activity has been shown to be comparable when the compound is administered via multiple dosing schedules including once daily, once every other day, or once weekly.

Ongoing IND-enabling Studies

Based on preclinical efficacy data in KRAS, NRAS and BRAF mutant tumor models as well as other models of dysregulated signaling of the MAPK pathway, we have advanced KO-947 into IND-enabling studies. The IND-enabling program includes toxicology studies to determine if select doses, schedules and modes of administration are able to achieve required drug exposures to generate tumor regression, which could be tolerable in the clinical setting.

We believe opportunities exist to advance both oral and intravenous, or IV, routes of administration of KO-947 into the clinic, however, we have elected to focus our initial efforts on the IV route. Our initial non-rodent toxicology studies have shown that IV administration may increase exposure and tolerability when compared to oral dosing. Based on our preclinical data we believe that we can maintain efficacy with intermittent IV dosing, which may translate into improved tolerability in the clinical setting. We anticipate filing an IND in the second quarter of 2016 and we intend to evaluate whether KO-947 provides clinical benefit to patients with solid tumors with mutations or other dysregulation of the MAPK pathway.

Menin-MLL Program

Overview

We are developing orally bioavailable small molecule inhibitors of the menin-MLL interaction for the treatment of MLL-r and MLL-PTD acute leukemias, a genetically defined subtype of the two most common forms of acute leukemia, AML and acute lymphoblastic leukemia, or ALL.

Background on Mixed Lineage Leukemias

MLL-r leukemias are an aggressive subtype of two of the most common forms of acute leukemia, ALL and AML. The estimated five-year OS rate for adult patients with the MLL-r subtype of AML ranges from approximately 5% to 24%. Patients with MLL-r leukemias are routinely diagnosed using existing technologies that are commonly used in clinical settings. As a result, there is high awareness of MLL-r leukemias among oncologists. The disease predominantly occurs in two different demographics—an adult population and an infant/pediatric population. While they share a common genetic alteration, the adult disease is frequently a secondary leukemia resulting from prior chemotherapy for a different, unrelated cancer, and the childhood disease arises de novo. MLL-r leukemias are caused by a chromosomal translocation involving the MLL gene.

MLL-PTD is a subset of AML. MLL-PTD typically confers a worse prognosis with shortened overall and event free survival in childhood and adult AML.

The annual incidence of MLL-r and MLL-PTD patients is estimated to be 3,200 patients in the United States, and those patients currently have limited options other than chemotherapy or allogeneic stem cell transplant. There are no approved therapies specifically indicated for either the MLL-r or MLL-PTD leukemias. We believe there remains a significant unmet medical need.

Targeting the Menin-MLL Interaction

The MLL gene is a common target of chromosomal translocations found in patients with AML and ALL, which affects both children and adults. Fusion of MLL with one of over 50 different partner genes forms oncogenes encoding MLL fusion proteins, which play a causative role in the onset, development and progression of MLL. Binding of menin, a tumor suppressor protein, to MLL fusion proteins upregulates expression of target genes involved in the malignant transformation of blood cells. In contrast, mutations to MLL fusion proteins that block association with menin abrogate the development of acute leukemia in mice. These findings demonstrate that menin functions as an essential oncogenic co-factor of MLL fusion proteins, and it implies that the menin-MLL interaction represents a valuable target for molecular therapy.

We have licensed from the University of Michigan a class of small molecule inhibitors of the menin-MLL fusion protein interaction that specifically bind to menin with nanomolar potency. By blocking menin-MLL fusion protein interactions, these compounds effectively reverse MLL fusion protein-mediated leukemic transformation by down-regulating the expression of target genes required for MLL-fusion protein oncogenic activity. These compounds also selectively block proliferation and induce both apoptosis and differentiation of leukemia cells harboring MLL translocations.

Opportunity for Kura Oncology

Our menin-MLL development program is aimed at identifying product candidates with the potential to effectively treat patients with MLL-r leukemias—a subset of adult and pediatric patients who today have no effective therapy—as well as MLL-PTD leukemias, a subset of AMLs that have no effective therapy.

License and Asset Purchase Agreements

Janssen Pharmaceutica NV

In December 2014, we entered into a license agreement with Janssen, which grants us exclusive global rights to develop and commercialize tipifarnib in the field of oncology and includes the right to grant sublicenses. We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize tipifarnib in oncology and, with the exception of the transfer to us without cost of Janssen’s existing inventory of tipifarnib material, we are responsible for all future development and commercialization costs for tipifarnib in oncology. Under the license agreement, Janssen has a first right to negotiate for an exclusive license back from us to develop and commercialize tipifarnib on terms to be negotiated in good faith. Janssen may exercise this right of first negotiation during the 60-day period following completion of a Phase 2 clinical trial of tipifarnib in HRAS mutant patients in oncology and delivery by us to Janssen of a complete data package from such clinical trial.

Under the terms of the license agreement, in January 2015 we issued a convertible promissory note in the principal amount of $1.0 million to Johnson & Johnson Innovation—JJDC, Inc., which automatically converted into shares of Prior Kura common stock in our March 2015 private placement. When and if commercial sales of tipifarnib begin, we are obligated to pay Janssen tiered royalties of low double digit percentages of our net sales, depending on the amount of our net sales, with standard provisions for royalty offsets in the event of generic competition or compulsory licenses, on a product-by-product and country-by-country basis until the later of the expiration of the last to expire valid claim of the licensed patents covering the licensed product in the field in such country, the expiration of any regulatory exclusivity with respect to such product in such country, and ten years from our first commercial sale. We are also required to make regulatory milestone payments to Janssen of up to $25 million in the aggregate, if specified regulatory approvals are achieved for the first indication and additional payments for each subsequent indication if specified regulatory approvals are achieved. In addition, we are required to make sales milestone payments of up to $50 million in the aggregate if specified sales thresholds are surpassed. If we grant sublicenses under the license from Janssen, we are required to pay to Janssen a percentage of any upfront, lump-sum or milestone payments received from our sublicensee, subject to certain exclusions for regulatory milestone payments due under the license agreement.

The license agreement with Janssen will remain in effect until the expiration of all of our royalty and sublicense revenue obligations to Janssen, determined on a product-by-product and country-by-country basis, unless we elect to terminate the license agreement earlier. If we fail to meet our obligations under the license agreement and are unable to cure such failure within specified time periods, Janssen can terminate the license agreement, resulting in a loss of our rights to tipifarnib.

Araxes Pharma LLC

In December 2014, we entered into an asset purchase agreement with Araxes, which was amended and restated in February 2015, under which we purchased all of Araxes’ patent rights in the ERK program, including KO-947 and additional backup compounds, and related intellectual property. When and if commercial sales of a product candidate covered by the purchased patent rights begin, we are obligated to pay Araxes tiered royalties of low single digit percentages of our net sales, depending on the amount of our net sales with standard provisions for royalty offsets. We are also required to make development and regulatory milestone payments to Araxes of up to $9.7 million in the aggregate if specified development events and regulatory approvals are achieved. Under the terms of the asset purchase agreement, in December 2014 we issued a convertible promissory note in the principal amount of $0.5 million to Araxes, which automatically converted into shares of Prior Kura common stock in our March 2015 private placement.

Competition

The development and commercialization of new products to treat cancer is intensely competitive and subject to rapid and significant technological change. Although we believe that our knowledge, experience and scientific resources provide us with competitive advantages, we face substantial competition from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. Many of our competitors have significantly greater financial, technical, and human resources. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.

We face competition with respect to our current product candidates, and will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets that pursue approaches to targeting molecular alterations and signaling pathways associated with cancer. Our competitors may obtain regulatory approval of their products more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, more convenient, less costly, or possessing better safety profiles than our products, and these competitors may be more successful than us in manufacturing and marketing their products.

In addition, we will need to develop our product candidates in collaboration with diagnostic companies, and we will face competition from other companies in establishing these collaborations. Our competitors will also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Furthermore, we also face competition more broadly across the market for cost-effective and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy or a combination of such methods. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates, if any are approved, may compete with these existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a premium over competitive generic, including branded generic, products. As a result, obtaining market acceptance of, and gaining significant share of the market for, any of our product candidates that we successfully introduce to the market will pose challenges. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

Tipifarnib Competition

While there are currently no approved drugs targeting farnesyltransferase, we are aware of a number of compounds that are now or have previously been in clinical development, including Merck’s lonafarnib, Bristol-Myers Squibb’s BMS-214662, Astellas Pharma’s (formerly OSI) CP-609,754, and AstraZeneca’s AZD3409. Lonafarnib is currently being investigated in a Phase 1 clinical trial in combination with temozolomide in patients with malignant gliomas. To our knowledge, there are no other ongoing clinical trials evaluating any of these agents for the treatment of cancer. However, the initiation of clinical development of another of these agents in an oncology setting could become competitively significant, and if tipifarnib or our other product candidates do not offer sustainable advantages over competing products, we may not be able to successfully compete against current and future competitors.

Even if we are successful in developing our product candidates, the resulting products would compete with a variety of established drugs in the targeted therapeutic indications of PTCL and MDS. Competitive drugs currently approved for PTCL include belinostat (Beleodaq®) and pralatrexate (Folotyn®), marketed by Spectrum Pharmaceuticals, romidepsin (Istodax®), marketed by Celgene, and brentuximab vedotin (Adcetris®) (for ALCL), marketed by Seattle Genetics. Competitive drugs currently approved for MDS include azacytidine (Vidaza®) and lenalidomide (Revlimid®), marketed by Celgene, and decitabine (Dacogen®) marketed by Otsuka and Johnson & Johnson. Although there are currently no drugs approved specifically for the treatment of HRAS-mutant solid tumors, there are a number of targeted therapies approved for the treatment of thyroid cancer, including AstraZeneca’s vandetanib (Caprelsa®), Bayer’s sorafenib (Nexavar®), Exelixis’ cabozantinib (Cometriq®) and Eisai’s lenvatinib (Lenvima®). There are no targeted therapies approved for the treatment of urothelial cancer.

ERK Inhibitor Competition

While there are currently no approved drugs targeting ERK, we are aware of a number of compounds that are in clinical development, including Roche/Genentech’s RG-7842/GDC-0994, Celgene’s CC-90003, and BioMed Valley Discoveries’ ulixertinib (BVD-523). Furthermore, it is possible that other companies are also engaged in discovery or preclinical development of compounds targeting ERK. These competitors, if successful in clinical development, may achieve clinical activity, regulatory approval and market adoption in advance of our compounds, constraining the ability of our compounds to gain significant market share. Although we believe that our ERK inhibitors, including KO-947, present several potential advantages relative to these aforementioned candidates, including potency as demonstrated in preclinical studies, these results may not translate to superior therapeutic benefit in clinical trials.

Menin-MLL Inhibitor Competition

There are no drugs approved or in clinical trials targeting the menin-MLL protein-protein interaction. Although there are no targeted therapies approved specifically for the treatment of MLL-r leukemias, there are a number of products in clinical development, including Epizyme’s EPZ-5676 and Novartis’s midostaurin, as well as Pfizer’s palbociclib (IBRANCE®), which has received accelerated approval in combination with letrozole, for the treatment of postmenopausal women with estrogen receptor-positive, human epidermal growth factor receptor 2-negative (ER+/HER2-) advanced breast cancer as initial endocrine-based therapy for their metastatic disease.

Commercialization

We have not yet established a sales, marketing or product distribution infrastructure because our lead candidates are still in discovery, preclinical or early clinical development. We anticipate that we will aim to retain commercial rights in North America for any of our product candidates for which we may in the future receive marketing approvals. We may also seek to retain commercial rights in Europe for any of our product candidates for which we may in the future receive marketing approvals. We currently anticipate that, if and when appropriate, we will seek to access the North American or European oncology markets through a focused, specialized, internal sales force.

Subject to receiving marketing approvals, we expect to commence commercialization activities by building a focused internal sales and marketing team in North America to sell our products. We may also build a focused internal sales and marketing team in Europe to sell our products. We believe that such an approach will enable us to address the community of oncologists who are the key specialists in treating the patient populations for which our current product candidates are being developed. Outside of regions where we maintain commercial rights, we may enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval in foreign jurisdictions.

We also aim to build a marketing and sales management force to create and implement marketing strategies for any products that we may in the future market through our own sales teams and to oversee and support our sales force. We anticipate that our goals for any such marketing force include developing educational initiatives with respect to any approved products and establishing relationships with thought leaders in relevant fields of medicine.

We currently expect that any third parties with which we may collaborate in the future on the development of any commercial companion diagnostics for use with our therapeutic products will most likely hold the commercial rights to those diagnostic products. We expect that we would coordinate closely with any future diagnostic collaborators in connection with the marketing and sale of such diagnostic products and our related therapeutic products.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing as well as for commercial manufacture of any products that we may commercialize. Under our license agreement with Janssen, Janssen has provided us with its existing inventory of clinical supply of tipifarnib, which we believe will support our ongoing and planned Phase 2 clinical trials of tipifarnib. Janssen also provided us with its existing inventory of the crude drug substance and bulk key intermediate for manufacture of drug substance for tipifarnib. If needed, we aim to engage, by entering into a supply agreement or through another arrangement, third party manufacturers to provide us with additional tipifarnib clinical supply. For all of our product candidates, we aim to identify and qualify manufacturers to provide the active pharmaceutical ingredient, or API, and fill-and-finish services prior to submission of an NDA to the FDA.

We generally expect to rely on third parties for the manufacture of any companion diagnostics we or our collaborators may develop.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our product candidates and our core technologies, including novel biomarker and diagnostic discoveries and other know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary or intellectual property rights. We expect that we will seek to protect our proprietary and intellectual property position by, among other methods, licensing or filing our own U.S., international and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position, which we generally seek to protect through contractual obligations with third parties.

We currently, and expect that we will continue to, file or license patent applications directed to our key product candidates in an effort to establish intellectual property positions regarding composition-of-matter of these product candidates, as well as formulations, processes and methods of using these product candidates in the treatment of various cancers. We also intend to seek patent protection, if available, with respect to biomarkers that may be useful in selecting the right patient population for use of any of our product candidates. We own or in-license a patent portfolio consisting of approximately 30 patent families, including issued U.S. patents and their respective counterparts in a number of foreign jurisdictions, pending U.S. patent applications, pending applications under the Patent Cooperation Treaty and corresponding pending patent applications in a number of foreign jurisdictions. In particular, we have exclusively licensed from Janssen a portfolio of approximately 20 patent families including composition-of-matter patents that cover tipifarnib as well as method-of-use patents covering tipifarnib for treating various cancers. These composition-of-matter and method-of-use patents are issued in major market countries including the United States, Europe, and Japan, and they are expected to expire in 2016 without patent term extension. We in-license from the University of Michigan or co-own approximately six families of patent applications pertaining to our menin-MLL program. Other patent applications we own include a composition-of-matter and method-of-use application covering our ERK product candidate. We currently, and expect that we will continue to, file for patents in the United States with counterparts in major market countries in Europe and other key markets in the rest of the world. We would expect that any patents that may issue from the pending U.S. patent applications directed to our ERK program and our menin-MLL program would likely start to expire in 2030; however, any and all of these patent applications may not result in issued patents.

In addition to the patent applications that we have filed to date, we plan to continue to expand our intellectual property portfolio by filing patent applications directed to dosage forms, methods of treatment and additional inhibitor compounds of oncology molecular targets and their derivatives. Specifically, we anticipate that we will seek patent protection in the United States and internationally for novel compositions of matter covering the compounds, the chemistries and processes for manufacturing these compounds, their intermediates and/or metabolites, the use of these compounds in a variety of therapies and the use of biomarkers for patient selection for these compounds. However, these or other patent applications that we may file or license from third parties may not result in the issuance of patents, and any issued patents may cover limited claims that reduce their value and/or may be challenged, invalidated or circumvented. See “Risk Factors—Risks Related to Our Intellectual Property.”

In addition to patents, we also rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our employees and selected consultants, scientific advisors and collaborators. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses requiring invention assignment, to grant us ownership of technologies that are developed through a relationship with a third-party.

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant’s product. Upon approval, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Any applicant who files an abbreviated new drug application, or ANDA, seeking approval of a generic equivalent version of a drug listed in the Orange Book or a Section 505(b)(2) NDA referencing a drug listed in the Orange Book must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This last certification is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA or Section 505(b)(2) application refers. The applicant may also elect to submit a “section viii” statement certifying that its proposed label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent.

If the NDA holder for the reference drug and/or patent owners assert a patent challenge directed to one of the Orange Book listed patents within 45 days of the receipt of the paragraph IV certification notice, the FDA is prohibited from approving the application until the earlier of 30 months from the receipt of the paragraph IV certification, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the applicant. The ANDA or Section 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the reference drug has expired as described in further detail below.

Non-Patent Exclusivity

In addition to patent exclusivity, the holder of an NDA for a listed drug may be entitled to a period of non-patent exclusivity, during which the FDA cannot approve an ANDA or Section 505(b)(2) application that relies on the listed drug.

For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon FDA approval of an NCE, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any Section 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that the FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. Five-year NCE exclusivity does not block the submission, review or approval of a 505(b)(1) NDA.

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension. The allowable patent term extension is calculated as half of the drug’s testing phase—the time between IND application and NDA submission—plus all of the review phase—the time between NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term, including the extension may not exceed 14 years from the date of NDA approval.

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the U.S. Patent and Trademark Office, or U.S. PTO, must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by FDA. The Federal Food, Drug and Cosmetic Act, or FD&C Act, and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to FDA of an IND which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval, or PMA, requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to FDA as part of the IND.

FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves clinical trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 clinical trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter clinical trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second clinical trial would be practically or ethically impossible.

After completion of the required clinical testing, an NDA is prepared and submitted to FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial, and the fees are typically increased annually.

FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, FDA begins an in-depth review. FDA has agreed to certain performance goals in the review of NDAs to encourage timeliness. Most applications for standard review drug products are reviewed within twelve months from submission; most applications for priority review drugs are reviewed within eight months from submission. Priority review can be applied to drugs that FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an outside advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA, FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, FDA will inspect the facility or the facilities at which the drug is manufactured. FDA will not approve the product unless compliance with current good manufacturing practice, or cGMP—a quality system regulating manufacturing—is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for FDA to reconsider the application. If, or when, those deficiencies have been addressed to FDA’s satisfaction in a resubmission of the NDA, FDA will issue an approval letter. FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Fast Track Designation and Accelerated Approval

FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the Fast Track program, the sponsor of a new product candidate may request that FDA designate the product candidate for a specific indication as a Fast Track drug concurrent with, or after, the filing of the IND for the product candidate. FDA must determine if the product candidate qualifies for Fast Track Designation within 60 days of receipt of the sponsor’s request.

Under the Fast Track program and FDA’s accelerated approval regulations, FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow FDA to withdraw the drug from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to priority review by FDA.

If a submission is granted Fast Track Designation, the sponsor may engage in more frequent interactions with FDA, and FDA may review sections of the NDA before the application is complete. This rolling review is available if the applicant provides, and FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, Fast Track Designation may be withdrawn by FDA if FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Breakthrough Therapy Designation

FDA is also required to expedite the development and review of the application for approval of drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the Breakthrough Therapy program, the sponsor of a new product candidate may request that FDA designate the product candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the product candidate. FDA must determine if the product candidate qualifies for Breakthrough Therapy designation within 60 days of receipt of the sponsor’s request.

Orphan Drug Designation and Exclusivity

The Orphan Drug Act provides incentives for the development of products intended to treat rare diseases or conditions. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug available in the United States for this type of disease or condition will be recovered from sales of the product. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition, the FDA will grant orphan designation for that product for the orphan disease indication, assuming that the same drug has not already been approved for the indication for which the sponsor is seeking orphan designation. If the same drug has already been approved for the indication for which the sponsor is seeking orphan designation, the sponsor must present a plausible hypothesis of clinical superiority in order to obtain orphan designation. Orphan designation must be requested before submitting an NDA. After the FDA grants orphan designation, the FDA discloses the identity of the therapeutic agent and its potential orphan use.

Orphan designation may provide manufacturers with benefits such as research grants, tax credits, Prescription Drug User Fee Act application fee waivers, and eligibility for orphan drug exclusivity. If a product that has orphan designation subsequently receives the first FDA approval of the active moiety for that disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which for seven years prohibits the FDA from approving another product with the same active ingredient for the same indication, except in limited circumstances. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. Moreover, competitors may receive approval of different products for the indication for which the orphan drug has exclusivity or obtain approval for the same product but for a different indication for which the orphan drug has exclusivity.

In the European Union, orphan drug designation also entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following drug or biological product approval. This period may be reduced to 6 years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies. Registration with FDA subjects entities to periodic unannounced inspections by FDA, during which the Agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity—patent or non-patent—for a drug if certain conditions are met. Conditions for exclusivity include FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

FDA Regulation of Companion Diagnostics

Our drug products may rely upon in vitro companion diagnostics for use in selecting the patients that we believe will respond to our cancer therapeutics. If safe and effective use of a therapeutic product depends on an in vitro diagnostic, or IVD, FDA generally will require approval or clearance of the diagnostic at the same time that FDA approves the therapeutic product. This policy is described in an August 2014 FDA guidance document.

FDA has required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a PMA for that diagnostic simultaneously with approval of the drug. We believe that FDA will require PMA approval of one or more in vitro companion diagnostics to identify patient populations suitable for our cancer therapies. The review of these in vitro companion diagnostics in conjunction with the review of our cancer treatments involves coordination of review by FDA’s Center for Drug Evaluation and Research and by FDA’s Center for Devices and Radiological Health.

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

PMA approval is not guaranteed, and FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If FDA’s evaluation of the PMA application is favorable, FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If FDA concludes that the applicable criteria have been met, FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by FDA. FDA also may inspect foreign facilities that export products to the United States.

Failure to comply with applicable regulatory requirements can result in enforcement action by FDA, which may include any of the following sanctions: warning letters, fines, injunctions, civil or criminal penalties, recall or seizure of current or future products, operating restrictions, partial suspension or total shutdown of production, denial of submissions for new products, or withdrawal of PMA approvals.

Clinical Trials and IDEs

A clinical trial is almost always required to support a PMA application. In some cases, one or more smaller IDE studies may precede a pivotal clinical trial intended to demonstrate the safety and efficacy of the investigational device.

All clinical studies of investigational devices must be conducted in compliance with the FDA’s requirements. If an investigational device could pose a significant risk to patients pursuant to FDA regulations, the FDA must approve an IDE application prior to initiation of investigational use. IVD trials usually do not require an IDE, as the FDA does not judge them to be a significant risk because the results do not affect the patients in the study. However, for a clinical trial where the IVD result directs the therapeutic care of patients with cancer, we believe that the FDA may consider the investigation to present significant risk and require an IDE application.

An IDE application must be supported by appropriate data, such as laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The FDA typically grants IDE approval for a specified number of patients. A non-significant risk device does not require FDA approval of an IDE. Both significant risk and non-significant risk investigational devices require approval from IRBs at the study centers where the device will be used.

During the critical trial, the sponsor must comply with the FDA’s IDE requirements for investigator selection, clinical trial monitoring, reporting and record keeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices and comply with all reporting and record keeping requirements. Prior to granting PMA approval, the FDA typically inspects the records relating to the conduct of the study and the clinical data supporting the PMA application for compliance with applicable requirements.

Although the QSR does not fully apply to investigational devices, the requirement for controls on design and development does apply. The sponsor also must manufacture the investigational device in conformity with the quality controls described in the IDE application and any conditions of IDE approval that the FDA may impose with respect to manufacturing.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates to the extent we choose to sell any products outside of the United States. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution would apply to any product that is approved outside the United States.

Government authorities in the United States, at the federal, state and local level, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, import and export of pharmaceutical products, such as those we are developing.

Additional Regulations and Environmental Matters

In addition to FDA restrictions on marketing of pharmaceutical products, we are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. These laws, which generally will not be applicable to us or our product candidates unless and until we obtain FDA marketing approval for any of our product candidates, include transparency laws, anti-kickback statutes, false claims statutes and regulation regarding providing drug samples, among others.

The federal Anti-Kickback Statute prohibits, among other things, individuals and entities from knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. Violations of the federal Anti-Kickback Statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs.

Federal false claims laws and civil monetary penalties, including the False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information used and disclosed by covered entities and their business associates. Many states and foreign jurisdictions also have laws and regulations that govern the privacy and security of individually identifiable health information, and such laws often vary from one another and from HIPAA.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians and teaching hospitals, and certain manufacturers and group purchasing organizations to report annually ownership and investment interests held by the physicians and their immediate family members.

The majority of states also have statutes or regulations similar to the federal Anti-Kickback Law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Our activities may also be certain state laws regarding the privacy and security of health information that may not be preempted by HIPAA, as well as additional tracking and reporting obligations regarding payments to healthcare providers and marketing expenditures.

In addition to regulatory schemes that apply, or may in the future apply, to our business, we are or may become subject to various environmental, health and safety laws and regulations governing, among other things, laboratory procedures and any use and disposal by us of hazardous or potentially hazardous substances in connection with our research and development activities. We do not presently expect such environmental, health and safety laws or regulations to materially impact our present or planned future activities.

Coverage and Reimbursement

Sales of any of our product candidates that may be approved will depend, in part, on the extent to which the cost of the product will be covered by third party payors. Third party payors may limit coverage to an approved list of products, or formulary, which might not include all drug products approved by the FDA for an indication. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Any product candidates for which we obtain marketing approval may not be considered medically necessary or cost-effective by third party payors, and we may need to conduct expensive pharmacoeconomic studies in the future to demonstrate the medical necessity and/or cost effectiveness of any such product. Nonetheless, our product candidates may not be considered medically necessary or cost effective. The U.S. government, state legislatures and foreign governments have shown increased interest in implementing cost containment programs to limit government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Continued interest in and adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as the product candidates we are developing.

Health Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. Since its enactment there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. We continue to evaluate the effect that the ACA has on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations. Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

Employees

As of December 31, 2015, we had 21 full-time employees and three part-time employees, including nine employees with M.D. or Ph.D. degrees. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

Our corporate headquarters are located at 11119 North Torrey Pines Road, Suite 125, La Jolla, California 92037, and our telephone number is (858) 500-8800. We also occupy offices in Cambridge, Massachusetts. We maintain a website at www.kuraoncology.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report.

All brand names or trademarks appearing in this Annual Report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this Annual Report is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of our November 2015 public offering, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.0 billion, (3) the day we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as measured as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Unless the context requires otherwise, references in this Annual Report to “Kura,” “we,” “us” and “our” refer to Prior Kura for the periods prior to the Merger and Kura Oncology, Inc., a Delaware corporation incorporated in November 2007 and formerly known as Zeta, for the periods following the Merger.

Reverse Merger

On March 6, 2015, Zeta, Merger Sub and Prior Kura completed the Merger. In the Merger, each outstanding share of capital stock of Prior Kura was automatically exchanged for 0.5 shares of our common stock. Following the Merger and the redemption of all of our then outstanding shares at the closing of the Merger, the former stockholders of Prior Kura owned 100% of the shares of our outstanding capital stock.

Item 1A.	Risk Factors.

RISK FACTORS

Except for the historical information contained herein or incorporated by reference, this Annual Report and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report and in any other documents incorporated by reference into this Annual Report. You should consider carefully the following risk factors, together with all of the other information included or incorporated in this Annual Report. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

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

We are a clinical-stage company that has incurred losses since our inception and expect to continue to incur substantial losses in the foreseeable future. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We expect our actual financial condition and operating results to fluctuate significantly from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

•	the success of our clinical trials through all phases of clinical development;
•	delays in the commencement, enrollment and timing of clinical trials;
•

our ability to secure and maintain collaborations, licensing or other arrangements for the future development and/or commercialization of our product candidates, as well as the terms of those arrangements;

•	our ability to obtain, as well as the timeliness of obtaining, additional funding to develop our product candidates;
•	the results of clinical trials or marketing applications for product candidates that may compete with our product candidates;
•	competition from existing products or new products that may receive marketing approval;
•	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;
•	any delays in regulatory review and approval of our product candidates;
•	our ability to identify and develop additional product candidates;
•	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;
•	our ability, and the ability of third parties such as contract research organizations, or CROs, to adhere to clinical study and other regulatory requirements;
•	the ability of third-party manufacturers to manufacture our product candidates and key ingredients needed to conduct clinical trials and, if approved, successfully commercialize our products;
•	the costs to us, and our ability as well as the ability of any third-party collaborators, to obtain, maintain and protect our intellectual property rights;
•	costs related to and outcomes of any future intellectual property litigation;
•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively; and
•	our ability to build our finance infrastructure and, to the extent required, improve our accounting systems and controls.

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

We are an early-stage clinical development company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical studies and preparing for and undertaking clinical studies of our most advanced product candidate, tipifarnib. We have not yet demonstrated our ability to successfully complete any clinical trials, including those clinical trials in support of FDA approval, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Medicines, on average, take 10 to 15 years to be developed from the time they are discovered to the time they are available for treating patients. Consequently, any predictions you make about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our March 2015 private placement and November 2015 public offering, and other transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal and state taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

Our clinical-stage product candidate, tipifarnib, as well as our other pipeline assets are at an early stage of development and will require significant investment and regulatory approvals prior to commercialization. We currently have no product candidates beyond Phase 2 clinical trials. We commenced a Phase 2 clinical trial of tipifarnib in advanced solid tumors with the HRAS mutation in May 2015, commenced a Phase 2 clinical trial in PTCL in September 2015 and anticipate commencing a Phase 2 clinical trial in patients with lower risk MDS in the second quarter of 2016. Our development candidate in our ERK program, KO-947, is in IND-enabling pre-clinical development, and our other programs, including our menin-MLL program, are in earlier stages of discovery and development. Each of our product candidates will require additional clinical and preclinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. In addition, our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

We cannot be certain that clinical development of tipifarnib or any of our other product candidates will be successful or that we will obtain regulatory approval or be able to successfully commercialize any of our product candidates and generate revenue. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the clinical trial process may fail to demonstrate that our product candidates are safe and effective for their proposed uses. Any such failure could cause us to abandon further development of any one or more of our product candidates and may delay development of other product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Tipifarnib has been studied in more than 5,000 oncology patients and was generally well tolerated and exhibited a manageable side effect profile. However, there is no guarantee that unacceptable side effects will not be identified at the doses and schedules we are using or plan to use in our clinical trials of tipifarnib. In prior studies tipifarnib demonstrated anti-cancer activity in certain patient subsets. However the anti-cancer activity observed was not sufficient to support marketing approval by the FDA in the indication in which it was sought. Although we are designing our clinical trials to target the patient subsets who we believe are most likely to benefit from treatment with tipifarnib, there is no guarantee that our clinical trials will be successful. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenue.

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

Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates. We may find it difficult to enroll patients in our Phase 2 clinical trials for tipifarnib.

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. The patient population for our product candidates is not completely defined, but it is substantially smaller than other cancer indications, because we are looking for the same type of genetic alterations across different tumor types and the number of patients with these alterations may be small. For example, with respect to tipifarnib, we do not know how many patients will have the target HRAS mutations that tipifarnib is expected to inhibit. With regard to our Phase 2 clinical trial in PTCL, we anticipate enrollment will take longer than initially planned. There are a limited number of patients with PTCL, as well as a limited number of clinical centers that treat these patients, and there is substantial competition to recruit these patients to clinical trials.

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

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates, including:

•	unforeseen safety issues or adverse side effects;
•	failure of our companion diagnostics in identifying patients;
•	modifications to protocols of our clinical trials resulting from FDA or IRB decisions; and
•	ambiguous or negative interim results of our clinical trials, or results that are inconsistent with earlier results.

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

The risk of failure for all of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, the FDA issued a non-approval letter for tipifarnib in AML, in June 2005. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

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

•	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a clinical trial design that we are able to execute;
•	delay or failure in obtaining authorization to commence a clinical trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
•	delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective clinical trial sites;
•	inability, delay, or failure in identifying and maintaining a sufficient number of clinical trial sites, many of which may already be engaged in other clinical programs;
•	delay or failure in recruiting and enrolling suitable subjects to participate in a clinical trial;
•	delay or failure in having subjects complete a clinical trial or return for post-treatment follow-up;
•	clinical sites and investigators deviating from clinical trial protocol, failing to conduct the clinical trial in accordance with regulatory requirements, or dropping out of a clinical trial;
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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these clinical trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

In order to execute on our strategy of advancing the clinical development of our product candidates, we have designed our Phase 2 clinical trials of tipifarnib, and expect to design future clinical trials, to include patients whose tumors harbor the applicable genetic alterations that we believe contribute to particular cancer subsets. Our goal in doing this is to enroll patients who have the highest probability of responding to the drug, in order to show early and statistically significant evidence of clinical efficacy. If we are unable to include patients whose tumors harbor the applicable genetic alterations, or if our product fails to work as we expect, our ability to assess the therapeutic effect, seek participation in FDA expedited review and approval programs, including Breakthrough Therapy, Fast Track Designation, Priority Review and Accelerated Approval, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised, resulting in longer development times, larger clinical trials and a greater likelihood of not obtaining regulatory approval. In addition, because the natural history of different tumor types is variable, we will need to study our product candidates, including tipifarnib, in clinical trials specific for a given tumor type and this may result in increased time and cost. Even if our product candidate demonstrates efficacy in a particular tumor type, we cannot guarantee that any product candidate, including tipifarnib, will behave similarly in all tumor types, and we will be required to obtain separate regulatory approvals for each tumor type we intend a product candidate to treat. If any of our clinical trials are unsuccessful, our business will suffer.

Preclinical and clinical testing of tipifarnib that has been conducted to date may not have been performed in compliance with applicable regulatory standards, which could lead to increased costs or material delays for their further development.

We licensed the rights to develop our lead product candidate, tipifarnib, from Janssen in December 2014, and the development of tipifarnib prior to our license was conducted wholly by Janssen or any third parties with which it had contracted. As a result, we were not involved with nor did we have any control over any of those development activities. Because we had no input on Janssen’s development activities relating to tipifarnib, we may discover that all or certain elements of the clinical trials and studies it performed have not been in compliance with applicable regulatory standards or have otherwise been deficient, particularly relative to current requirements as development of tipifarnib began in the 1990’s. Any such deficiency in the prior development of tipifarnib may adversely affect our ability to obtain regulatory approval for tipifarnib.

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

Treatment discontinuation across the prior tipifarnib clinical studies has been in the range of approximately 20-25%. There is no guarantee that additional or more severe side effects will not be identified through further clinical studies. Rights to develop tipifarnib in certain non-oncology indications have been granted by Janssen to EB Pharma LLC, or EB Pharma, a subsidiary of Eiger BioPharmaceuticals. Janssen may grant rights to other non-oncology indications to other third parties.

Undesirable side effects may be identified in clinical trials that EB Pharma or any other third party may conduct in non-oncology indications, which may negatively impact the development, commercialization or potential value of tipifarnib. These or other drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Many compounds developed in the biopharmaceutical industry that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

In our Phase 2 trial of tipifarnib in advanced cancers with HRAS mutations, patients are being enrolled based on information from the clinical sites on the patients’ tumor HRAS mutation status. Typically this information is being obtained by the clinical sites from the NGS panels used by the site to characterize patients’ tumors. If the results of our Phase 2 clinical trials are positive, we plan to partner development and validation of a companion diagnostic test to aid in the selection of patients with HRAS mutant tumors in subsequent clinical trials of tipifarnib and to prepare and submit an IDE for use of the assay in the clinical trial. We expect that the companion diagnostic test will either be a qPCR-based assay or an NGS-based assay. The results of NGS panels being currently used at sites may not be accurate or consistent across sites, and our development of tipifarnib or a companion diagnostic may be delayed or complicated by a change in assay methodology.

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

As the composition of matter patents covering tipifarnib expire in 2016 in the United States and in countries in Europe, our commercial strategy for tipifarnib relies on obtaining patents covering methods of use of tipifarnib and on non-patent regulatory exclusivity. In the United States, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon FDA approval of an NDA for an NCE, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any Section 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that the FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. EB Pharma has licensed rights from Janssen to develop tipifarnib in certain indications outside of our exclusive field of oncology and Janssen may license rights to other non-oncology indications to other third parties. If EB Pharma or another third party obtains regulatory approval for tipifarnib in a non-oncology indication before we obtain regulatory approval in one of our oncology indications, the five year exclusivity period would commence on the date upon which EB Pharma or another third party obtains regulatory approval, and as a result, the period of regulatory exclusivity to which we may be entitled may be reduced or eliminated and the commercial prospects for tipifarnib would be harmed as a result.

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

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by FDA and other regulatory authorities. These requirements include, without limitation, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities, requirements regarding the distribution of samples to physicians, tracking and reporting of payments to physicians and other healthcare providers, and recordkeeping.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products and if we promote our products beyond their approved indications, we may be subject to enforcement action for off-label promotion. Violations of the FD&C Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

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

•	HIPAA imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•

HIPAA, as amended by the HITECH Act, and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information used and disclosed by covered entities and their business associates;

•

the federal Physician Payments Sunshine Act requires applicable manufacturers of certain drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments and other transfers of value to physicians and teaching hospitals, as well as certain manufacturers and group purchasing organizations to report annually ownership and investment interests held by physicians or their immediate family; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

For example, in March 2010, President Obama signed into law the ACA, a sweeping law intended to broaden access to health insurance, improve quality, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

Since its enactment there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, that due to subsequent legislative amendments, will stay in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations. Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

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

Risks Related to Our Dependence on Third Parties

We rely on third-party contractors and organizations to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We rely on third party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to support our pre-clinical development activities and conduct our clinical trials, including our Phase 2 clinical trials of tipifarnib. These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we are required to enter into alternative arrangements, our product development activities would be delayed.

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

Our reliance on these third parties to conduct our clinical trials will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial. Moreover, the FDA and other regulatory authorities require us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Additionally, we rely substantially on third-party data managers for our clinical trial data. There is no assurance that these third parties will not make errors in the design, management or retention of our data or data systems. There is no assurance that these third parties will pass FDA or other regulatory audits, which could delay or prevent regulatory approval.

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

We depend on third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often, but not always, follow CMS’s decisions regarding coverage and reimbursement. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. We or our collaborators may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Nonetheless, our product candidates may not be considered medically necessary or cost-effective.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to clinical trial participants or patients;
•	loss of revenue;
•	reduced resources of our management to pursue our business strategy; and
•	the inability to commercialize any products that we may develop.

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

Our patent rights may not protect our patent protected products and product candidates if competitors devise ways of making products that compete with us without legally infringing our patent rights. For example, our patent rights in tipifarnib are limited in ways that affect our ability to exclude third parties from competing against us. In particular, the patent term for the composition of matter patents covering the API of tipifarnib expire in 2016 in the United States, countries in Europe and other jurisdictions. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. Patent term extension may be available in the United States to account for regulatory delays in obtaining human marketing approval for tipifarnib; however, only one patent may be extended per marketed compound. Under our license agreement with Janssen, we and Janssen agree to cooperate in obtaining available patent term extensions. We and Janssen may not reach agreement and no patent term extension may be obtained. Additionally, the applicable authorities, including the U.S. PTO and the FDA, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to patents, or may grant more limited extensions than requested. If this occurs, our competitors who obtain the requisite regulatory approval can offer products with the same API as tipifarnib so long as the competitors do not infringe any method of use or formulations patents that we may hold. Competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, India and China do not allow patents for methods of treating the human body. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Even if our owned and licensed patents might provide such protection or competitive advantage, we may not have the resources to effectively enforce our rights under such patents, which can be expensive and time-consuming. Further, our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

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

Presently we have rights to intellectual property to develop tipifarnib in the field of oncology, including patents and patent applications we exclusively licensed from Janssen, as well as exclusive worldwide licenses for all therapeutic indications for certain compounds in our other programs, including in our menin-MLL program. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. Additionally, a companion diagnostic may require that we or a third-party collaborator developing the diagnostic acquire proprietary rights held by third parties, which may not be available. We may be unable to acquire or in-license any compositions, methods of use, or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

We are an early-stage clinical development company with a limited operating history, and, as of December 31, 2015, we had only 24 employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, Antonio Gualberto, M.D., Ph.D., our Chief Medical Officer, Yi Liu, Ph.D., our Chief Scientific Officer, and Pingda Ren, Ph.D., our Senior Vice President, Chemistry and Pharmaceutical Sciences, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Additionally, Dr. Wilson currently also serves as President and Chief Executive Officer of Avidity NanoMedicines, LLC. As a result, Dr. Wilson is not able to devote all of his business time and attention to our business. Conflicts may arise in the future if there are competing demands on Dr. Wilson’s time and attention and our business may be harmed as a result.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “KURA” since November 5, 2015. From September 16, 2015 through November 4, 2015, our common stock was quoted for trading on the OTC Markets—OTCQB tier, or OTCQB, in very limited volume under the symbol “KURO.” Prior to September 16, 2015, our common stock was not publicly-traded. The high and low price per share of our common stock as reported by NASDAQ during the period from November 5, 2015 until December 31, 2015, were $6.72 and $9.06, respectively. The high and low bid quotations per share of our common stock as reported by the OTCQB during the period from September 16, 2015 through November 4, 2015 were $25.00 and $10.00, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on the NASDAQ Global Select Market or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

The price of our common stock may be volatile and may be influenced by numerous factors, some of which are beyond our control.

The market for our common stock could fluctuate substantially due to a variety of factors, some of which may be beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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

The resale of shares covered by our effective shelf registration statement could adversely affect the market price of our common stock in the public market, should one develop, which result would in turn negatively affect our ability to raise additional equity capital.

The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. We filed a registration statement with the SEC, which was declared effective on July 21, 2015, to register the resale of 14,279,820 shares of our common stock, which represents substantially all of the shares of our common stock issued in connection with the Merger. The shelf registration statement permits the resale of these shares at any time, subject to applicable lock-up restrictions. The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, we expect that, because there are a large number of shares registered pursuant to the shelf registration statement, the selling stockholders named in such registration statement will continue to offer shares covered by the shelf registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the shelf registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

A significant portion of our total outstanding shares of common stock is restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur in the future. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Our directors, executive officers and certain stockholders who own an aggregate of approximately 5,533,727 shares of our common stock are subject to a lock-up agreement with us contained in the Registration Rights Agreement and/or a separate lock-up agreement with the underwriters pursuant to which these persons have agreed, subject to specified exceptions, not to sell, transfer, dispose of, contract to sell, sell any option or contract to purchase, or otherwise transfer or dispose of, directly or indirectly, without the written consent of the underwriters, any shares of our common stock or any securities convertible into or exercisable or exchangeable for shares of our common stock for a period of 180 days after the date of the final prospectus for our November 2015 public offering. Once these lock-up provisions expire, these shares, which are registered on our shelf registration statement that was declared effective on July 21, 2015, can be freely sold in the public market, which could cause the market price of our common stock to drop significantly.

At any time when our shelf registration statement may not be available, the liquidity and price of our common stock could significantly decline and it may be difficult for you to sell your shares, if at all.

Although we filed a registration statement with the SEC, which was declared effective on July 21, 2015, to register the resale of 14,279,820 shares of our common stock, which represents substantially all of the shares of our common stock issued in connection with the Merger, and the shelf registration statement permits the resale of these shares at any time, subject to applicable lock-up restrictions, such registration may not be available at all times. We are not currently eligible to register the resale of our common stock included in our shelf registration statement on Form S-3, and, therefore, have registered the resale of these securities on Form S-1. As a result, under certain circumstances, we must update the registration statement for the resale of such shares of our common stock by filing post-effective amendments to the registration statement that will not be effective until each is declared effective by the SEC. Between the time it is determined that the registration statement must be updated by a post-effective amendment and the time the SEC declares the applicable post-effective amendment effective, the registration statement will not be available for use and the price of our common stock could decline during that time. The SEC has broad discretion to determine whether any registration statement (including any post-effective amendment) will be declared effective and may delay or deny the effectiveness of any registration statement or post-effective amendment filed by us for a variety of reasons. Therefore, at any time when our shelf registration statement may not be available, the liquidity and price of our common stock could significantly decline and it may be difficult for you to sell your shares, if at all.

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

We are required to comply with certain aspects of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We are an emerging growth company and a smaller reporting company, which will allow us to take advantage of certain reduced disclosure obligations as a public reporting company that may make our common stock less attractive to investors.

We are an “emerging growth company” under the JOBS Act and a “smaller reporting company” as defined in applicable rules under the Exchange Act. As an emerging growth company and a smaller reporting company, we are eligible to take advantage of certain extended accounting standards and exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for those classifications. For instance, we are exempt from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and financial statements, commonly known as an “auditor discussion and analysis”; we are not required to hold a nonbinding advisory stockholder vote on executive compensation or any golden parachute payments not previously approved by stockholders; we are not required to comply with the requirement of auditor attestation of management’s assessment of internal control over financial reporting, which is required for some other public reporting companies by Section 404 of the Sarbanes-Oxley Act; we are eligible for reduced disclosure obligations regarding executive compensation in our periodic and annual reports; and we are eligible for reduced financial statement disclosure in any registration statements under the Securities Act or reports under the Exchange Act that we may file. For as long as we continue to be an emerging growth company and/or a smaller reporting company, which we anticipate will be for the foreseeable future, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications. As a result, our publicly available disclosure may not be as robust or comprehensive as that of other public reporting companies that do not qualify for those classifications.

Management and our board of directors beneficially own a significant amount of our outstanding equity securities and will be able to exert substantial control over us.

Our executive officers and directors beneficially own a significant percentage of our outstanding equity securities. Accordingly, if they act as a group, our executive officers and directors will be able to significantly influence all business decisions, including with respect to such matters as amendments to our charter, other fundamental corporate transactions such as mergers, asset sales and the sale of us, and otherwise will be able to significantly influence our business and affairs.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of December 31, 2015, we had 478,272 shares of common stock reserved for future issuance under our 2014 Plan and options to purchase up to an aggregate of 574,312 shares of common stock outstanding. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1 of each year by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2016, the initial automatic increase pursuant to the 2014 Plan occurred, resulting in 854,822 additional shares available for future grant under the 2014 Plan. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of December 31, 2015, we had 25,000 shares of common stock reserved for future issuance under our ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2016, the initial automatic increase pursuant to the ESPP occurred, resulting in 213,705 additional shares available for future grant under the ESPP. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We occupy approximately 1,560 rentable square feet of office space in La Jolla, California under a sublease that expires in August 2016. We plan to extend the term of our sublease. We also occupy approximately 3,766 square feet of office space in Cambridge, Massachusetts under a lease that expires in August 2020. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3.	Legal Proceedings.

We are not currently a party to, nor is our property the subject of, any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

From September 16, 2015 through November 4, 2015, our common stock was quoted on the OTCQB under the symbol “KURO.” Since November 5, 2015, our common stock has been listed on the NASDAQ Global Select Market under the symbol “KURA” and ceased being quoted on the OTCQB. The high and low bid quotations per share of our common stock as reported by the OTCQB and the high and low sales prices per share of our common stock as reported by NASDAQ for the applicable periods when our common stock was quoted on the OTCQB or listed on the NASDAQ Global Select Market, as applicable, since our common stock commenced public trading are set forth below:

	High	Low
Year Ended December 31, 2015*
September 16, 2015 – September 30, 2015	$15.00	$14.00
October 1, 2015 – December 31, 2015	$25.00	$6.72

*There was no market for our common stock prior to September 16, 2015.

Holders of Record

As of March 11, 2016, there were approximately 344 holders of record of our common stock, which does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

Dividend Policy

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Use of Proceeds

On November 4, 2015, the SEC declared effective the registration statement on Form S-1 (File No. 333-207534) for our public offering of our common stock. Pursuant to the registration statement, we registered the offer and sale of up to $69.0 million of shares of our common stock. On November 10, 2015, we sold 6,250,000 shares of our common stock at a public offering price of $8.00 per share and on November 13, 2015, we sold 633,467 shares of our common stock at a public offering price of $8.00 per share pursuant to the partial exercise of the underwriters’ option to purchase additional shares for an aggregate gross offering price of approximately $55.1 million. The offering has terminated and consequently we may not sell under that registration statement the remaining approximately $13.9 million of shares of common stock. Citigroup Global Markets Inc. and Leerink Partners LLC acted as joint book-running managers for the offering and JMP Securities LLC and Oppenheimer & Co. Inc. acted as co-lead managers for the offering. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $50.3 million. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to our directors or their associates or to persons owning 10 percent or more of our common stock or to any of our affiliates.

We currently expect to use the net proceeds from the public offering (i) to fund the completion of our (a) two ongoing clinical trials and the initiation of a third Phase 2 for our lead product candidate, tipifarnib; (b) ongoing ERK inhibitor program; and (c) companion diagnostic program for tipifarnib, (ii) to fund research for other product candidates and (iii) for working capital and other general corporate purposes. As of December 31, 2015, we have used approximately $2.7 million of the net proceeds from the public offering. Pending their use, we have invested the net proceeds from the public offering in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or guaranteed obligations of the U.S. government.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Kura Oncology, Inc. and Prior Kura should be read in conjunction with the financial statements and the notes to those statements appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, assumptions and uncertainties. Important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis include, but are not limited to, those set forth in “Item 1A. Risk Factors” in this Annual Report. All forward-looking statements included in this Annual Report are based on information available to us as of the time we file this Annual Report and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements.

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

Advancements in cancer genetics and new molecular diagnostic tools are helping define why some patients respond to a particular therapy while other patients receive little to no clinical benefit. This new era in cancer drug discovery and development offers the potential for innovative treatments that are safer and more effective for patients with particular cancers. We aim to improve patient outcomes and contribute to the reduction in healthcare costs by matching targeted therapeutics to the patients who will derive the most benefit. We are developing drugs designed to inhibit the mutated or abnormally functioning cellular pathways that drive cancer growth and intend to pair them with molecular diagnostics to identify those patients with tumors most likely to respond to treatment.

We are developing our lead product candidate, tipifarnib, a farnesyl transferase inhibitor, in both solid tumors and blood cancers based on previously generated clinical data, preclinical data as well as our identification of potential molecular biomarkers. We in-licensed tipifarnib from Janssen, a foreign entity headquartered in Belgium and an affiliate of Johnson & Johnson, in December 2014. We initiated a Phase 2 clinical trial of tipifarnib in patients who have solid tumors with HRAS mutations in May 2015, and a Phase 2 clinical trial in patients with PTCL in September 2015. We plan to initiate a Phase 2 clinical trial in patients with lower risk MDS in the second quarter of 2016. Tipifarnib is also currently being evaluated in an investigator sponsored Phase 2 clinical trial in patients with advanced, previously treated urothelial carcinomas that carry HRAS mutations.

Our pipeline also includes two preclinical programs. We are advancing KO-947, a small molecule inhibitor of ERK as a potential treatment for patients with tumors that have mutations in or other dysregulation of the MAPK signaling pathway, including pancreatic cancer, colorectal cancer, NSCLC and melanoma. We anticipate submitting an IND for KO-947 to the FDA in the second quarter of 2016 and commencing a Phase 1 clinical trial in the second half of 2016. We are also developing orally available, small molecule inhibitors of the menin-MLL fusion protein interaction, which are currently in lead optimization as a potential treatment for patients with acute leukemias involving translocations or partial tandem duplications of the MLL gene. Our goal is to nominate a development candidate for our menin-MLL program in the second half of 2016.

Our accumulated deficit was $26.3 million as of December 31, 2015. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the clinical development of, and seek regulatory approval for, our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to raise additional capital for the further development of our existing product candidates and we may also need to raise additional funds sooner than expected to pursue other development activities related to our other pipeline programs. As of December 31, 2015, we had cash, cash equivalents and short-term investments of $85.7 million. We may seek to obtain additional financing in the future through the issuance of our common stock, through other equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Recent Developments

Private Placement

Immediately prior to the Merger, on March 6, 2015, Prior Kura sold to accredited investors 9,485,566 shares of its common stock at a price of $6.32 per share for net proceeds of approximately $55.8 million, which included approximately $7.5 million in principal and $0.1 million in accrued interest from the conversion of the then convertible promissory notes. The share and per share numbers have been retrospectively adjusted to reflect the one for 0.5 shares of common stock exchanged in the Merger.

Reverse Merger

On March 6, 2015, Zeta, Merger Sub and Prior Kura completed the Merger. At the effective time of the Merger, or the Effective Time, each share of Prior Kura common stock that was issued and outstanding immediately prior to the Effective Time was automatically exchanged for 0.5 shares of our common stock. We issued an aggregate of 14,508,177 shares of our common stock upon such exchange of the outstanding shares of Prior Kura. In addition, at the Effective Time, we assumed Prior Kura’s 2014 Equity Incentive Plan that was in existence immediately prior to the Effective Time and concurrently approved the amendment and restatement of the Prior Kura 2014 Equity Incentive Plan pursuant to our 2014 Plan, which became effective in April 2015. As of the Effective Time, there were no outstanding options to purchase shares of Prior Kura common stock under the Prior Kura 2014 Equity Incentive Plan.

Immediately following the Effective Time, pursuant to the terms of the Redemption Agreement dated March 6, 2015, by and among Zeta and its pre-Merger stockholders, we completed the closing of a redemption of 5,000,000 shares of Zeta’s common stock from its then-current stockholders in consideration of $70,000, plus $30,000 in professional costs related to the transaction. The 5,000,000 shares constituted all of the issued and outstanding shares of its capital stock, on a fully-diluted basis, immediately prior to the Merger.

The Merger was accounted for as a reverse merger and a capital transaction. Prior Kura is the acquirer for accounting purposes and Zeta is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of Prior Kura and are recorded at Prior Kura’s historical cost basis.

Public Offering

In November 2015, we completed a public offering in which we sold an aggregate of 6,883,467 shares of common stock at a price of $8.00 per share. The net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $50.3 million.

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of salaries, benefits and other personnel costs, preclinical and clinical trial costs, manufacturing costs for non-commercial products and research and development facilities costs. All such costs are charged to research and development expense as incurred when these expenditures have no alternative future uses. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses (in other research and development projects or otherwise) and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of December 31, 2015, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

As of December 31, 2015, we had incurred an aggregate of approximately $20.4 million in research and development expenses related to the in-licensing and development of our product candidates and pipeline programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in the continued development of our product candidates and our other pipeline programs. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. Our future research and development expenses will depend on the preclinical and clinical success of each product candidate that we develop, as well as ongoing assessments of the commercial potential of such product candidates. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Completion of clinical trials may take several years or more, and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	per patient clinical trial costs;
•	the number of clinical trials required for approval;
•	the number of sites included in the clinical trials;
•	the length of time required to enroll suitable patients;
•	the number of doses that patients receive;
•	the number of patients that participate in the clinical trials;
•	the drop-out or discontinuation rates of patients;
•	the duration of patient follow-up;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the number and complexity of analyses and tests performed during the clinical trial;
•	the phase of development of the product candidate; and
•	the efficacy and safety profile of the product candidate.

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

Other Income (Expense)

Other income (expense) consists primarily of management fee income, interest income and non-cash interest expense. Management fee income is earned in accordance with the management services agreement with our affiliated company Araxes. Interest expense consists of interest accrued on convertible notes.

Results of Operations

Prior Kura (the accounting acquirer) was incorporated on August 22, 2014; therefore, there were minimal operations for the period from August 22, 2014 (Inception) to December 31, 2014.

Comparison of Fiscal Year Ended December 31, 2015 and Period from August 22, 2014 (Inception) to December 31, 2014

The following table sets forth our results of operations for the year ended December 31, 2015 and the period from August 22, 2015 (Inception) to December 31, 2014:

		Period From
		August 22, 2014
	Year Ended	(Inception) to
	December 31, 2015	December 31, 2014
	(In thousands)
Research and development expenses	$17,777	$2,652
General and administrative expenses	6,088	1,282
Other income, net	1,240	263

Research and Development Expenses. Research and development expenses were $17.8 million and $2.7 million for the year ended December 31, 2015 and the period from August 22, 2014 (Inception) to December 31, 2014, respectively. Research and development expenses for the year ended December 31, 2015 primarily comprised of $8.4 million in outsourced research contracts, $3.2 million in personnel costs, $2.1 million in clinical development related expenses, $1.9 million in share-based compensation expense and $0.9 million in sponsored research expense. Research and development expenses for the period from August 22, 2014 (Inception) to December 31, 2014 primarily comprised of $1.8 million in license fees related to the acquisition of in-process research and development, $0.4 million in personnel costs and $0.2 million in share-based compensation expense. We expect to incur substantial research and development expenses in future periods as we continue clinical development activities for our tipifarnib product candidate, plan for the IND submission for KO-947 and further research and development of our other programs.

General and Administrative Expenses. General and administrative expenses were $6.1 million and $1.3 million for the year ended December 31, 2015 and the period from August 22, 2014 (Inception) to December 31, 2014, respectively. General and administrative expenses for the year ended December 31, 2015 primarily comprised of $2.8 million in personnel costs, $1.8 million in legal and other professional fees, $0.7 million in corporate insurance and expenses and $0.3 million in share-based compensation expense. General and administrative expenses for the period from August 22, 2014 (Inception) to December 31, 2014 primarily comprised of $0.6 million in legal and other professional fees and $0.3 million in personnel costs. We expect that our general and administrative expenses will increase substantially in future periods as we expand our operating activities associated with being a public company.

Other income, net. Other income, net is primarily comprised of related party management fee income of $1.2 million and $0.3 million for the year ended December 31, 2015 and the period from August 22, 2014 (Inception) to December 31, 2014, respectively. Under a management services agreement with our affiliate, Araxes, we receive a fixed monthly fee of $100,000 for management services. The initial term of the agreement expired on December 31, 2015 but automatically renews, pursuant to its terms, for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-current renewal term.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through sales of our common stock and convertible notes. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. We have incurred operating losses since inception and negative cash flows from operating activities. As of December 31, 2015, we had an accumulated deficit of $26.3 million. We expect to continue to incur operating losses for the foreseeable future as we continue the development and potential commercialization of our product candidates.

As of December 31, 2015, we had cash, cash equivalents and short-term investments of $85.7 million. While we believe that our existing cash resources will be sufficient to fund our cash requirements for the next twelve months, we will require significant additional financing in the future to continue to fund our operations. We may seek to obtain additional financing in the future through equity or debt financings or through collaborations or partnerships with other companies. If we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially adversely affected.

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

The following table provides a summary of our net cash flow activities for the year ended December 31, 2015 and the period from August 22, 2014 (Inception) to December 31, 2014:

		Period From
		August 22, 2014
	Year Ended	(Inception) to
	December 31, 2015	December 31, 2014
	(In thousands)
Net cash used in operating activities	$(17,925)	$(849)
Net cash used in investing activities	(70,626)	(28)
Net cash provided by financing activities	102,870	2,001

Net cash used in operating activities was $17.9 million and $0.8 million for the year ended December 31, 2015 and period from August 22, 2014 (Inception) to December 31, 2014, respectively. The increase in net cash used in operating activities was primarily due to a $19.0 million higher net loss for the year ended December 31, 2015 compared to the prior period, partially offset by an increase in share-based compensation expenses of $2.0 million.

Net cash used in investing activities was $70.6 million and $28,000 for the year ended December 31, 2015 and period from August 22, 2014 (Inception) to December 31, 2014, respectively. The net cash used in investing activities for the year ended December 31, 2015 primarily consisted of purchases of marketable securities.

Net cash provided by financing activities was $102.9 million and $2.0 million for the year ended December 31, 2015 and period from August 22, 2014 (Inception) to December 31, 2014, respectively. Net cash provided by financing activities for the year ended December 31, 2015 includes an aggregate of approximately $97.9 million in net proceeds from the sale of common stock in our March 2015 private placement and our November 2015 public offering and $5.0 million in proceeds from the issuance of convertible notes. Net cash provided by financing activities for the period from August 22, 2014 (Inception) to December 31, 2014 primarily resulted from net proceeds from the issuance of a convertible promissory note to Araxes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Management Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements required estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to Financial Statements of this Annual Report, we believe the following accounting policies are critical to the judgments and estimates used in the preparation of our financial statements.

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

Clinical Trial Costs and Accruals

We accrue clinical trial costs based on work performed. In determining the amount to accrue, we rely on estimates of total costs incurred based on enrollment, the completion of clinical trials and other events. We follow this method because we believe reasonably dependable estimates of the costs applicable to various stages of a clinical trial can be made. However, the actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending on a number of factors. Differences between the actual clinical trial costs and the estimated clinical trial costs that we have accrued in any prior period are recognized in the subsequent period in which the actual costs become known. Historically, our estimated accrued expenses have approximated actual expense incurred; however, material differences could occur in the future.

Share-Based Payments

We account for share-based compensation expense related to stock options granted to employees, members of our board of directors, and non-employee consultants by estimating the fair value of each stock option on the date of grant using the Black-Scholes options-pricing model. The Black-Scholes model requires the use of subjective assumptions, including fair value of the underlying common stock, volatility, expected term, risk free interest rate, and the expected dividend yield. The fair value of awards expected to vest are recognized and amortized on a straight line basis over the requisite service period of the award less estimated forfeitures. In accordance with authoritative guidance, the fair value of non-employee share-based awards is remeasured as the awards vest, and the resulting change in value, if any, is recognized as expense during the period the related services are rendered.

Recently Adopted Accounting Pronouncements

See “Note 3-Recent Accounting Pronouncements” in the Notes to Financial Statements of this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required pursuant to this item are included in Item 15 of this Annual Report and are presented beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the JOBS Act for emerging growth companies.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors” and “Executive Officers” in our definitive proxy statement for our 2016 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015, and is incorporated herein by reference.

We have adopted a written code of ethics for directors, officers (including our principal executive officer and our principal financial and accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at www.kuraoncology.com under the Corporate Governance section of our Investors page. We will promptly disclose on our website (i) the nature of any amendment to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver.

Item 11.	Executive Compensation.

The information required by this item will be set forth in the sections headed “Executive Compensation” and “Non-Employee Director Compensation” in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K will be set forth in the section headed “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the sections headed “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be set forth in the section headed “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
1.	Financial Statements. We have filed the following documents as part of this Annual Report:

2.	Financial Statement Schedules.

There are no financial statement schedules provided because the information called for is either not required or is shown either in the financial statements or the notes thereto.

3.	Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Annual Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kura Oncology, Inc.

Date: March 17, 2016	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Troy E. Wilson, Ph.D., J.D. and Heidi Henson, and each of them, as his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Troy E. Wilson, Ph.D., J.D.	President, Chief Executive Officer and Chairman of the Board of Directors	March 17, 2016
Troy E. Wilson, Ph.D., J.D.	(Principal Executive Officer)

/s/ Heidi Henson	Chief Financial Officer and Secretary	March 17, 2016
Heidi Henson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Faheem Hasnain	Director	March 17, 2016
Faheem Hasnain

/s/ Robert E. Hoffman	Director	March 17, 2016
Robert E. Hoffman

/s/ Thomas Malley	Director	March 17, 2016
Thomas Malley

KURA ONCOLOGY, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2015 and 2014	F-3

Statements of Operations and Comprehensive Loss for the Year Ended December 31, 2015 and the Period from August 22, 2014 (Inception) to December 31, 2014	F-4

Statements of Stockholders’ Equity (Deficit) for the Year Ended December 31, 2015 and the Period from August 22, 2014 (Inception) to December 31, 2014	F-5

Statements of Cash Flows for the Year Ended December 31, 2015 and the Period from August 22, 2014 (Inception) to December 31, 2014	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kura Oncology, Inc.

We have audited the accompanying balance sheets of Kura Oncology, Inc. as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2015 and the period from August 22, 2014 (Inception) to December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kura Oncology, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and the period from August 22, 2014 (Inception) to December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

March 17, 2016

KURA ONCOLOGY, INC.

BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$15,443	$1,124
Short-term investments	70,303	—
Accounts receivable, related party	430	30
Prepaid expenses and other current assets	693	42
Total current assets	86,869	1,196
Property and equipment, net	71	27
Other long-term assets	314	150
Other long-term assets, related party	5	5
Total assets	$87,259	$1,378

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$4,118	$846
Accounts payable and accrued expenses, related party	937	134
Convertible notes payable, related party, current	—	2,036
Total current liabilities	5,055	3,016
Convertible notes payable, related party	—	493
Other long-term liabilities	101	1,295
Other long-term liabilities, related party	—	7
Total liabilities	5,156	4,811
Commitments and contingencies (Note 10)
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 and 100,000 shares authorized; 21,371 and 4,944 shares issued; and 18,138 and 411 shares outstanding, excluding 3,233 and 4,533 shares subject to repurchase as of December 31, 2015 and December 31, 2014, respectively	2	—
Additional paid-in capital	108,484	238
Accumulated comprehensive loss	(87)	—
Accumulated deficit	(26,296)	(3,671)
Total stockholders' equity (deficit)	82,103	(3,433)
Total liabilities and stockholders' equity (deficit)	$87,259	$1,378

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

		Period From
		August 22, 2014
	Year Ended	(Inception) to
	December 31, 2015	December 31, 2014
Operating Expenses:
Research and development	$13,905	$2,028
Research and development, related party	3,872	624
General and administrative	6,019	1,262
General and administrative, related party	69	20
Total operating expenses	23,865	3,934
Other Income (Expense):
Management fee income, related party	1,200	300
Interest income	128	—
Interest expense	(42)	(37)
Interest expense, related party	(46)	—
Total other income	1,240	263
Net loss	$(22,625)	$(3,671)
Net loss per share, basic and diluted	$(2.28)	$(25.98)
Weighted-average number of shares used in computing net loss per share, basic and diluted	9,933	141

Comprehensive Loss:
Net loss	$(22,625)	$(3,671)
Unrealized loss on marketable securities	(87)	—
Comprehensive loss	$(22,712)	$(3,671)

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Stock		Additional Paid-In	Unrealized	Accumulated	Total Stockholders'
	Shares	Par Value	Capital	Loss	Deficit	Equity (Deficit)
Balance at August 22, 2014 (Inception)	—	$—	$—	$—	$—	$—
Share-based compensation expense	—	—	237	—	—	237
Restricted stock awards vested	411	—	1	—	—	1
Net loss	—	—	—	—	(3,671)	(3,671)
Balance at December 31, 2014	411	—	238	—	(3,671)	(3,433)
Issuance of common stock, net of offering costs	15,164	2	97,868	—	—	97,870
Issuance of common stock for license fee	79	—	500	—	—	500
Conversion of notes payable and accrued interest	1,205	—	7,615	—	—	7,615
Restricted stock awards vested	1,279	—	4	—	—	4
Share-based compensation expense	—	—	2,259	—	—	2,259
Unrealized loss on marketable securities	—	—	—	(87)	—	(87)
Net loss	—	—	—	—	(22,625)	(22,625)
Balance at December 31, 2015	18,138	$2	$108,484	$(87)	$(26,296)	$82,103

See accompanying notes to financial statements

KURA ONCOLOGY, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

		Period From
		August 22, 2014
	Year Ended	(Inception) to
	December 31, 2015	December 31, 2014
Operating Activities
Net loss	$(22,625)	$(3,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,259	237
Non-cash license fee expense	500	500
Change in value of derivative liability	268	—
Non-cash accrued interest expense	37	—
Non-cash accrued interest expense, related party	42	—
Depreciation expense	20	1
Amortization of discount on marketable securities	171	—
Changes in operating assets and liabilities:
Accounts receivable, related party	(400)	(30)
Prepaid expenses and other current assets	(650)	(42)
Other long-term assets	(164)	(150)
Other long-term assets, related party	—	(5)
Accounts payable and accrued expenses	2,812	833
Accounts payable and accrued expenses, related party	803	135
Accrued interest, related party	—	36
Other long-term liabilities	(998)	1,307
Net cash used in operating activities	(17,925)	(849)
Investing Activities
Purchases of marketable securities	(76,562)	—
Maturities of marketable securities	6,000	—
Purchases of property and equipment	(64)	(28)
Net cash used in investing activities	(70,626)	(28)
Financing Activities
Proceeds from issuance of common stock, net	97,870	—
Proceeds from issuance of convertible notes	4,290	—
Proceeds from issuance of convertible notes, related party	710	2,000
Proceeds from issuance of restricted stock awards	—	1
Net cash provided by financing activities	102,870	2,001
Net increase in cash and cash equivalents	14,319	1,124
Cash and cash equivalents at beginning of period	1,124	—
Cash and cash equivalents at end of period	$15,443	$1,124
Supplemental disclosure of non-cash financing activities:
Conversion of convertible notes and related accrued interest to common stock	$4,327	$—
Conversion of convertible notes and related accrued interest to common stock, related party	$3,288	$—

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

Notes to Financial Statements

1. Organization and Basis of Presentation

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

References in these Notes to Financial Statements to the “Company” or “we”, “our” or “us”, refer to Kura Oncology, Inc., or Prior Kura, a private Delaware corporation incorporated in the State of Delaware in August 2014, for the periods prior to the Merger (as defined below) which took place on March 6, 2015, and Kura Oncology, Inc., a Delaware corporation incorporated in November 2007 and formerly known as Zeta Acquisition Corp. III, or Zeta, a public shell company, for the periods following the Merger.

Effective March 6, 2015, or the Effective Time, we completed a reverse merger, or the Merger, with a wholly owned subsidiary of Zeta, leaving Prior Kura as the surviving entity. On March 31, 2015, the surviving entity merged with and into us. Zeta was formed in November 2007 with no specific business plan or purpose. As a result of the Merger and related transactions, Zeta changed its name to “Kura Oncology, Inc.” and began operating Prior Kura’s business.

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

The Merger was accounted for as a reverse merger and a capital transaction. Prior Kura is the acquirer for accounting purposes and Zeta is the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of Prior Kura and are recorded at Prior Kura’s historical cost basis. Prior Kura was incorporated in August 2014; therefore, there were no operations in the periods prior to August 2014. The financial statements after completion of the Merger include our assets, liabilities and operations. The historical equity accounts and awards of Prior Kura, including par value per share, share and per share numbers, have been retrospectively adjusted to reflect the one for 0.5 shares common stock exchange, the par value of $0.0001 and the number of shares received in the Merger.

Immediately prior to the Merger, on March 6, 2015, Prior Kura sold to investors 9,485,566 shares of its common stock at a price of $6.32 per share, or Private Placement, for net proceeds of approximately $55.8 million, which included approximately $7.5 million in principal and $115,000 in accrued interest from the conversion of the then outstanding convertible promissory notes.

In November 2015, we completed a public offering in which we sold an aggregate of 6,883,467 shares of common stock at a price of $8.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $50.3 million.

2. Summary of Significant Accounting Policies

Use of Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Reported amounts and note disclosures reflect the overall economic conditions that are most likely to occur and anticipated measures management intends to take. Actual results could differ materially from those estimates. All revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. We operate in a single industry segment which is the discovery and development of personalized therapeutics for the treatment of solid tumors and blood cancers. Our chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments. Cash and cash equivalents consist primarily of cash in readily available checking and money market accounts.

Short-Term Investments

Short-term investments are marketable securities with maturities greater than three months from date of purchase that are specifically identified to fund current operations. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. The cost of short-term investments is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in interest income. Dividend and interest income is recognized as interest income on the statements of operations and comprehensive loss when earned. Short-term investments are classified as available-for-sale securities and carried at fair value with unrealized gains and losses recorded in other comprehensive loss and included as a separate component of stockholders' equity (deficit). Realized gains and losses from the sale of available-for-sale securities and declines in value judged to be other than temporary on short-term investments, if any, are determined on a specific identification basis and are reclassified out of comprehensive loss and included in interest income on the statements of operations and comprehensive loss.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We have established guidelines to limit our exposure to credit risk by placing investments with high credit quality financial institutions, diversifying our investment portfolio and placing investments with maturities that maintain safety and liquidity.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets which is three years for each asset class.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. While our current and historical operating losses and negative cash flows are indicators of impairment, we believe that future cash flows to be received support the carrying value of our long-lived assets and, accordingly, have not recognized any impairment losses through December 31, 2015.

Research and Development Expenses

Research and development expenses consist of salaries, benefits, and other personnel costs, preclinical and clinical trial costs, manufacturing costs for non-commercial products, and research and development facilities costs. All such costs are charged to research and development expense as incurred when these expenditures have no alternative future uses. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values are expensed as research and development costs at the time such costs are incurred. As of December 31, 2015, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

Clinical Trial Costs and Accruals

A significant portion of our clinical trial costs relate to contracts with contract research organizations, or CROs. The financial terms of our CRO contracts may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate clinical trial expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. As part of the process of preparing our financial statements, we rely on cost information provided by our CROs (concerning monthly expenses as well as reimbursement for pass through costs). We are also required to estimate certain of our expenses resulting from our obligations under our CRO contracts. Accordingly, our clinical trial accrual is dependent upon the timely and accurate reporting of CROs and other third-party vendors. If the contracted amounts are modified (for instance, as a result of changes in the clinical trial protocol or scope of work to be performed), we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. Historically, we have had no material changes in clinical trial expense that had a material impact on our results of operations or financial position.

Patent Costs

We expense all costs as incurred in connection with patent applications, including direct application fees, and the legal and consulting expenses related to making such applications, and such costs are included in general and administrative expenses on the statements of operations and comprehensive loss.

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

Income Taxes

Income taxes have been accounted for using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if, based upon the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For uncertain tax positions that meet “a more likely than not” threshold, we recognize the benefit of uncertain tax positions in the financial statements.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during the period from transactions and other events and non-owner sources. For the periods presented, accumulated other comprehensive loss consists solely of unrealized losses on marketable securities.

Net Loss per Share

We calculated basic net loss per common share by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of unvested restricted stock awards and outstanding stock options under our equity plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the antidilutive effect of the securities. Because of our net loss, unvested stock awards representing an aggregate of 3,232,350 and 4,532,874 shares of common stock and options to purchase an aggregate of 574,312 and zero shares of common stock are excluded from the calculation of diluted net loss per common share as of December 31, 2015 and 2014, respectively, due to the anti-dilutive effect of the securities.

3. Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as noncurrent on the balance sheet. This pronouncement is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We have adopted this standard prospectively as of December 31, 2015, and no adjustments were made to prior periods.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the existing accounting standards for accounting for leases. The amendments are to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheets and disclosure of key information about leasing arrangements. This pronouncement is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We are currently evaluating the impact these amendments will have on our financial statements and whether we will adopt the guidance early.

4. Short-Term Investments

The following table summarizes, by major security type, our short-term investments that are measured at fair value on a recurring basis as of December 31, 2015, in thousands:

		As of December 31, 2015
	Maturities	Amortized Cost	Unrealized Losses	Fair Value
Corporate debt securities	2 or less	$22,758	$(48)	$22,710
Commercial paper	1 or less	18,367	—	18,367
U.S. Treasury securities	2 or less	16,007	(18)	15,989
Government sponsored entities	2 or less	13,258	(21)	13,237
Total short-term investments		$70,390	$(87)	$70,303

The available-for-sale investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of December 31, 2015, $57.6 million of our investments had maturities less than one year and $12.7 million had maturities between one to two years. There were $6.0 million of available-for-sale securities that matured during the year ended December 31, 2015. There were no unrealized gains or realized gains or losses for the year ended December 31, 2015. As of December 31, 2015, $51.9 million of our marketable securities were in gross unrealized loss positions, all of which had been in such position for less than twelve months. We reviewed our marketable securities as of December 31, 2015 and determined that the unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that all securities have been in an unrealized loss position for less than twelve months. In addition, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis. As such, we did not recognize any such impairment in our financial statements as of December 31, 2015. As of December 31, 2014, we did not have any cash equivalents or short-term investments.

5. Fair Value Measurements

Investment Securities

As of December 31, 2015, we had cash equivalents and short-term investments measured at fair value on a recurring basis. The carrying amounts of our financial instruments, which include cash equivalents, prepaid expenses, accounts payable, accrued expenses and all related party amounts approximate their fair values as of December 31, 2015, primarily due to their short-term nature. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of December 31, 2014, we did not have any cash equivalents or short-term investments measured at fair value on a recurring basis.

Available-for-sale marketable securities consist of U.S. Treasury securities, which were measured at fair value using Level 1 inputs, and corporate debt securities, commercial paper and government sponsored entities, which were measured at fair value using Level 2 inputs. We determine the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. We validate the fair values of Level 2 financial instruments by comparing these fair values to a third-party pricing source. No transfers between levels have occurred during the periods presented.

The following table summarizes, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as of December 31, 2015, in thousands:

	As of December 31, 2015
	Balance	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$12,984	$12,984	$—	$—

Short-term investments:
Corporate debt securities	22,710	—	22,710	—
Commercial paper	18,367	—	18,367	—
U.S. Treasury securities	15,989	15,989	—	—
Government sponsored entities	13,237	—	13,237	—
Total short-term investments	70,303	15,989	54,314	—
Total	$83,287	$28,973	$54,314	$—

Derivative Liability

Our license agreement with The Regents of the University of California San Francisco, or UCSF, which was amended in April 2015, provides for an indexed milestone payment upon the occurrence of a qualified financing and a subsequent initial public offering or a change of control event, or Indexed Milestone Event, as defined in the agreement. The indexed milestone was determined to qualify as an embedded derivative liability requiring an estimate of fair value. Prior to the completion of the Indexed Milestone Event, we estimated the fair value of our derivative liability at the time of issuance and subsequent remeasurement at each reporting date using a probability model that considered the probability of achieving the events that would trigger such liability and the estimated time period the liability would be outstanding.

Upon completion of the qualified financing event in March 2015 and the public offering completed in November 2015, the indexed milestone payment was determined to be $464,000. As of December 31, 2015, the balance of the derivative liability was $232,000. No transfers between levels have occurred during the periods presented. According to the payment terms as defined in the agreement, 50% of the liability was due and paid in December 2015, 30 days after the Indexed Milestone Event, and the remaining 50% will be due in November 2016. As such, the $232,000 derivative liability balance was reclassified to current liabilities and is included in accounts payable and accrued expenses on the balance sheets.

The following table provides a reconciliation of the derivative liability, in thousands:

Derivative Liability
Balance at August 22, 2014 (Inception)	$—
Issuance of derivative liability	196
Balance at December 31, 2014	196
Change in fair value(1)	268
Payments	(232)
Balance at December 31, 2015	$232

(1)	The amount is included in research and development expenses on the statements of operations and comprehensive loss.

6. Property and Equipment, Net

Property and equipment consisted of the following, in thousands:

	December 31,
	2015	2014
Computer equipment	$85	$26
Software	7	2
Property and equipment, gross	92	28
Less: accumulated depreciation	(21)	(1)
Property and equipment, net	$71	$27

Depreciation expense was $20,000 and $1,000 for the year ended December 31, 2015 and period from August 22, 2014 (Inception) to December 31, 2014, respectively.

7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following, in thousands:

	December 31,
	2015	2014
Accounts payable	$902	$226
Accrued compensation and benefits	1,282	39
Other accrued expenses	1,934	581
Total accounts payable and accrued expenses	$4,118	$846

8. Notes Payable

Araxes Convertible Note

In October 2014, we entered into a Note Purchase Agreement and Convertible Promissory Note with an affiliated company Araxes Pharma LLC, or Araxes, under which Araxes provided a $2.0 million loan in the form of a convertible promissory note. In connection with the Private Placement, the total amount of unpaid principal and accrued interest as of February 28, 2015 was automatically converted into 326,443 shares of our common stock.

Araxes Asset Purchase Agreement – Convertible Note

As consideration for the patents acquired under the Araxes Asset Purchase Agreement entered into in December 2014, Araxes issued a convertible promissory note equal to the purchase price of the patent rights of $500,000. In connection with the Private Placement, the total amount of unpaid principal and accrued interest as of February 28, 2015 under the note was automatically converted into 80,293 shares of our common stock.

January 2015 Convertible Notes

In January 2015, we entered into a Note Purchase Agreement and Convertible Promissory Note for a $3.0 million loan with various persons and entities named within the agreement, or the January 2015 Note Holders, of which $710,000 were with certain officers and certain officers’ related parties. In connection with the Private Placement, the total amount of unpaid principal and accrued interest as of February 28, 2015 under the note was automatically converted into 479,667 shares of our common stock.

JJDC Convertible Note

In accordance with the license agreement with Janssen Pharmaceutica NV, a foreign entity headquartered in Belgium and an affiliate of Johnson & Johnson, Inc., or Janssen, in January 2015 we entered into a Convertible Promissory Note with Janssen’s affiliated company, Johnson & Johnson Innovation – JJDC, Inc., for $1.0 million. In connection with the Private Placement, the total amount of unpaid principal and accrued interest as of February 28, 2015 under the note was automatically converted into 159,615 shares of our common stock.

February 2015 Convertible Notes

In February 2015, we entered into a Note Purchase Agreement and Convertible Promissory Note with entities named within the agreement, or the February 2015 Note Holders, under which the February 2015 Note Holders provided a $1.0 million loan in the form of convertible promissory notes. In connection with the Private Placement, the total amount of unpaid principal and accrued interest as of February 28, 2015 under the note was automatically converted into 158,852 shares of our common stock.

9. License Agreements

Janssen License Agreement

In December 2014, we entered into a license agreement with Janssen, under which we received certain intellectual property rights related to tipifarnib in the field of oncology for a non-refundable $1.0 million upfront license fee and payments upon achievement of certain development and sales-based milestones. Tipifarnib is a clinical stage compound and all ongoing development, regulatory and commercial work will be completed fully and at our sole expense. Under the license agreement, Janssen has a first right to negotiate for an exclusive license back from us to develop and commercialize tipifarnib on terms to be negotiated in good faith. Janssen may exercise this right of first negotiation during a 60-day period following delivery of clinical data as specified in the agreement.

The agreement will terminate upon the last-to-expire patent rights or last-to-expire royalty term, or may be terminated by us with 180 days written notice of termination. Either party may terminate the agreement in the event of material breach of the agreement that is not cured within 45 days. Janssen may also terminate the agreement due to our lack of diligence that is not cured within a three-month period.

The upfront license fee was recorded as research and development expense for the period from August 22, 2014 (Inception) to December 31, 2014 and paid in January 2015. Subsequent to such payment, in accordance with the agreement, we entered into a convertible promissory note with Janssen’s affiliated company, Johnson & Johnson Innovation—JJDC, Inc. as described further in Note 8.

License Agreement with The University of Michigan

In December 2014, we entered into a license agreement with The Regents of The University of Michigan, or Michigan, under which we received certain license rights for a non-refundable upfront license, annual maintenance fees and payments upon achievement of certain development and sales-based milestones. The licensed asset consists of a number of compounds, which are in the lead discovery/lead optimization phase. All future development, regulatory and commercial work on the asset will be completed fully and at our sole expense. Michigan retains the right to use the asset for non-commercial research, internal and/or educational purposes, with the right to grant the same limited rights to other non-profit research institutions. Furthermore, the agreement stipulates contingent consideration for the issuance of shares equivalent to a set dollar value upon the occurrence of a qualified financing or a change of control event, as defined in the amendment to the agreement, consistent with the terms issued to any future investors or the per share consideration to be received by other shareholders. As a result of the Private Placement, we issued 79,113 shares of our common stock at a fair value of $500,000, which was recognized as research and development expense during the year ended December 31, 2015.

The agreement will terminate upon the last-to-expire patent rights, or may be terminated by us at any time with 90 days written notice of termination or terminated by Michigan upon a bankruptcy by us, payment failure by us that is not cured within 30 days or a material breach of the agreement by us that is not cured within 60 days.

The University of California San Francisco License Agreement

In November 2014, we entered into a license agreement with UCSF, which was amended in April 2015, under which we received certain license rights. The agreement provided for an upfront payment as well as contingent milestone payments. Additionally, the agreement provides for a one-time indexed milestone payment upon the occurrence of an Indexed Milestone Event. The indexed milestone was determined to qualify as an embedded derivative liability, as described further in Note 5.

Collectively, our license agreements with Janssen, Michigan and UCSF provide for specified development, regulatory and sales-based milestone payments up to a total of $81.7 million payable upon occurrence of each stated event, of which $1.2 million relates to the initiation of certain development activities, $30.5 million relates to the achievement of specified regulatory approvals for the first indication and up to $50.0 million for the achievement of specified levels of product sales. Additional payments will be due for each subsequent indication if specified regulatory approvals are achieved. All milestone payments under the agreements will be recognized as research and development expense upon completion of the required events because the triggering events are not considered to be probable until they are achieved. As of December 31, 2015, we have not achieved any milestones under the agreements. Furthermore, if all the programs are successfully commercialized, we will be required to pay tiered royalties on annual net product sales ranging from the low single digits to the low teens, depending on the volume of sales and the respective agreement.

Araxes Asset Purchase Agreement

In December 2014, we entered into an asset purchase agreement with Araxes, which was amended and restated in February 2015, under which we purchased certain early stage patent rights related to compounds in the field of oncology for a purchase price of $500,000 payable under a convertible promissory note. All ongoing development, regulatory and commercial work will be completed fully and at our sole expense. The agreement allows for contingent milestone payments of $9.7 million throughout development and commercialization of the asset, of which $1.2 million relates to the initiation of certain development activities, and $8.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals. Additional payments will be due for each subsequent indication if specified regulatory approvals are achieved. We will recognize the milestones as expense when each event occurs. As of December 31, 2015, we have not achieved any milestones under the agreement. Furthermore, if the program is successfully commercialized, we will be required to pay tiered royalties on annual net product sales ranging in the low single digits, depending on the volume of sales. All milestone payments under the agreement will be recognized upon completion of the required events because the triggering events will not be considered to be probable until they are achieved.

10. Commitments and Contingencies

Sponsored Research Agreement with The University of Michigan

In February 2015, we entered into a Sponsored Research Agreement with Michigan under which we agreed to sponsor up to $2.7 million of research at Michigan over a three-year period. We receive a non-exclusive right to any technology developed under this agreement and have an option right for an exclusive right to any such licenses developed under the agreement. The Sponsored Research Agreement allows for termination with notice at any time by us. In the event of termination by us prior to the second anniversary of the agreement, other than due to breach by Michigan, we will be required to pay costs budgeted through the second anniversary up to $2.0 million of the sponsored research amount. Any costs incurred for the Sponsored Research Agreement will be expensed as incurred. For the year ended December 31, 2015, we recorded approximately $878,000 in research and development expense under this research agreement.

Operating Leases

In August 2014, we entered into a sublease agreement, or the Sublease, with Araxes for office space for a monthly rent of $4,680 per month. The Sublease includes rent escalation of 3% per year. The Sublease was amended effective September 1, 2014 to provide for a monthly rent of $4,820 per month. In addition to the base monthly rent, we are obligated to pay for operating expenses, taxes, insurance, and utilities applicable to the subleased property. The Sublease will expire on August 30, 2016. We plan to extend the term of the Sublease.

In August 2015, we entered into a lease agreement for approximately 3,766 square feet of office space located in Cambridge, Massachusetts. We paid a security deposit of approximately $44,000. The lease is subject to a 60 month term expiring on August 1, 2020, with initial monthly rent of approximately $21,000 per month, and subject to a 1.4% annual rent increase. Total base rent payable over the lease period is $1.3 million. In addition to base monthly rent, we are obligated to pay for taxes, insurance and utilities applicable to the leased property.

Future minimum payments required under the facility leases as of December 31, 2015 are summarized as follows, in thousands:

Year Ending December 31,
2016	$299
2017	263
2018	266
2019	270
2020	159
Total future minimum lease payments	$1,257

Rent expense for the year ended December 31, 2015 and period from August 22, 2014 (Inception) to December 31, 2014 was $267,000 and $27,000, respectively.

Charitable Gift

We are obligated to make a charitable gift of $285,000 to the Leukemia and Lymphoma Society in connection with the Michigan agreement described in Note 9 to be paid in three equal parts: the first part was due and paid in January 2015, the second part was due and paid in January 2016 and the final part is due in January 2017. We recognized $285,000 as research and development expenses for the period from August 22, 2014 (Inception) to December 31, 2014. As of December 31, 2014, $190,000 was included in accounts payable and accrued expenses and $95,000 in long-term liabilities on the balance sheets. As of December 31, 2015, $95,000 was included in current liabilities and $95,000 in long-term liabilities on the balance sheets.

Litigation

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

11. Stockholders’ Equity

Immediately prior to the Merger, on March 6, 2015, Prior Kura sold an aggregate of 9,485,566 shares of its common stock at a price of $6.32 per share, for net proceeds of approximately $55.8 million, net of $4.1 million in fees. The Private Placement represented a qualified financing conversion event pursuant to Prior Kura’s then outstanding convertible promissory notes. As such, upon the closing of the Private Placement, an aggregate of $7.5 million in principal under such convertible promissory notes and $115,000 in accrued interest through February 28, 2015 automatically converted into 1,204,870 shares of our common stock (which shares and net proceeds are included in the amounts set forth above). In addition, we incurred approximately $568,000 in costs related to the Merger which were accounted for as financing costs in additional paid-in capital.

In November 2015, we completed a public offering in which we sold an aggregate of 6,883,467 shares of common stock at a price of $8.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $50.3 million.

Effective April 13, 2015, pursuant to our amended and restated certificate of incorporation, we have authorized capital stock consisting of 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share.

12. Equity Incentive Plan

In August 2014, Prior Kura adopted the Prior Kura 2014 Equity Incentive Plan. In connection with the Merger as discussed in Note 1, at the Effective Time of the Merger, we adopted the Prior Kura 2014 Equity Incentive Plan and approved the amendment and restatement of the Prior Kura 2014 Equity Incentive Plan pursuant to the 2014 Plan, which became effective April 13, 2015. Under the 2014 Plan, a total of 5,975,000 shares were initially reserved for issuance.

As of December 31, 2015, there were 478,272 shares of common stock reserved for future stock awards under the 2014 Plan. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1 of each year by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2016, the initial automatic increase pursuant to the 2014 Plan occurred, resulting in 854,822 additional shares available for future grant under the 2014 Plan. The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation to our employees and other service providers.

In addition, as of December 31, 2015, we had 25,000 shares of common stock reserved for future issuance under our 2015 Employee Stock Purchase Plan, or ESPP, which has not been implemented as of December 31, 2015. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2016, the initial automatic increase pursuant to the ESPP occurred, resulting in 213,705 additional shares available for future grant under the ESPP.

Stock Options

The exercise price of all stock options granted was equal to no less than the estimated fair market value of such stock on the date of grant. Stock options generally vest over a three to four-year period. The maximum contractual term for all options is ten years. The following is a summary of stock option activity for the year ended December 31, 2015, in thousands (except per share and years data):

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	—
Granted	630	$8.85
Canceled/forfeited	(56)	$6.32
Outstanding at December 31, 2015	574	$9.10	9.1	$761
Exercisable at December 31, 2015	24	$6.62	2.3	$48

The assumptions used to estimate the fair value of stock options granted to employees in the year ended December 31, 2015 using the Black-Scholes option pricing model were as follows:

Weighted-average grant date fair value per share	$4.16
Expected volatility	70.8% — 72.8%
Expected term (in years)	6.00 — 6.08
Risk free interest rate	1.7% — 1.8%
Expected dividend yield	—

There were no stock options granted for the period from August 22, 2014 (Inception) to December 31, 2014. In estimating fair value for stock options issued under the 2014 Plan, expected volatility was based on historical volatility of comparable publicly-traded companies because our common stock has only been publicly traded since September 16, 2015. Due to the lack of historical option exercise data, we estimated the expected term using the simplified method. The risk-free interest rates are based on the U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. We apply an estimate of forfeitures at the time of grant based on historical experience and revise our estimate in subsequent periods if actual forfeitures differ from those estimates.

For the year ended December 31, 2015 and period from August 22, 2014 (Inception) to December 31, 2014, we recognized $399,000 and zero expense related to options, respectively. As of December 31, 2015, unrecognized estimated compensation expense related to options was $1.9 million, which is expected to be recognized over the weighted-average remaining requisite service period of approximately 3.2 years.

Restricted Stock Awards

Restricted stock awards were granted at a price equal to the estimated fair market value on the date of grant. The restricted stock awards generally vest over four years from the original vesting date, with certain grants subject to one-year cliff vesting. The vesting provisions of individual awards may vary as approved by our Board of Directors. In connection with the issuance of restricted common stock, we maintain a repurchase right where shares of restricted common stock are released from such repurchase right over a period of time of continued service by the recipient. The repurchase price for unvested stock awards will be the lower of (i) the fair market value of the shares of common stock on the date of repurchase or (ii) their original purchase price. As of December 31, 2015, there were 3,232,350 shares subject to repurchase, of which 2,716,515 shares were related to employee stock awards, and 515,835 shares were related to non-employee stock awards, respectively.

The following is a summary of restricted stock awards activity for the year ended December 31, 2015 and period from August 22, 2014 (Inception) to December 31, 2014, in thousands (except per share data):

	Number of Shares	Employee	Non-employee	Weighted-Average Grant Date Fair Value
Unvested at August 22, 2014 (Inception)	—	—	—	$—
Granted	4,944	4,096	848	$0.002
Vested	(411)	(322)	(89)	$0.002
Unvested at December 31, 2014	4,533	3,774	759	$0.002
Granted	—	—	—	$—
Vested	(1,279)	(1,036)	(243)	$0.002
Forfeited	(21)	(21)	—	$0.011
Unvested at December 31, 2015	3,233	2,717	516	$0.002
Vested at December 31, 2015	1,690	1,358	332	$0.002

For the year ended December 31, 2015 and period from August 22, 2014 (Inception) to December 31, 2014, we recognized expense related to restricted stock awards totaling $1.9 million and $237,000, respectively, of which $1.7 million and $237,000 in expense related to non-employee restricted stock awards, respectively. As of December 31, 2015, unrecognized estimated compensation expense related to employee restricted stock awards was $360,000, which is expected to be recognized over the weighted-average remaining requisite service period of approximately 2.7 years.

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

		Period From
		August 22, 2014
	Year Ended	(Inception) to
	December 31, 2015	December 31, 2014
Research and development	$1,916	$233
General and administrative	343	4
Total share-based compensation expense	$2,259	$237

13. Related Party Transactions

As discussed in Note 8, in January 2015, we entered into a Note Purchase Agreement and Convertible Promissory Note for a $3.0 million loan with the January 2015 Note Holders, of which $710,000 were with certain officers and certain officers’ related parties. In connection with the Private Placement, the total amount of unpaid principal and accrued interest as of February 28, 2015 under the notes was automatically converted into 479,667 shares of our common stock.

Our president and chief executive officer is also the sole managing member of our affiliated company Araxes. Four individuals are significant stockholders of each of us and Araxes. The following is a summary of all transactions with Araxes for the year ended December 31, 2015 and period from August 22, 2014 (Inception) to December 31, 2014:

•	Asset Purchase Agreement

Under the asset purchase agreement with Araxes described in Note 9, we purchased certain assets for an upfront purchase price of $500,000 payable under a convertible promissory note. This amount was recorded as research and development expenses, related party for the period from August 22, 2014 (Inception) to December 31, 2014. Additionally, the note was included within noncurrent notes payable, related party on the balance sheets as of December 31, 2014.

As described in Note 8, in connection with the Private Placement, the total amount of unpaid principal and accrued interest as of February 28, 2015 under the convertible note issued in connection with the Araxes asset purchase was automatically converted into 80,293 shares of our common stock.

•	Convertible Promissory Note

As described in Note 8, in connection with the Private Placement, the total amount of unpaid principal and accrued interest as of February 28, 2015 under the convertible note issued in connection with the Araxes $2.0 million loan was automatically converted into 326,443 shares of our common stock.

•	Facility Sublease

We sublease office space from Araxes for a base rent of approximately $5,000 per month plus operating expenses, taxes, insurance, and utilities applicable to the subleased property. Rent expense related to the Sublease for the years ended December 31, 2015 and period from August 22, 2014 (Inception) to December 31, 2014 was $58,000 and $15,000, respectively. The Sublease will expire on August 30, 2016. We plan to extend the term of the Sublease.

•	Management Fees

We have a management services agreement with Araxes under which Araxes pays us a fixed monthly fee of $100,000 for management services. In addition, the agreement allows for Araxes to reimburse us an amount equal to the number of full time equivalents, or FTE, performing research and development services for Araxes, at an annual FTE rate of $350,000, plus actual expenses as reasonably incurred. The initial term of this agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the renewal term. For the year ended December 31, 2015 and period from August 22, 2014 (Inception) to December 31, 2014, we recorded reimbursements of $330,000 and $30,000, respectively, for research and development services provided to Araxes, which was recorded on the statements of operations and comprehensive loss as a reduction to research and development expenses. As of December 31, 2015 and 2014, $430,000 and $30,000 related to management fees and reimbursements of research and development services, respectively, are included in accounts receivable, related party on the balance sheets.

•	Services Agreement

We have a services agreement with Wellspring Biosciences LLC, a wholly owned subsidiary of Araxes, which allows for payment of research and development services provided to us of an amount equal to the number of FTE’s performing the services, at an annual FTE rate of $400,000, plus actual expenses as reasonably incurred. The initial term of this services agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the year ended December 31, 2015 and the period from August 22, 2014 (Inception) to December 31, 2014, we recognized $4.1 million and $130,000, respectively, from research and development services provided to us under this agreement as research and development expense, related party on the statements of operations and comprehensive loss. As of December 31, 2015 and 2014, $911,000 and zero, respectively, related to research and development services under this agreement are included in accrued expenses, related party on the balance sheets.

14. Employee Benefit Plan

We have a defined contribution 401(k) plan for all employees. Employees are eligible to participate in the plan if they are at least 21 years of age or older. Under the terms of the plan, employees may make voluntary contributions as a percentage or defined amount of compensation. We do not provide a matching contribution program.

15. Income Taxes

We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. In the normal course of business, our 2015 and 2014 tax years will be subject to examination by the federal and state jurisdictions where applicable. We have not been, nor are we currently, under examination by the federal or any state tax authority.

Our effective income tax rate differs from the statutory federal rate of 34% at December 31, 2015 and 2014, due to the following, in thousands:

		Period From
		August 22, 2014
	Year Ended	(Inception) to
	December 31, 2015	December 31, 2014
Income taxes at statutory federal rate	$(7,693)	$(1,248)
State income tax, net of federal benefit	(1,412)	(225)
Share-based compensation	712	80
Research and development tax credits	(544)	(28)
Other	29	13
Valuation allowance	8,908	1,408
Income tax expense	$—	$—

Significant components of our deferred tax assets at December 31, 2015 and 2014 are shown below, in thousands:

	December 31,
	2015	2014
Deferred tax assets
Net operating loss carryforwards	$7,975	$442
Intangibles	999	732
Research and development tax credit carryforwards	573	28
Accruals	662	205
Other	106	1
Total deferred tax assets	10,315	1,408
Less valuation allowance	(10,315)	(1,408)
Net deferred tax assets	$—	$—

At December 31, 2015, we had federal and state net operating loss carryforwards of $19.5 million and $23.5 million, respectively. The federal loss carryforwards begin to expire in 2034, unless previously utilized. We have $23.4 million of state losses that begin to expire in 2034 and $66,000 of state loss carryforwards that begin to expire in 2030, unless previously utilized. We also have federal and state research credit carryforwards of $514,000 and $301,000, respectively. The federal research credits will begin to expire in 2034, unless previously utilized. The state research credits will carryforward indefinitely.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Based on the weight of the evidence, including our limited existence and losses since inception, management has determined that it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $8.9 million from December 31, 2014 to December 31, 2015.

Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, annual use of our net operating loss, or NOL, and research and development, or R&D, credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We have not completed a study to assess whether an ownership change has occurred or whether there have been ownership changes. If we have experienced an ownership change at any time since our formation, utilization of our NOL or R&D credit carryforwards would be subject to an annual limitation which may result in the expiration of a portion of the NOL or R&D credit carryforwards before utilization. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets, with a corresponding reduction of the valuation allowance.

In accordance with authoritative guidance, the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table summarizes the activity related to our unrecognized tax benefits, in thousands:

	December 31,
	2015	2014
Gross unrecognized tax benefits at the beginning of the year	$—	$—
Increases from tax positions taken in the current year	167	—
Increases from tax positions taken in prior years	—	—
Decreases in tax positions taken in prior years	—	—
Tax settlements	—	—
Expiration of unrecognized tax benefits	—	—
Gross unrecognized tax benefits at the end of the year	$167	$—

Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We did not have any accrued interest or penalties included on our balance sheets and have not recognized interest and penalties on the statements of operations and comprehensive loss for the year ended December 31, 2015 or the period from August 22, 2014 (Inception) to December 31, 2014.

We do not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

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

			8-K (Exhibit 3.4)	3/12/2015	000-53058

3.4	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.5)	3/12/2015	000-53058

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Registration Rights Agreement, dated as of March 6, 2015, by and among Kura Oncology, Inc. and the Investors listed on Schedule A thereto.		8-K (Exhibit 4.2)	3/12/2015	000-53058

10.1+	Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.		8-K (Exhibit 10.1)	3/12/2015	000-53058

10.2+	Form of Restricted Stock Purchase Agreement and Restricted Stock Purchase Award Notice under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.		8-K (Exhibit 10.2)	3/12/2015	000-53058

10.3+	Kura Oncology, Inc. 2015 Employee Stock Purchase Plan.		8-K (Exhibit 10.3)	3/12/2015	000-53058

10.4+	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers.		8-K (Exhibit 10.4)	3/12/2015	000-53058

10.5*	License Agreement, dated December 18, 2014, by and between the Registrant and Janssen Pharmaceutica NV.		8-K/A (Exhibit 10.6)	7/2/2015	000-53058

10.6*	Amended and Restated Asset Purchase Agreement, dated February 12, 2015, by and between the Registrant and Araxes Pharma LLC.		8-K (Exhibit 10.7)	3/12/2015	000-53058

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.7	Sublease, dated August 29, 2014, by and between the Registrant and Wellspring Biosciences LLC.		8-K (Exhibit 10.8)	3/12/2015	000-53058

10.8	First Amendment to Sublease, dated December 18, 2014, by and between the Registrant and Wellspring Biosciences LLC.		8-K (Exhibit 10.9)	3/12/2015	000-53058

10.9	Redemption Agreement, dated as of March 6, 2015, by and among the Registrant and stockholders of the Registrant listed therein.		8-K (Exhibit 10.10)	3/12/2015	000-53058

10.10	Indemnity Agreement, dated as of March 6, 2015, by and among the Registrant, Kura Oncology, Inc. and each of John Pappajohn and Matthew P. Kinley.		8-K (Exhibit 10.11)	3/12/2015	000-53058

10.11+	Kura Oncology, Inc. Non-Employee Director Compensation Policy, as amended.		S-1 (Exhibit 10.13)	10/20/2015	333-207534

10.12*	Services Agreement, effective as of October 1, 2014, by and between the Registrant and Wellspring Biosciences LLC.		S-1/A (Exhibit 10.13)	6/2/2015	333-203503

10.13*	Management Services Agreement, effective as of October 1, 2014, by and between the Registrant and Araxes Pharma LLC.		S-1/A (Exhibit 10.14)	6/2/2015	333-203503

10.14	Office Lease Agreement, dated August 1, 2015, by and between the Registrant and 55 Cambridge Parkway, LLC.		S-1 (Exhibit 10.16)	10/20/2015	333-207534

10.15+	Amended and Restated Executive Employment Agreement, effective as of January 29, 2016, by and between the Registrant and Troy E. Wilson, Ph.D., J.D.	X

10.16+	Amended and Restated Executive Employment Agreement, effective as of January 29, 2016, by and between the Registrant and Antonio Gualberto, M.D., Ph.D.	X

10.17+	Amended and Restated Executive Employment Agreement, effective as of January 29, 2016, by and between the Registrant and Annette North.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney (see signature page).	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.