Form 10-Q
period 2016-03-31
Kura Oncology, Inc.
filed 2016-05-11
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the close of business on May 6, 2016, the registrant had 21,370,560 shares of Common Stock ($0.0001 par value) outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	March 31, 2016	December 31, 2015 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,326	$15,443
Short-term investments	62,140	70,303
Accounts receivable, related party	406	430
Prepaid expenses and other current assets	1,203	693
Total current assets	80,075	86,869
Property and equipment, net	62	71
Other long-term assets	240	314
Other long-term assets, related party	5	5
Total assets	$80,382	$87,259

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,115	$4,118
Accounts payable and accrued expenses, related party	1,195	937
Total current liabilities	4,310	5,055
Long-term liabilities	6	101
Total liabilities	4,316	5,156
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 21,371 shares issued; and 18,441 and 18,138 shares outstanding as of March 31, 2016 and December 31, 2015, respectively, excluding 2,930 and 3,233 shares subject to repurchase as of March 31, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	108,975	108,484
Accumulated other comprehensive income (loss)	11	(87)
Accumulated deficit	(32,922)	(26,296)
Total stockholders' equity	76,066	82,103
Total liabilities and stockholders' equity	$80,382	$87,259
(1)

The balance sheet data at December 31, 2015 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating Expenses:
Research and development	$3,567	$2,604
Research and development, related party	1,082	1,024
General and administrative	2,365	1,037
General and administrative, related party	26	23
Total operating expenses	7,040	4,688
Other Income (Expense):
Management fee income, related party	300	300
Interest income	114	-
Interest expense	—	(42)
Interest expense, related party	—	(46)
Total other income	414	212
Net loss	$(6,626)	$(4,476)
Net loss per share, basic and diluted	$(0.36)	$(1.41)
Weighted average number of shares used in computing net loss per share, basic and diluted	18,245	3,184

Comprehensive Loss:
Net loss	$(6,626)	$(4,476)
Unrealized gain on marketable securities	98	—
Comprehensive loss	$(6,528)	$(4,476)

See accompanying notes to condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating Activities
Net loss	$(6,626)	$(4,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	490	644
Non-cash license fee expense	—	500
Non-cash accrued interest expense	—	37
Non-cash accrued interest expense, related party	—	41
Depreciation expense	8	3
Amortization of discount on marketable securities	65	—
Changes in operating assets and liabilities:
Accounts receivable, related party	24	(318)
Prepaid expenses and other current assets	(510)	(664)
Other long-term assets	74	-
Accounts payable and accrued expenses	(1,097)	90
Accounts payable and accrued expenses, related party	258	927
Long-term liabilities	—	(907)
Net cash used in operating activities	(7,314)	(4,123)
Investing Activities
Maturities of marketable securities	12,200	—
Purchases of marketable securities	(4,003)	—
Purchases of property and equipment	—	(10)
Net cash provided by (used in) investing activities	8,197	(10)
Financing Activities
Proceeds from issuance of common stock, net	—	51,580
Proceeds from issuance of convertible notes payable	—	4,290
Proceeds from issuance of convertible notes payable, related party	—	710
Net cash provided by financing activities	—	56,580
Net increase in cash and cash equivalents	883	52,447
Cash and cash equivalents at beginning of period	15,443	1,124
Cash and cash equivalents at end of period	$16,326	$53,571

Supplemental disclosure of non-cash financing activities:
Conversion of convertible notes and related accrued interest to common stock	$—	$4,327
Conversion of convertible notes and related accrued interest to common stock, related party	$—	$3,288
Financing costs included in accounts payable and accrued expenses	$—	$3,535

See accompanying notes to condensed financial statements.

KURA ONCOLOGY, INC.

Notes to Unaudited Condensed Financial Statements

1. Organization and Basis of Presentation

The Company

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

References in these Notes to Unaudited Condensed Financial Statements to the “Company” or “we”, “our” or “us”, refer to Kura Oncology, Inc., a private Delaware corporation incorporated in the State of Delaware in August 2014, for the periods prior to our reverse merger transaction which took place on March 6, 2015, or the Merger, and Kura Oncology, Inc., a Delaware corporation incorporated in November 2007 and formerly known as Zeta Acquisition Corp. III, a public shell company, for the periods following the Merger.

Basis of Presentation

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 17, 2016, from which we derived our balance sheet as of December 31, 2015. The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

2. Summary of Significant Accounting Policies

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during the period from transactions and other events and non-owner sources. For the periods presented, accumulated other comprehensive income (loss) consists solely of unrealized gains and losses on marketable securities.

Net Loss per Share

We calculated basic net loss per common share by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of unvested restricted stock awards and outstanding stock options under our equity plan. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the antidilutive effect of the securities. Because of our net loss, unvested stock awards representing an aggregate of 2,929,850 and 4,191,081 shares of common stock and options to purchase an aggregate of 1,193,275 and zero shares of common stock are excluded from the calculation of diluted net loss per common share as of March 31, 2016 and 2015, respectively, due to the anti-dilutive effect of the securities.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842), which amends the existing accounting standards for accounting for leases. The amendments are to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheets and disclosure of key information about leasing arrangements. This pronouncement is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We are currently evaluating the impact these amendments will have on our financial statements and the timing of when we will adopt the guidance.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), which simplifies accounting for share-based award transactions specific to income tax consequences, forfeitures, the classification of awards as equity or liability, and the classification of award payments on the statement of cash flows. The pronouncement is effective for interim and annual periods beginning on or after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. We are currently evaluating the impact this standard will have on our financial statements and the timing of when we will adopt the guidance.

3. Short-Term Investments

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		As of March 31, 2016
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	2 or less	$20,009	$15	$—	$20,024
Corporate debt securities	2 or less	18,899	4	(7)	18,896
Commercial paper	1 or less	12,189	—	—	12,189
Government sponsored entities	1 or less	11,032	1	(2)	11,031
Total		$62,129	$20	$(9)	$62,140

		As of December 31, 2015
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	2 or less	$16,007	$—	$(18)	$15,989
Corporate debt securities	2 or less	22,758	—	(48)	22,710
Commercial paper	1 or less	18,367	—	—	18,367
Government sponsored entities	2 or less	13,258	—	(21)	13,237
Total		$70,390	$—	$(87)	$70,303

Our investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of March 31, 2016, $56.8 million of our investments had maturities less than one year and $5.3 million had maturities between one to two years. There were no realized gains or losses for the three months ended March 31, 2016. As of March 31, 2016, $15.6 million of our marketable securities were in gross unrealized loss positions, all of which had been in such position for less than twelve months. We reviewed our marketable securities as of March 31, 2016 and determined that the unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that all securities have been in an unrealized loss position for less than twelve months. In addition, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis. As of March 31, 2016, we had not recognized any such impairment in our condensed financial statements.

4. Fair Value Measurements

Investment Securities

As a basis for considering assumptions that market participants would use in pricing an asset or liability, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	As of March 31, 2016
	Total Estimated Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$13,425	$13,425	$—

Short-term investments:
U.S. Treasury securities	20,024	20,024	—
Corporate debt securities	18,896	—	18,896
Commercial paper	12,189	—	12,189
Government sponsored entities	11,031	—	11,031
Total short-term investments	62,140	20,024	42,116
	$75,565	$33,449	$42,116

	As of December 31, 2015
	Total Estimated Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$12,984	$12,984	$—

Short-term investments:
U.S. Treasury securities	15,989	15,989	—
Corporate debt securities	22,710	—	22,710
Commercial paper	18,367	—	18,367
Government sponsored entities	13,237	—	13,237
Total short-term investments	70,303	15,989	54,314
	$83,287	$28,973	$54,314

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following, in thousands:

	March 31, 2016	December 31, 2015
Accounts payable	$779	$902
Accrued compensation and benefits	569	1,282
Other accrued expenses	1,767	1,934
Total accounts payable and accrued expenses	$3,115	$4,118

6. Equity Incentive Plan

As of March 31, 2016, there were 714,131 shares of common stock reserved for future stock awards under our Amended and Restated 2014 Equity Incentive Plan, or the 2014 Plan. The number of shares available for future grant under our 2014 Plan automatically increases on January 1 of each year by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2016, the initial automatic increase pursuant to the 2014 Plan occurred, resulting in 854,822 additional shares available for future grant under the 2014 Plan.

In addition, as of March 31, 2016, there were 238,705 shares of common stock reserved for future issuance under our 2015 Employee Stock Purchase Plan, or ESPP, which has not been implemented as of March 31, 2016. The number of shares of our common stock reserved for issuance under the ESPP automatically increases on January 1 of each calendar year by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2016, the initial automatic increase pursuant to the ESPP occurred, resulting in 213,705 additional shares available for future grant under the ESPP.

During the three months ended March 31, 2016, we granted options to purchase 632,713 shares of our common stock to employees, with the weighted average grant date fair value of $3.15 per share. We did not grant any stock options during the three months ended March 31, 2015.

The following table summarizes share-based compensation expense for all equity awards granted, in thousands:

	Three Months Ended
	March 31,
	2016	2015
Research and development	$316	$603
General and administrative	174	41
Total share-based compensation expense	$490	$644

For the three months ended March 31, 2016 and 2015, we recognized share-based compensation expense related to stock options of $250,000 and zero, respectively, of which $8,000 and zero related to non-employee stock options, respectively. For the three months ended March 31, 2016 and 2015, we recognized share-based compensation expense related to restricted stock awards totaling $239,000 and $644,000, respectively, of which $206,000 and $616,000 related to non-employee restricted stock awards, respectively. As of March 31, 2016, unrecognized compensation costs related to employee stock options and restricted stock awards were approximately $3.6 million and $327,000, respectively, which are expected to be recognized over a weighted average period of approximately 3.4 years and 2.5 years, respectively.

7. Related Party Transactions

Our president and chief executive officer is also the sole managing member of our affiliated company Araxes. Four individuals are significant stockholders of each of us and Araxes. The following is a summary of all transactions with Araxes for the three months ended March 31, 2016:

•	Facility Sublease

We sublease office space from Araxes for a base rent of approximately $5,000 per month plus operating expenses, taxes, insurance, and utilities applicable to the subleased property. For the three months ended March 31, 2016 and 2015, rent expense related to this sublease was $26,000 and $25,000, respectively. The sublease will expire on August 30, 2016. We plan to extend the term of the sublease.

•	Management Fees

We have a management services agreement with Araxes under which Araxes pays us a fixed fee of $100,000 per month for management services. In addition, the agreement allows for Araxes to reimburse us an amount equal to the number of full time equivalents, or FTE, performing research and development services for Araxes, at an annual FTE rate of approximately $350,000, plus actual expenses as reasonably incurred. The initial term expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended March 31, 2016 and 2015, we recorded reimbursements of $106,000 and $49,000, respectively, for research and development services provided to Araxes, which was recorded as a reduction to research and development expenses on the condensed statements of operations and comprehensive loss. As of March 31, 2016 and December 31, 2015, $406,000 and $430,000 related to management fees and reimbursements of research and development services, respectively, are included in accounts receivable, related party on the condensed balance sheets.

•	Services Agreement

We have a services agreement with Wellspring Biosciences LLC, a wholly owned subsidiary of Araxes, which allows for payment of research and development services provided to us of an amount equal to the number of FTE’s performing the services, at an annual FTE rate of $400,000, plus actual expenses as reasonably incurred. The initial term of this services agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-

renewal term. For the three months ended March 31, 2016 and 2015, we recognized $1.2 million and $1.1 million, respectively, from research and development services provided to us under this agreement as research and development expense, related party on the condensed statements of operations and comprehensive loss. As of March 31, 2016 and December 31, 2015, $1.2 million and $911,000, respectively, related to research and development services under this agreement are included in accrued expenses, related party on the condensed balance sheets.

8. Subsequent Event

Loan and Security Agreement

On April 27, 2016, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank, or the Lenders, pursuant to which the Lenders have agreed to lend us up to $20.0 million in a series of term loans. Upon entering into the Loan Agreement, we borrowed $7.5 million from the Lenders, or Term A Loan. We plan to use the proceeds from the Term A Loan to provide additional funding for our development programs and for general corporate purposes.

Under the terms of the Loan Agreement, we may, at our sole discretion, borrow from the Lenders up to an additional $12.5 million at any time between December 31, 2016 and May 1, 2017, or Term B Loan, and together with Term A Loan, the Term Loans, subject to our successful advancement of KO-947, a small molecule inhibitor of extracellular signal regulated kinase, into Phase 1 clinical trials. In addition, each Term B Loan must be in an amount equal to the lesser of $5.0 million or the amount that is remaining under the Term B Loan.

All of the Term Loans will be due on the scheduled maturity date of November 1, 2020, or Maturity Date, and will be interest only through June 1, 2018, followed by 30 equal monthly payments of principal and interest. The interest rate for any outstanding amounts is the greater of (i) 7.75% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.25%. In addition, a final payment of 7.50% of the amounts of the Term Loans drawn will be due on the Maturity Date, acceleration of any Term Loan, or prepayment of the Term Loans. If we elect to prepay the outstanding amount under the Loan Agreement prior to the Maturity Date, a prepayment charge of 1%, 2% or 3%, of the then outstanding principal balance also will be due, depending upon when the prepayment occurs. We will also be required to pay an unused fee in an amount equal to (a) 2.00% multiplied by (b) $20.0 million minus the aggregate amount of the Term Loans drawn on or before May 1, 2017, on the earlier of May 2, 2017 or prior repayment of the Term Loans. We are subject to customary affirmative and restrictive covenants under the term loan facility.

Issuance of Warrants

In connection with the Loan Agreement, we issued to the Lenders warrants to purchase 67,976 shares of our common stock, or the Warrants. The Warrants are exercisable in whole or in part, immediately, and have an exercise price of $3.31 per share, which was the closing price of our common stock on the day prior to funding. The Warrants will terminate on the earlier of April 27, 2026 or the closing of a certain merger or consolidation transactions. If we borrow under Term B Loan, upon the funding of Term B Loan, we will issue to the Lenders additional warrants to purchase shares of our common stock equal to 3.00% of each Term B Loan amount divided by the lower of (i) the ten day average closing price of our common stock reported on the NASDAQ Global Select Market prior to funding or (ii) the closing price of our common stock reported on the NASDAQ Global Select Market on the day prior to funding. Such lower amount of (i) and (ii) above will also be the exercise price per share for such warrants. The terms of such warrants would be substantially the same as those contained in the Warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the fiscal year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission, or SEC, on March 17, 2016.

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

References to the “Company,” “we,” “us” and “our” refer to Kura Oncology, Inc., or Prior Kura, a private Delaware corporation incorporated in the State of Delaware in August 2014, for the periods prior to our reverse merger transaction which took place on March 6, 2015, or the Merger, and Kura Oncology, Inc., a Delaware corporation incorporated in November 2007 and formerly known as Zeta Acquisition Corp. III, for the periods following the Merger.

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

Advancements in cancer genetics and new molecular diagnostic tools are helping define why some patients respond to a particular therapy while other patients receive little to no clinical benefit. This new era in cancer drug discovery and development offers the potential for innovative treatments that are safer and more effective for patients with particular cancers. We aim to improve patient outcomes and contribute to the reduction in healthcare costs by matching targeted therapeutics to the patients who will derive the most benefit. We are developing drugs designed to inhibit mutated or abnormally functioning cellular pathways that drive cancer growth and intend to pair them with molecular diagnostics to identify those patients with tumors most likely to respond to treatment.

We are developing our lead product candidate, tipifarnib, a farnesyl transferase inhibitor, in both solid tumors and blood cancers based on previously generated clinical data, preclinical data and our identification of potential molecular biomarkers. We in-licensed tipifarnib from Janssen Pharmaceutica NV, or Janssen, a foreign entity headquartered in Belgium and an affiliate of Johnson &

Johnson, in December 2014. We initiated a Phase 2 clinical trial of tipifarnib in patients who have solid tumors with Harvey rat sarcoma viral oncogene homolog, or HRAS, mutations in May 2015, a Phase 2 clinical trial in patients with peripheral T cell lymphoma, or PTCL, in September 2015, and a Phase 2 clinical trial in patients with lower risk myelodysplastic syndromes, or MDS, in May 2016. Tipifarnib is also currently being evaluated in an investigator sponsored Phase 2 clinical trial in patients with advanced, previously treated urothelial carcinomas that carry HRAS mutations.

Our pipeline also includes two preclinical programs. We are advancing KO-947, a small molecule inhibitor of extracellular-signal-regulated kinase, or ERK, as a potential treatment for patients with tumors that have mutations in or other dysregulation of the mitogen-activated protein kinase, signaling pathway, including pancreatic cancer, colorectal cancer, non-small cell lung cancer, head and neck cancer and melanoma. We anticipate submitting an investigational new drug application, or IND, for KO-947 to the Food and Drug Administration, or FDA, in the second quarter of 2016 and commencing a Phase 1 clinical trial in the second half of 2016. We are also developing orally available, small molecule inhibitors of the menin-mixed lineage leukemia, or menin-MLL, fusion protein interaction, which are currently in lead optimization as a potential treatment for patients with acute leukemias involving translocations or partial tandem duplications of the MLL gene. Our goal is to nominate a development candidate for our menin-MLL program in the second half of 2016.

Recent Developments

In addition to our ongoing clinical trials of tipifarnib, we plan to initiate a Phase 2 clinical trial of tipifarnib in chronic myelomonocytic leukemia, or CMML, in the second half of 2016. CMML is a disorder of bone marrow stem cells in which an increase in white blood cells, or monocytosis, is a defining feature. The clinical presentation of CMML varies from predominantly myelodysplastic, an ineffective production of blood cells, to predominantly myeloproliferative, an overproduction of blood cells. CMML is primarily a disease of the elderly with a median age at diagnosis of 65 to 75 years, and an estimated annual incidence of approximately 1,280 patients in the United States. The prognosis of CMML is poor, with a median survival of 2 to 3 years and a 15% to 20% risk of transformation to acute myeloid leukemia, or AML. Management of CMML typically focuses on supportive care as therapeutic options are limited. We believe treatment of adult CMML remains an unmet medical need.

In a prior Phase 2 clinical trial of tipifarnib sponsored by Johnson & Johnson and in adult patients with intermediate to high risk MDS, of the 82 patients treated, 19 were classified as having CMML according to the French American British classification. Based on an intent to treat analysis of these CMML patients using the International Working Group (2000) response criteria for MDS, responses were observed in four of the 19 patients (21%), with one complete response, or CR, and three complete responses with incomplete platelet recovery, or CRp. Median duration of response was 225 days and median time to transformation to AML was not estimable. Median overall survival in these patients was 440 days. Tipifarnib was generally well tolerated. Grade 3 or 4 adverse events reported across all patients were primarily myelosuppression: thrombocytopenia, anemia, and neutropenia. We believe the results observed from this Phase 2 clinical trial suggest that tipifarnib may produce durable responses as a single agent in patients with CMML.

Our planned Phase 2 clinical trial is designed to evaluate the anti-tumor activity of tipifarnib in CMML. As part of the study, we also plan to test a biomarker hypothesis, which may allow us to identify those patients most likely to experience durable responses. We anticipate that the clinical trial would recruit approximately 20 patients and be initiated in the second half of 2016.

In April 2016, we entered into a loan and security agreement, or loan agreement, with Oxford Finance LLC and Silicon Valley Bank, collectively referred to as the lenders, providing for up to $20.0 million in a series of term loans. Upon entering into the loan agreement, the lenders provided us with a term loan of $7.5 million. Under the terms of the loan agreement, we may borrow up to an additional $12.5 million at any time between December 31, 2016 and May 1, 2017, subject to our successful advancement of KO-947 into Phase 1 clinical trials.

Liquidity Overview

Our accumulated deficit was $32.9 million as of March 31, 2016. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the research and clinical development of, and seek regulatory approval for, our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year. As of March 31, 2016, we had cash, cash equivalents and short-term investments of $78.5 million. In April 2016, we received approximately $7.5 million in net proceeds from our term loan facility, with an additional $12.5 million available anytime between December 31, 2015 and May 1, 2017, subject to our successful advancement of KO-947 into Phase 1 clinical trials. Although we expect our existing cash, cash equivalents and short-term investments will be sufficient to fund our current operations into 2018, our development programs will require significant additional funds. We may also need to raise additional funds sooner than expected to pursue other development activities related to our pipeline programs. We may seek to obtain additional financing in the future through equity or debt financings or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of salaries, benefits and other personnel costs, preclinical and clinical trial costs, manufacturing costs for non-commercial products and research and development facilities costs. All such costs are charged to research and development expense as incurred when these expenditures have no alternative future uses. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses (in other research and development projects or otherwise) and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of March 31, 2016, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

Since inception through March 31, 2016, we had incurred an aggregate of approximately $25.1 million in research and development expenses related to the in-licensing and development of our product candidates and pipeline programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in the continued development of our product candidates and our other pipeline programs. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. Our future research and development expenses will depend on the preclinical and clinical success of each product candidate that we develop, as well as ongoing assessments of the commercial potential of such product candidates. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and other personnel costs for employees in executive, finance, business development and support functions. Other significant general and administrative expenses include the costs associated with obtaining and maintaining our patent portfolio, professional services for accounting, auditing, legal and investor and public relations, corporate activities, travel and allocated facilities.

Other Income (Expense)

Other income (expense) consists primarily of management fee income, interest income and interest expense. Management fee income is earned in accordance with the management services agreement with our affiliated company Araxes Pharma LLC. Interest expense consists of interest accrued on convertible notes.

Income Taxes

We have incurred net losses and have not recorded any U.S. federal or state income tax benefits for the losses as they have been offset by valuation allowances.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table sets forth our results of operations and changes for the three months ended March 31, 2016 and 2015, in thousands:

	Three Months Ended
	March 31,
	2016	2015	Increase	% Increase
Research and development	$4,649	$3,628	$1,021	28%
General and administrative	2,391	1,060	1,331	126%
Other income, net	414	212	202	95%

Research and Development Expenses. The increase in research and development expenses for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to increases in outsourced research contracts of $0.8 million, personnel costs of $0.5 million, and outsourced clinical development costs of $0.6 million; offset in part by a decrease of $0.6 million in license fees and a $0.3 million decrease in share-based compensation. We expect to incur substantial research and development expenses during the remainder of 2016 as we continue clinical development activities for our tipifarnib product candidate, plan for the IND submission for KO-947 and further research and development of our other programs.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to increased costs associated with being a public company and includes increases in patent related costs of $0.4 million, professional and consulting fees of $0.3 million, personnel costs of $0.3 million, and corporate expenses of $0.2 million. We expect to incur substantial general and administrative expenses during the remainder of 2016 to support our planned increase in research and development activities and maintain activities associated with being a public company.

Other income, net. The increase in other income, net for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to the increase in interest income on our short-term investments.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. As of March 31, 2016, we had cash, cash equivalents and short-term investments of $78.5 million. In April 2016, we entered into the loan agreement with the lenders providing for up to $20.0 million in term loans. Under the loan agreement, we have borrowed $7.5 million and may borrow up to an additional $12.5 million at any time between December 31, 2016 and May 1, 2017, subject to our successful advancement of KO-947 into Phase 1 clinical trials. See Note 8, Subsequent Event, for further details of the term loan facility. Although we believe that our existing cash resources, including the proceeds and funds available under our term loan facility, will be sufficient to fund our cash requirements into 2018, we will require significant additional financing in the future to continue to fund our operations. We may seek to obtain additional financing in the future through equity or debt financings or through collaborations or partnerships with other companies. If we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially adversely affected.

We have incurred operating losses since inception and negative cash flows from operating activities. As of March 31, 2016, we had an accumulated deficit of $32.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. To date, we have not generated any revenues from product sales, and we do not have any approved products. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We are subject to all of the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, collaborations, strategic partnerships and licensing arrangements. Other than our term loan facility, we do not have any committed external source of funds. Additional capital may not be available on reasonable terms, if at all. Subject to limited exceptions, our term loan facility also prohibits us from incurring indebtedness without the prior written consent of the lenders. To the extent that we raise additional capital through the sale of stock or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be unable to carry out our business plan. As a result we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our product candidates even if we would otherwise prefer to develop and commercialize such product candidates ourselves and our business, financial condition and results of operations would be materially adversely affected.

The following table provides a summary of our net cash flow activities for the three months ended March 31, 2016 and 2015, in thousands:

	Three Months Ended
	March 31,
	2016	2015
Net cash used in operating activities	$(7,314)	$(4,123)
Net cash provided by (used in) investing activities	8,197	(10)
Net cash provided by financing activities	—	56,580

The increase in net cash used in operating activities during the three months ended March 31, 2016 was primarily due to an increase in net loss of $2.2 million and an increase in accounts payable and accrued expenses of $1.9 million, offset by a decrease in other liabilities of $1.0 million.

Net cash provided by investing activities for the three months ended March 31, 2016 consisted mainly of $12.2 million of proceeds from maturities of marketable securities; offset in part by $4.0 million purchases of marketable securities.

Net cash provided by financing activities for the three months ended March 31, 2015 consisted of the receipt of $51.6 million in net proceeds from the sale of common stock in March 2015 and $5.0 million in proceeds from the issuance of convertible notes.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates of the Company

Our discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about our financial condition and results of operations that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Management Estimates,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information included or incorporated by reference in this Quarterly Report and in our other public filings, you should carefully consider the risks described below in evaluating our company. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 17, 2016.

Risks Related to Our Financial Position and Need For Additional Capital

We expect to incur losses over the next several years and may never achieve or maintain profitability.*

We expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through equity and debt financings. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially if and as we:

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

We will need to obtain substantial additional capital in connection with our continuing operations. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Until such time, if ever, as we can generate substantial product revenues, we will need to raise additional capital in connection with our continuing operations. We expect to finance our cash needs through a combination of equity offerings and debt financings. In April 2016, we entered into the loan agreement with the lenders providing for up to $20.0 million in term loans. Under the terms of the loan agreement, the lenders have initially provided us with a term loan of $7.5 million, with an additional $12.5 million available at any time between December 31, 2016 and May 1, 2017, subject to our successful advancement of KO-947 into Phase 1 clinical trials. Other than our term loan facility, we do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of our stockholders as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

While any amounts are outstanding under our term loan facility, we are subject to a number of affirmative and restrictive covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. If we default under our term loan facility, the lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lenders could declare a default under our term loan facility upon the occurrence of an event of default, which includes our failure to satisfy our payment obligations under the loan agreement, the breach of certain of our other covenants under the loan agreement or the occurrence of a material adverse change, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

We cannot be certain that additional funding will be available on acceptable terms, or at all. Subject to limited exceptions, our term loan facility also prohibits use from incurring indebtedness without the prior written consent of the lenders. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.

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

Our research and development programs and product candidates are at an early stage of development. As a result we are unable to predict if or when we will successfully develop or commercialize our product candidates.*

Our clinical-stage product candidate, tipifarnib, as well as our other pipeline assets are at an early stage of development and will require significant investment and regulatory approvals prior to commercialization. We currently have no product candidates beyond Phase 2 clinical trials. We commenced a Phase 2 clinical trial of tipifarnib in advanced solid tumors with the HRAS mutation in May 2015, a Phase 2 clinical trial in PTCL in September 2015 and a Phase 2 clinical trial in patients with lower risk MDS in May 2016. We anticipate initiating a Phase 2 clinical trial in patients with CMML in the second half of 2016. Our development candidate in our ERK program, KO-947, is in IND-enabling pre-clinical development, and our other programs, including our menin-MLL program, are in earlier stages of discovery and development. Each of our product candidates will require additional clinical and preclinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. In addition, our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

We cannot be certain that clinical development of tipifarnib, KO-947 or any of our other product candidates will be successful or that we will obtain regulatory approval or be able to successfully commercialize any of our product candidates and generate revenue. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the clinical trial process may fail to demonstrate that our product candidates are safe and effective for their proposed uses. Any such failure could cause us to abandon further development of any one or more of our product candidates and may delay development of other product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Tipifarnib has been studied in more than 5,000 oncology patients and was generally well tolerated and exhibited a manageable side effect profile. However, there is no guarantee that unacceptable side effects will not be identified at the doses and schedules we are using or plan to use in our clinical trials of tipifarnib. In prior studies tipifarnib demonstrated anti-cancer activity in certain patient subsets. However the anti-cancer activity observed was not sufficient to support marketing approval by the FDA in the indication in which it was sought. Although we are designing our clinical trials to target the patient subsets who we believe are most likely to benefit from treatment with tipifarnib, there is no guarantee that our clinical trials will be successful. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any new drug applications, or NDAs, with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenue.

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

Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates. We may find it difficult to enroll patients in our Phase 2 clinical trials for tipifarnib.*

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. With regard to our Phase 2 clinical trial in PTCL, we anticipate enrollment will take longer than initially planned. There are a limited number of patients with PTCL, as well as a limited number of clinical centers that treat these patients, and there is substantial competition to recruit these patients to clinical trials.

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

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.*

The risk of failure for all of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, the FDA issued a non-approval letter for tipifarnib in AML in June 2005. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. If the FDA or IRBs have comments on our study plans for our ongoing or planned Phase 2 clinical trials of tipifarnib or our planned Phase 1 clinical trial of KO-947 that we are required to address, such studies may be delayed, or may not start at all. Clinical trials may be delayed, suspended or prematurely terminated at any time by us or by the FDA or other similar regulatory agency if it is determined at any time that patients may be or are being exposed to unacceptable health risks, including risk of death, or if compounds are not manufactured in compliance with current good manufacturing practice, or cGMP, regulations or with acceptable quality. There can be no assurance that the FDA will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

•	failure to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a clinical trial design that we are able to execute;
•	delay or failure in obtaining authorization to commence a clinical trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
•	delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective clinical trial sites;
•	inability, delay, or failure in identifying and maintaining a sufficient number of clinical trial sites, many of which may already be engaged in other clinical programs;
•	delay or failure in recruiting and enrolling suitable subjects to participate in a clinical trial;
•	delay or failure in having subjects complete a clinical trial or return for post-treatment follow-up;
•	clinical sites and investigators deviating from clinical trial protocol, failing to conduct the clinical trial in accordance with regulatory requirements, or dropping out of a clinical trial;
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

Our product candidates may cause serious adverse events or have unacceptable side effects that could delay, limit or prevent their development.*

If our product candidates are associated with unacceptable side effects in preclinical or clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.

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

We have not yet initiated clinical trials of KO-947, and it is likely that there may be side effects associated with its use in humans. Any observed drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Additionally, if results of our trials for tipifarnib, KO-947 or other product candidates reveal an unacceptable frequency and severity of serious adverse events or side effects, our trials could be suspended or terminated and the FDA or comparable foreign regulatory agencies could require us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Many compounds developed in the biopharmaceutical industry that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of those compounds. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.*

As one of the central elements of our business strategy and clinical development approach, we seek to screen and identify subsets of patients with a genetic alteration who may derive meaningful benefit from our product candidates. To achieve this, certain of our programs may be dependent on the development and commercialization of a companion diagnostic. We intend to partner development of companion diagnostics for use in clinical trials and, if successful, for commercialization of our product candidates. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. Each agency that approves a product will independently need to approve the companion diagnostic before or concurrently with its approval of the product candidate, and before a product can be commercialized. The approval of a companion diagnostic as part of the product label will limit the use of the product candidate to only those patients who express the specific genetic alteration it was developed to detect. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

In our Phase 2 trial of tipifarnib in advanced cancers with HRAS mutations, patients are being enrolled based on information from the clinical sites on the patients’ tumor HRAS mutation status. Typically, this information is being obtained by the clinical sites from next-generation sequencing, or NGS, panels used by the site to characterize patients’ tumors. If the results of our Phase 2 clinical trials are positive, we plan to partner development and validation of a companion diagnostic test to aid in the selection of patients with HRAS mutant tumors in subsequent clinical trials of tipifarnib and to prepare and submit an investigational device exemption for use of the reaction-based assay in the clinical trial. We expect that the companion diagnostic test will either be a qualitative polymerase chain reaction-based assay or an NGS-based assay. The results of NGS panels being currently used at sites may not be accurate or consistent across sites, and our development of tipifarnib or a companion diagnostic may be delayed or complicated by a change in assay methodology.

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

Risks Related to Our Dependence on Third Parties

We rely on third-party contractors and organizations to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such clinical trials.*

We rely on third party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to support our pre-clinical development activities and conduct our clinical trials, including our Phase 2 clinical trials of tipifarnib. These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we are required to enter into alternative arrangements, our product development activities would be delayed.

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

Our reliance on these third parties to conduct our clinical trials will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial. Moreover, the FDA and other regulatory authorities require us to comply with good clinical practices for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We depend on third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.*

We do not own or operate facilities for the manufacture of our product candidates, and we do not have any manufacturing personnel. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. Janssen has provided us with its existing inventory of clinical supply of tipifarnib. Janssen also provided us with its existing inventory of crude drug substance and bulk key intermediate for manufacture of drug substance for tipifarnib. A portion of the clinical supply of tablets of tipifarnib provided by Janssen have a non-uniform surface where the film coating on the tablets has worn away to a varying degree. We believe this surface erosion is a cosmetic defect only and has no impact on patient safety or the effectiveness of the tablets, and an insignificant impact on taste masking. We rely, and expect to continue to rely, on third parties, for the manufacture of additional clinical supplies of tipifarnib and our other product candidates for preclinical and clinical testing. We will rely on third parties as well for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials.

The manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of drug formulation and manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We plan to use a liquid formulation of KO-947 for intravenous, or IV, dosing in any clinical trials we may conduct for KO-947. It may be more difficult to maintain stability and sterility of a liquid formulation for IV dosing, than a solid formulation. We cannot assure you that any stability, microbial contamination or other issues relating to the manufacture of the liquid formulation of KO-947, or the manufacture any of our other product candidates, will not occur.

If we experience an unexpected loss of supply of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, our business may be harmed and we may experience delays, disruptions, suspensions or terminations of, or we may be required to restart or repeat, any pending or ongoing clinical trials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, we may be required to manufacture additional supplies of our product candidates to the extent our estimates of the amounts required prove inaccurate, we suffer unexpected losses of product candidate supplies, or to the extent that we are required to have fresh product candidate supplies manufactured to satisfy regulatory requirements or specifications. Any significant delay or discontinuation in the supply a product candidate, or the raw material components thereof, due to the need to replace a contract manufacturer or other third-party manufacturer could considerably harm our business and delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. Any performance failure on the part of our existing or future manufacturers or distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

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

We may not be able to benefit from available regulatory exclusivity periods if another company obtains regulatory approval for tipifarnib before we do.*

As the composition of matter patents covering tipifarnib expire in 2016 in the United States and in countries in Europe, our commercial strategy for tipifarnib relies on obtaining other patents related to tipifarnib and on non-patent regulatory exclusivity. In the United States, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon FDA approval of an NDA for a new chemical entity, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five year exclusivity period, the FDA cannot accept for filing any abbreviated new drug application seeking approval of a generic version of that drug or any Section 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that the FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. EB Pharma has licensed rights from Janssen to develop tipifarnib in certain indications outside of our exclusive field of oncology and Janssen may license rights to other non-oncology indications to other third parties. If EB Pharma or another third party obtains regulatory approval for tipifarnib in a non-oncology indication before we obtain regulatory approval in one of our oncology indications, the five year exclusivity period would commence on the date upon which EB Pharma or another third party obtains regulatory approval, and as a result, the period of regulatory exclusivity to which we may be entitled may be reduced or eliminated and the commercial prospects for tipifarnib would be harmed as a result.

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

Any product candidate for which we obtain marketing approval will be subject to extensive post-marketing regulatory requirements and could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.*

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by FDA and other regulatory authorities. These requirements include, without limitation, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities, requirements regarding the distribution of samples to physicians, tracking and reporting of payments to physicians and other healthcare providers, and recordkeeping.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products and if we promote our products beyond their approved indications, we may be subject to enforcement action for off-label promotion. Violations of the Federal Food, Drug and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

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

Our relationships with customers and third-party payors and our general business operations will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings, among other penalties.*

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.*

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

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

Risks Related to Employee Matters, Managing Growth and Macroeconomic Conditions

We currently have a limited number of employees, are highly dependent on our Chief Executive Officer and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are an early-stage clinical development company with a limited operating history, and, as of March 31, 2016, we had only 25 employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, Antonio Gualberto, M.D., Ph.D., our Chief Medical Officer, Yi Liu, Ph.D., our Chief Scientific Officer, and Pingda Ren, Ph.D., our Senior Vice President, Chemistry and Pharmaceutical Sciences, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Additionally, Dr. Wilson currently also serves as President and Chief Executive Officer of Avidity NanoMedicines, LLC. As a result, Dr. Wilson is not able to devote all of his business time and attention to our business. Conflicts may arise in the future if there are competing demands on Dr. Wilson’s time and attention and our business may be harmed as a result.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “KURA” since November 5, 2015. From September 16, 2015 through November 4, 2015, our common stock was quoted for trading on the OTC Markets—OTCQB tier, or OTCQB, in very limited volume under the symbol “KURO.” Prior to September 16, 2015, our common stock was not publicly-traded. The high and low price per share of our common stock as reported by NASDAQ during the period from November 5, 2015 until March 31, 2016, were $9.06 and $3.22, respectively. The high and low bid quotations per share of our common stock as reported by the OTCQB during the period from September 16, 2015 through November 4, 2015 were $25.00 and $10.00, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on the NASDAQ Global

Select Market or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

The resale of shares covered by our effective shelf registration statement could adversely affect the market price of our common stock in the public market, should one develop, which result would in turn negatively affect our ability to raise additional equity capital.*

The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. We filed a registration statement with the SEC, which was declared effective on July 21, 2015, and subsequently filed a post-effective amendment to such registration statement with the SEC, which was declared effective on April 14, 2016, to register the resale of 13,947,599 shares of our common stock, which represents a substantial portion of the shares of our common stock issued in connection with the Merger. The shelf registration statement permits the resale of these shares at any time, subject to restrictions under applicable law. The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, we expect that, because there are a large number of shares registered pursuant to the shelf registration statement, the selling stockholders named in such registration statement will continue to offer shares covered by the shelf registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the shelf registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, outstanding stock options or otherwise, could result in dilution to the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders or the perception that such sales could occur could cause the market price of our common stock to decline.

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of March 31, 2016, we had 714,131 shares of common stock reserved for future issuance under our 2014 Plan and options to purchase up to an aggregate of 1,193,275 shares of common stock outstanding. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1 of each year by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2016, the initial automatic increase pursuant to the 2014 Plan occurred, resulting in 854,822 additional shares available for future grant under the 2014 Plan. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of March 31, 2016, we had 238,705 shares of common stock reserved for future issuance under our ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2016, the initial automatic increase pursuant to the ESPP occurred, resulting in 213,705 additional shares available for future grant under the ESPP. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.*

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

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

We do not intend to pay cash dividends on our capital stock in the foreseeable future.*

We have never declared or paid any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. Any payment of cash dividends in the future would depend on our financial condition, contractual restrictions, including under our term loan facility, solvency tests imposed by applicable corporate laws, results of operations, anticipated cash requirements and other factors and will be at the discretion of our board of directors. Our stockholders should not expect that we will ever pay cash or other dividends on our outstanding capital stock.

ITEM 6. EXHIBITS

See the Exhibit Index immediately following the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kura Oncology, Inc.
A Delaware corporation

Date: May 11, 2016	By: /s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2016	By: /s/ Heidi Henson
Heidi Henson
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Agreement and Plan of Merger, dated March 6, 2015, by and among the Registrant, Kura Operations, Inc. and Kura Oncology, Inc.		8-K (Exhibit 2.1)	3/12/2015	000-53058

2.2	Agreement and Plan of Merger, dated March 6, 2015, by and between the Registrant and Kura Oncology, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	3/12/2015	000-53058

3.1	Amended and Restated Certificate of Incorporation of the Registrant.		S-1 (Exhibit 3.1)	4/17/2015	333-203503

3.2	Certificate of Merger relating to the Merger of Kura Operations, Inc. with and into Kura Oncology, Inc., filed with the Secretary of State of the State of Delaware on March 6, 2015.		8-K (Exhibit 3.3)	3/12/2015	000-53058

3.3

Certificate of Ownership and Merger relating to the merger of Kura Oncology, Inc. with and into the Registrant, filed with the Secretary of State of the State of Delaware on March 6, 2015, relating to the name change of the Registrant.

			8-K (Exhibit 3.4)	3/12/2015	000-53058

3.4	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.5)	3/12/2015	000-53058

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Registration Rights Agreement, dated as of March 6, 2015, by and among Kura Oncology, Inc. and the Investors listed on Schedule A thereto.		8-K (Exhibit 4.2)	3/12/2015	000-53058

10.1+	Amended and Restated Executive Employment Agreement, effective as of January 29, 2016, by and between the Registrant and Troy E. Wilson, Ph.D., J.D.		10-K (Exhibit 10.15)	3/17/2016	001-37620

10.2+	Amended and Restated Executive Employment Agreement, effective as of January 29, 2016, by and between the Registrant and Antonio Gualberto, M.D., Ph.D.		10-K (Exhibit 10.16)	3/17/2016	001-37620

10.3+	Amended and Restated Executive Employment Agreement, effective as of January 29, 2016, by and between the Registrant and Annette North.		10-K (Exhibit 10.17)	3/17/2016	001-37620

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

+	Indicates management contract or compensatory plan.