Form 10-Q
period 2016-06-30
Kura Oncology, Inc.
filed 2016-08-10
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of the close of business on August 4, 2016, the registrant had 21,367,747 shares of Common Stock ($0.0001 par value) outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	June 30, 2016	December 31, 2015 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,112	$15,443
Short-term investments	67,978	70,303
Accounts receivable, related party	286	430
Prepaid expenses and other current assets	1,045	693
Total current assets	81,421	86,869
Property and equipment, net	55	71
Other long-term assets	268	319
Total assets	$81,744	$87,259

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,330	$4,118
Accounts payable and accrued expenses, related party	1,054	937
Total current liabilities	4,384	5,055
Long-term debt, net	7,292	—
Other long-term liabilities	27	101
Total liabilities	11,703	5,156
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 21,368 and 21,371 shares issued; and 18,743 and 18,138 shares outstanding as of June 30, 2016 and December 31, 2015, respectively, excluding 2,625 and 3,233 shares subject to repurchase as of June 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	109,577	108,484
Accumulated other comprehensive income (loss)	45	(87)
Accumulated deficit	(39,583)	(26,296)
Total stockholders' equity	70,041	82,103
Total liabilities and stockholders' equity	$81,744	$87,259
(1)

The balance sheet data at December 31, 2015 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating Expenses:
Research and development	$3,959	$3,345	$7,526	$5,949
Research and development, related party	977	1,056	2,059	2,080
General and administrative	1,838	1,492	4,203	2,529
General and administrative, related party	17	14	43	37
Total operating expenses	6,791	5,907	13,831	10,595
Other Income (Expense):
Management fee income, related party	195	300	495	600
Interest income	124	22	238	22
Interest expense	(189)	—	(189)	(42)
Interest expense, related party	—	—	—	(46)
Total other income	130	322	544	534
Net loss	$(6,661)	$(5,585)	$(13,287)	$(10,061)
Net loss per share, basic and diluted	$(0.36)	$(0.54)	$(0.72)	$(1.47)
Weighted average number of shares used in computing net loss per share, basic and diluted	18,548	10,420	18,397	6,822

Comprehensive Loss:
Net loss	$(6,661)	$(5,585)	$(13,287)	$(10,061)
Unrealized gain (loss) on marketable securities	34	(14)	132	(14)
Comprehensive loss	$(6,627)	$(5,599)	$(13,155)	$(10,075)

 See accompanying notes to condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating Activities
Net loss	$(13,287)	$(10,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	919	1,129
Non-cash license fee expense	—	500
Change in value of derivative liability	—	307
Non-cash interest expense	11	37
Non-cash interest expense, related party	—	42
Depreciation expense	15	6
Amortization of discount on marketable securities	103	37
Changes in operating assets and liabilities:
Accounts receivable, related party	144	(342)
Prepaid expenses and other current assets	(352)	(778)
Other long-term assets	51	(129)
Accounts payable and accrued expenses	(882)	1,382
Accounts payable and accrued expenses, related party	117	978
Other long-term liabilities	22	(998)
Net cash used in operating activities	(13,139)	(7,890)
Investing Activities
Maturities of marketable securities	25,800	—
Purchases of marketable securities	(23,445)	(26,260)
Purchases of property and equipment	—	(27)
Net cash provided by (used in) investing activities	2,355	(26,287)
Financing Activities
Proceeds from issuance of long-term debt, net	7,453	—
Proceeds from issuance of common stock, net	—	47,841
Proceeds from issuance of convertible notes payable	—	4,290
Proceeds from issuance of convertible notes payable, related party	—	710
Net cash provided by financing activities	7,453	52,841
Net (decrease) increase in cash and cash equivalents	(3,331)	18,664
Cash and cash equivalents at beginning of period	15,443	1,124
Cash and cash equivalents at end of period	$12,112	$19,788

Supplemental disclosure of non-cash financing activities:
Conversion of convertible notes and related accrued interest to common stock	$—	$4,327
Conversion of convertible notes and related accrued interest to common stock, related party	$—	$3,288
Financing costs included in accounts payable and accrued expenses	$—	$253

See accompanying notes to condensed financial statements.

KURA ONCOLOGY, INC.

Notes to Unaudited Condensed Financial Statements

1. Organization and Basis of Presentation

The Company

Kura Oncology, Inc., is a clinical stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. We focus on the development of small molecule product candidates that target cell signaling pathways that are important to driving the progression of certain cancers. We aim to employ molecular diagnostics to identify patients with cancers who are likely to benefit from our targeted product candidates.

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

Net Loss per Share

We calculated basic net loss per common share by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-

stock method. Dilutive common stock equivalents are comprised of unvested restricted stock awards, outstanding stock options and outstanding warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the antidilutive effect of the securities. Because of our net loss, unvested restricted stock awards representing an aggregate of 2,624,641 and 3,899,285 shares of common stock, options to purchase an aggregate of 1,178,449 and 410,000 shares of common stock and warrants to purchase an aggregate of 67,976 and zero shares of common stock are excluded from the calculation of diluted net loss per common share for the three and six months ended June 30, 2016 and 2015, respectively, due to the anti-dilutive effect of the securities.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842), which amends the existing accounting standards for accounting for leases. The amendments are to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheets and disclosure of key information about leasing arrangements. This pronouncement is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We are currently evaluating the impact these amendments will have on our condensed financial statements and the timing of when we will adopt the guidance.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 changes certain aspects of accounting for share-based payments to employees and involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Specifically, ASU 2016-09 requires that all income tax effects of share-based awards be recognized as income tax expense or benefit in the reporting period in which they occur. Additionally, ASU 2016-09 amends existing guidance to allow forfeitures of share-based awards to be recognized as they occur. Previous guidance required that share-based compensation expense include an estimate of forfeitures. We elected to early adopt ASU 2016-09 in the quarter ended June 30, 2016 with an effective date of January 1, 2016 and made a policy election to account for forfeitures as they occur. The cumulative effect of adoption was recorded in the quarter ended June 30, 2016 and had an immaterial impact to our condensed financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815), Contingent Put and Call Options in Debt Instruments. ASU 2016-06 resolves the diversity in practice resulting from two approaches to assess whether contingent call (put) options are clearly and closely related to the debt host. Specifically, ASU 2016-06 requires an entity to assess an embedded call (put) option solely in accordance with the four-step decision sequence approach. We elected to early adopt ASU 2016-06 in the quarter ended June 30, 2016 with an effective date of January 1, 2016 and there was no impact to our condensed financial statements.

3. Available-for-Sale Securities

We invest in available-for-sale securities consisting of money market funds, U.S. Treasury securities, corporate debt securities, commercial paper and government sponsored entities securities. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $9.7 million and $13.0 million as of June 30, 2016 and December 31, 2015, respectively. The following tables summarize, by major security type, our available-for-sale securities with maturities of more than three months from the date of purchase classified as short-term investments, in thousands:

		As of June 30, 2016
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	2 or less	$26,007	$39	$—	$26,046
Corporate debt securities	1 or less	16,252	7	(3)	16,256
Commercial paper	1 or less	14,656	—	—	14,656
Government sponsored entities	1 or less	11,018	2	—	11,020
Total		$67,933	$48	$(3)	$67,978

		As of December 31, 2015
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	2 or less	$16,007	$—	$(18)	$15,989
Corporate debt securities	2 or less	22,758	—	(48)	22,710
Commercial paper	1 or less	18,367	—	—	18,367
Government sponsored entities	2 or less	13,258	—	(21)	13,237
Total		$70,390	$—	$(87)	$70,303

Our available-for-sale investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of June 30, 2016, $65.0 million of our investments had maturities less than one year and $3.0 million had maturities between one to two years. There were no realized gains or losses for the three and six months ended June 30, 2016. As of June 30, 2016, $14.2 million of our marketable securities were in gross unrealized loss positions, all of which had been in such position for less than twelve months. We reviewed our marketable securities as of June 30, 2016 and determined that the unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that all securities have been in an unrealized loss position for less than twelve months. In addition, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis. As of June 30, 2016, we had not recognized any such impairment in our condensed financial statements.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	As of June 30, 2016
	Total Estimated Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$9,686	$9,686	$—

Short-term investments:
U.S. Treasury securities	26,046	26,046	—
Corporate debt securities	16,256	—	16,256
Commercial paper	14,656	—	14,656
Government sponsored entities	11,020	—	11,020
Total short-term investments	67,978	26,046	41,932
	$77,664	$35,732	$41,932

	As of December 31, 2015
	Total Estimated Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$12,984	$12,984	$—

Short-term investments:
U.S. Treasury securities	15,989	15,989	—
Corporate debt securities	22,710	—	22,710
Commercial paper	18,367	—	18,367
Government sponsored entities	13,237	—	13,237
Total short-term investments	70,303	15,989	54,314
	$83,287	$28,973	$54,314

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy. See Note 6, Long-Term Debt, for further discussion of our term loan facility.

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following, in thousands:

	June 30, 2016	December 31, 2015
Accounts payable	$199	$902
Accrued compensation and benefits	932	1,282
Other accrued expenses	2,199	1,934
Total accounts payable and accrued expenses	$3,330	$4,118

6. Long-Term Debt

On April 27, 2016, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank, or the Lenders, pursuant to which the Lenders provided a loan facility of up to $20.0 million. Upon entering into the Loan Agreement, we borrowed $7.5 million from the Lenders, or Term A Loan. We may, at our sole discretion, borrow up to an additional $12.5 million at any time between December 31, 2016 and May 1, 2017, or Term B Loan, and together with the Term A Loan, the Term Loans, subject to our successful advancement of KO-947, a small molecule inhibitor of extracellular signal regulated kinase, into Phase 1 clinical trials. In addition, each Term B Loan must be in an amount equal to the lesser of $5.0 million or the amount that is remaining under the Term B Loan.

All of the Term Loans will mature on November 1, 2020, or Maturity Date. Repayment of the Term Loans is interest only through May 1, 2018, followed by 30 equal monthly payments of principal plus accrued interest commencing on June 1, 2018. The per annum interest rate for any outstanding Term Loans is the greater of (i) 7.75% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.25%. In addition, a final payment of 7.50% of the amounts of the Term Loans drawn will be due on the earlier of the Maturity Date, acceleration of any Term Loan, or prepayment of the Term Loans. In connection with the Term A Loan, a final payment of approximately $0.6 million will be due and is being accrued through interest expense using the effective interest method. If we elect to prepay the Term Loans, a prepayment fee equal to 1%, 2% or 3% of the principal balance will also be due, depending upon when the prepayment occurs. We will also be required to pay an unused fee on the earlier of May 2, 2017 or prior repayment of the Term Loans in an amount equal to (a) 2.00% multiplied by (b) $20.0 million minus the aggregate amount of the Term Loans drawn on or before May 1, 2017.

We are subject to customary affirmative and restrictive covenants under the term loan facility. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement.

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of Lenders’ lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement. The conditional exercisable call option related to the event of default is considered to be an embedded derivative which is required to be bifurcated and accounted for as a separate financial instrument. In the periods presented, the value of the embedded derivative is not material, but could become material in future periods if an event of default became more probable than is currently estimated. As of June 30, 2016, we were in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

In connection with the Term A Loan, we issued to the Lenders warrants to purchase up to 67,976 shares of our common stock at an exercise price of $3.31 per share, or the Warrants. The Warrants are exercisable, in whole or in part, and will terminate on the earlier of April 27, 2026 or the closing of certain merger or consolidation transactions. The Warrants were valued using the Black-Scholes option pricing model with the following assumptions: volatility of 70.92%, expected term of ten years, risk-free interest rate of 2.11% and a zero dividend yield. The fair value of the Warrants was approximately $172,000 upon issuance, which was recorded as a debt discount and is being amortized to interest expense using the effective interest method through the scheduled maturity date.

If we borrow under the Term B Loan, upon the funding of the Term B Loan, we will issue to the Lenders additional warrants to purchase shares of our common stock equal to 3.00% of each Term B Loan amount divided by the lower of (i) the ten day average closing price of our common stock reported on the NASDAQ Global Select Market prior to funding or (ii) the closing price of our common stock reported on the NASDAQ Global Select Market on the day prior to funding. Such lower amount of (i) and (ii) above will also be the exercise price per share for such warrants. The terms of such warrants would be substantially the same as those contained in the Warrants.

The following table summarizes future minimum payments under the term loan facility as of June 30, 2016, in thousands:

Year Ending December 31,
2016	$352
2017	589
2018	2,305
2019	3,344
2020	3,421
Total future minimum payments	10,011
Less: interest payments	(2,511)
Principal amount of long-term debt	7,500
Less: Unamortized discount	(208)
Long-term debt, net of unamortized discount	7,292
Current portion of long-term debt	—
Long-term debt, net	$7,292

7. Equity Incentive Plan

The following table summarizes share-based compensation expense for all equity awards granted, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$231	$404	$547	$1,007
General and administrative	198	81	372	122
Total share-based compensation expense	$429	$485	$919	$1,129

For the three months ended June 30, 2016 and 2015, we recognized share-based compensation expense related to stock options of $251,000 and $89,000, respectively, of which $5,000 and $15,000 related to non-employee stock options, respectively. For the six months ended June 30, 2016 and 2015, we recognized share-based compensation expense related to stock options of $0.5 million and $89,000, respectively, of which $13,000 and $15,000 related to non-employee stock options, respectively.

For the three months ended June 30, 2016 and 2015, we recognized share-based compensation expense related to restricted stock awards totaling $179,000 and $397,000, respectively, of which $146,000 and $364,000 related to non-employee restricted stock awards, respectively. For the six months ended June 30, 2016 and 2015, we recognized share-based compensation expense related to restricted stock awards totaling $418,000 and $1.0 million, respectively, of which $352,000 and $1.0 million related to non-employee restricted stock awards, respectively. As of June 30, 2016, unrecognized compensation costs related to employee stock options and restricted stock awards were approximately $3.3 million and $294,000, respectively, which are expected to be recognized over a weighted average period of approximately 3.1 years and 2.2 years, respectively.

8. Related Party Transactions

Our president and chief executive officer is also the sole managing member of our affiliated company Araxes Pharma LLC, or Araxes. Four individuals are significant stockholders of each of us and Araxes. The following is a summary of all transactions with Araxes for the six months ended June 30, 2016:

•	Facility Sublease

We sublease office space from Wellspring Biosciences LLC, or Wellspring, a wholly owned subsidiary of Araxes. For the three months ended June 30, 2016 and 2015, rent expense related to this sublease was $26,000 and $24,000, respectively. For the six months ended June 30, 2016 and 2015, rent expense related to this sublease was $53,000 and $49,000, respectively. Pursuant to the terms of the sublease as amended in June 2016, the sublease will expire on October 31, 2019.

•	Management Fees

Effective April 2016, we amended our management services agreement with Araxes. Under the amendment, Araxes pays us a fixed fee of $65,000 per month for management services, which is reduced from the fixed fee of $100,000 per month. In addition, the agreement allows for Araxes to reimburse us an amount equal to the number of full time equivalents, or FTE, performing research and development services for Araxes, at an annual FTE rate of approximately $350,000, plus actual expenses as reasonably incurred. The initial term expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended June 30, 2016 and 2015, we recorded reimbursements of $85,000 and $72,000, respectively, and for the six months ended June 30, 2016 and 2015, we recorded reimbursements of $191,000 and $121,000, respectively, for research and development services provided to Araxes, which was recorded as a reduction to research and development expenses on the condensed statements of operations and comprehensive loss. As of June 30, 2016 and December 31, 2015, $286,000 and $430,000 related to management fees and reimbursements of research and development services, respectively, are included in accounts receivable, related party on the condensed balance sheets.

•	Services Agreement

We have a services agreement with Wellspring which allows for payment of research and development services provided to us of an amount equal to the number of FTE’s performing the services, at an annual FTE rate of $400,000, plus actual expenses as reasonably incurred. The initial term of this services agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended June 30, 2016 and 2015, we recognized $1.0 million and $1.1 million, respectively, and for the six months ended June 30, 2016 and 2015, we recognized $2.2 million in both periods from research and development services provided to us under this agreement as research and development expense, related party on the condensed statements of operations and comprehensive loss. As of June 30, 2016 and December 31, 2015, $1.0 million and $0.9 million, respectively, related to research and development services under this agreement are included in accounts payable and accrued expenses on the condensed balance sheets.

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

Overview

We are a clinical stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. We focus on the development of small molecule product candidates that target cell signaling pathways that are important to driving the progression of certain cancers. We aim to employ molecular diagnostics to identify patients with cancers who are likely to benefit from our targeted product candidates.

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

We are developing our lead product candidate, tipifarnib, a farnesyl transferase inhibitor, in both solid tumors and blood cancers based on previously generated clinical data, preclinical data and our identification of potential molecular biomarkers. We in-licensed tipifarnib from Janssen Pharmaceutica NV, or Janssen, a foreign entity headquartered in Belgium and an affiliate of Johnson &

Johnson, in December 2014. We are currently studying tipifarnib in three company sponsored Phase 2 clinical studies: the first is in patients with locally advanced solid tumors that carry Harvey rat sarcoma viral oncogene homolog, or HRAS, mutations; the second is in patients with peripheral T-cell lymphomas, or PTCL; and the third is in patients with lower risk myelodysplastic syndromes, or MDS. Tipifarnib is also being evaluated in an investigator sponsored trial in patients with urothelial carcinoma tumors characterized by HRAS mutations. In addition to our ongoing clinical trials, we plan to initiate a Phase 2 clinical trial of tipifarnib in patients with chronic myelomonocytic leukemia, or CMML, in the second half of 2016. Our pipeline also includes two preclinical programs. We are advancing KO-947, a small molecule inhibitor of extracellular-signal-regulated kinase, or ERK, as a potential treatment for patients with tumors that have mutations in, or other dysregulation of, the mitogen-activated protein kinase, signaling pathway, including pancreatic cancer, colorectal cancer, non-small cell lung cancer, head and neck cancer and melanoma. We anticipate submitting an investigational new drug application, or IND, for KO-947 to the Food and Drug Administration, or FDA, in the second half of 2016 and commencing a Phase 1 clinical trial in the first half of 2017. We are also developing orally available, small molecule inhibitors of the menin-mixed lineage leukemia, or menin-MLL, fusion protein interaction, which are currently in lead optimization as a potential treatment for patients with acute leukemias involving translocations or partial tandem duplications of the MLL gene. Our goal is to nominate a development candidate for our menin-MLL program in the second half of 2016.

Liquidity Overview

Our accumulated deficit was $39.6 million as of June 30, 2016. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the research and clinical development of, and seek regulatory approval for, our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year. As of June 30, 2016, we had cash, cash equivalents and short-term investments of $80.1 million. In April 2016, we received approximately $7.5 million in net proceeds from our term loan facility, with an additional $12.5 million available between December 31, 2016 and May 1, 2017, subject to our successful advancement of KO-947 into Phase 1 clinical trials. Although we expect our existing cash, cash equivalents and short-term investments will be sufficient to fund our current operations into 2018, our development programs will require significant additional funds. We may also need to raise additional funds sooner than expected to pursue other development activities related to our pipeline programs. We may seek to obtain additional financing in the future through equity or debt financings, or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of salaries, benefits and other personnel costs, preclinical and clinical trial costs, manufacturing costs for non-commercial products and research and development facilities costs. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses (in other research and development projects or otherwise) and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of June 30, 2016, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

Since inception through June 30, 2016, we had incurred an aggregate of approximately $30.0 million in research and development expenses related to the in-licensing and development of our product candidates and pipeline programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in the continued development of our product candidates and our other pipeline programs. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. Our future research and development expenses will depend on the preclinical and clinical success of each product candidate that we develop, as well as ongoing assessments of the commercial potential of such product candidates. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Other Income (Expense)

Other income (expense) consists primarily of management fee income, interest income and interest expense. Management fee income is earned in accordance with the management services agreement, as amended, with our affiliated company Araxes Pharma LLC. Interest expense consists of interest on long-term debt and convertible notes.

Income Taxes

We have incurred net losses and have not recorded any U.S. federal or state income tax benefits for the losses as they have been offset by valuation allowances.

Results of Operations

The following table sets forth our results of operations and changes for the three and six months ended June 30, 2016 and 2015, in thousands:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase
Research and development expenses	$4,936	$4,401	$535	$9,585	$8,029	$1,556
General and administrative expenses	1,855	1,506	349	4,246	2,566	1,680
Other income, net	130	322	(192)	544	534	10

Comparison of the Three Months Ended June 30, 2016 and 2015

Research and Development Expenses. The increase in research and development expenses for the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to increases of $0.8 million in outsourced clinical development costs and $0.1 million in personnel costs, offset in part by decreases of $0.2 million in license fees and $0.2 million in share-based compensation. We expect to incur substantial research and development expenses during the remainder of 2016 as we continue clinical development activities for our tipifarnib product candidate, prepare for the IND submission for KO-947 and further research and development of our other programs.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to an increase of $0.1 million in patent related costs and increased costs associated with being a public company, which included increases of $0.1 million in share-based compensation and $0.1 million in corporate expenses. We expect to incur substantial general and administrative expenses during the remainder of 2016 to support our planned increase in research and development activities and maintain activities associated with being a public company.

Other income, net. The decrease in other income, net, for the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to an increase of $0.2 million in interest expense related to our long-term debt.

Comparison of the Six Months Ended June 30, 2016 and 2015

Research and Development Expenses. The increase in research and development expenses for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to increases of $1.4 million in outsourced clinical development costs, $0.7 million in outsourced research contracts and $0.6 million in personnel costs, offset in part by decreases of $0.8 million in license fees and $0.5 million in share-based compensation.

General and Administrative Expenses. The increase in general and administrative expenses for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to an increase of $0.5 million in patent related costs and increased costs associated with being a public company, which included increases of $0.4 million in personnel costs, $0.3 million in professional and consulting fees, $0.3 million in corporate expenses and $0.3 million in share-based compensation.

Other income, net. The increase in other income, net, for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to an increase in interest income on our short-term investments of $0.2 million, offset by an increase of $0.1 million in interest expense and a decrease of $0.1 million in management fee income.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings. We have devoted our resources to funding our research and development programs, including discovery research, preclinical and clinical development activities. As of June 30, 2016, we had cash, cash equivalents and short-term investments of $80.1 million.

In April 2016, we entered into a loan and security agreement, or loan agreement, with Oxford Finance LLC and Silicon Valley Bank, or collectively referred to as the lenders, providing for up to $20.0 million in a series of term loans. Under the loan agreement, we have borrowed $7.5 million, or Term A Loan, and may borrow up to an additional $12.5 million at any time between December 31, 2016 and May 1, 2017, or Term B Loan, and together with Term A Loan, the Term Loans, subject to our successful advancement of KO-947 into Phase 1 clinical trials. All of the Term Loans mature on November 1, 2020, or Maturity Date. Repayment on the Term Loans is interest only through May 1, 2018, followed by 30 equal monthly payments of principal plus accrued interest commencing on June 1, 2018. The per annum interest rate for any outstanding Term Loans is the greater of (i) 7.75% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.25%. In addition, a final payment of 7.50% of the amounts of the term loans drawn will be due on the earlier of the Maturity Date, acceleration or prepayment of the Term Loans. If we elect to prepay the Term Loans, a prepayment fee equal to 1%, 2% or 3% of the principal balance also will be due, depending upon when the prepayment occurs. We will also be required to pay an unused fee on the earlier of May 2, 2017 or prior repayment of the Term Loans in an amount equal to (a) 2.00% multiplied by (b) $20.0 million minus the aggregate amount of the term loans drawn on or before May 1, 2017. See Note 6, Long-Term Debt, in the Notes to Unaudited Condensed Financial Statements for further details of the term loan facility. Our obligations under the loan agreement are secured by substantially all of our assets other than our intellectual property, but including proceeds from the sale, licensing or other disposition of our intellectual property. Our intellectual property is subject to negative covenants, which, among other things, prohibit us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property, subject to limited exceptions.

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

We have incurred operating losses since inception and negative cash flows from operating activities. As of June 30, 2016, we had an accumulated deficit of $39.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. To date, we have not generated any revenues from product sales, and we do not have any approved products. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We are subject to all of the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, collaborations, strategic partnerships and licensing arrangements. Other than our term loan facility, we do not have any committed external source of funds. Additional capital may not be available on reasonable terms, if at all. Subject to limited exceptions, our term loan facility also prohibits us from incurring indebtedness without the prior written consent of the lenders. To the extent that we raise additional capital through the sale of stock or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be unable to carry out our business plan. As a result we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our product candidates even if we would otherwise prefer to develop and commercialize such product candidates ourselves, and our business, financial condition and results of operations would be materially adversely affected.

The following table provides a summary of our net cash flow activities for the six months ended June 30, 2016 and 2015, in thousands:

	Six Months Ended
	June 30,
	2016	2015
Net cash used in operating activities	$(13,139)	$(7,890)
Net cash provided by (used in) investing activities	2,355	(26,287)
Net cash provided by financing activities	7,453	52,841

The increase in net cash used in operating activities for the six months ended June 30, 2016 as compared to the same period of the prior year was primarily due to a higher net loss of $3.2 million and a $3.1 million increase in payments of accounts payable and accrued expenses during the six months ended June 30, 2016, offset by $1.0 million in payments of other long-term liabilities in the prior year period.

Net cash provided by investing activities for the six months ended June 30, 2016 consisted of $25.8 million of proceeds from maturities of marketable securities, offset by $23.4 million in purchases of marketable securities. Net cash used in investing activities for the six months ended June 30, 2015 consisted mainly of $26.3 million in purchases of marketable securities.

Net cash provided by financing activities for the six months ended June 30, 2016 consisted of $7.5 million in net proceeds from the issuance of long-term debt. Net cash provided by financing activities for the six months ended June 30, 2015 consisted of $47.8 million in net proceeds from the issuance of common stock in March 2015 and $5.0 million in proceeds from the issuance of convertible notes.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

In connection with the issuance of long-term debt in the quarter ended June 30, 2016, we have developed additional internal controls over our processes for the measurement and recording of the long-term debt. Except for these changes related to the measurement and recording of the long-term debt, there have been no changes in our internal control over financial reporting that occurred during our most recent quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates. We may find it difficult to enroll patients in our clinical trials for tipifarnib.*

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment.

In addition to the potentially small populations for our clinical trials of tipifarnib, the eligibility criteria of our clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. Additionally, the process of finding and diagnosing patients may prove costly. We also may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidate under study including the number and frequency of study required procedures and tests, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical study sites for prospective patients, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed.

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

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.*

The risk of failure for all of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, the FDA issued a non-approval letter for tipifarnib in acute myeloid leukemia in June 2005. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. We have experienced a delay in completing the manufacture of clinical supplies of KO-947 which has resulted in a delay in submitting an IND for KO-947. We currently anticipate commencing a Phase 1 trial of KO-947 in the first half of 2017, however, if we are unable to timely complete the manufacture of clinical supplies of KO-947, our clinical trial may be further delayed, or may not start at all. If the FDA or IRBs have comments on our study plans for our ongoing or planned Phase 2 clinical trials of tipifarnib or our planned Phase 1 clinical trial of KO-947 that we are required to address, such studies may be delayed, or may not start at all. Clinical trials may be delayed, suspended or prematurely terminated at any time by us or by the FDA or other similar regulatory agency if it is determined at any time that patients may be or are being exposed to unacceptable health risks, including risk of death, or if compounds are not manufactured in compliance with current good manufacturing practice, or cGMP, regulations or with acceptable quality. There can be no assurance that the FDA will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

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

Tipifarnib has been studied in more than 5,000 oncology patients and was generally well tolerated and exhibited a manageable side effect profile. The most common hematologic adverse events of any grade were neutropenia (low white blood cell count), anemia and thrombocytopenia (low platelet count). The most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting), fatigue and rash. Treatment discontinuation across the prior tipifarnib clinical studies has been in the range of approximately 20-25%. There is no guarantee that additional or more severe side effects will not be identified through further clinical studies. Rights to develop tipifarnib in virology indications have been granted by Janssen to EB Pharma LLC, or EB Pharma, a subsidiary of Eiger BioPharmaceuticals. Undesirable side effects may be identified in clinical trials that EB Pharma may conduct in virology indications, which may negatively impact the development, commercialization or potential value of tipifarnib.

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

In our Phase 2 clinical trial of tipifarnib in advanced cancers with HRAS mutations, patients are being enrolled based on information from the clinical sites on the patients’ tumor HRAS mutation status. Typically, this information is being obtained by the clinical sites from next-generation sequencing, or NGS, panels used by the site to characterize patients’ tumors. If the results of our Phase 2 clinical trials are positive and we validate our biomarker hypotheses in those clinical trials, we plan to partner development and validation of companion diagnostic tests to aid in the selection of patients in subsequent clinical trials of tipifarnib and to prepare and submit an investigational device exemption, or IDE, for use of the companion diagnostic in the clinical trial. Any delay or failure by us or our third-party collaborators to develop or obtain IDE approval for use of companion diagnostics in our clinical trials of tipifarnib could delay or prevent us from commencing or completing our clinical trials. We expect that the companion diagnostic tests will either be a qualitative polymerase chain reaction-based assay or an NGS-based assay. The results of NGS panels being currently used at sites may not be accurate or consistent across sites, and our development of tipifarnib or a companion diagnostic may be delayed or complicated by a change in assay methodology.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. To date, the FDA has required premarket approval of all companion diagnostics for cancer therapies. We and our third-party collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our product candidates.

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

The manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of drug formulation and manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We plan to use either a liquid or lyophilized formulation of KO-947 for intravenous, or IV, dosing in any clinical trials we may conduct for KO-947. Our current liquid formulation of KO-947 does not demonstrate stability characteristics consistent with our specifications, which has resulted in a delay in the completion of our manufacturing activities for clinical supplies of KO-947 and a delay in submitting an IND for KO-947. Accordingly, we are continuing our formulation development work to seek to improve the stability characteristics of our liquid formulation of KO-947 to be suitable for use in clinical trials. It may be more difficult to maintain stability and sterility of a liquid formulation than a lyophilized formulation for IV dosing. It may also be more difficult to maintain stability and sterility of liquid or lyophilized formulations for IV dosing than solid formulations for oral dosing. We cannot assure that we will be able to improve the stability characteristics of the liquid formulation of KO-947 or that any microbial contamination or other issues relating to the manufacture of the liquid formulation of KO-947, or the manufacture any of our other product candidates, will not occur. We are also developing a lyophilized formulation of KO-947 to seek to improve the stability of KO-947. We may be unable to develop a lyophilized formulation with stability and sterility characteristics that are acceptable to us or the FDA.

If we are unable to develop a formulation of KO-947 with acceptable stability and sterility characteristics, or experience an unexpected delay or loss of supply of any of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, our business may be harmed and we may experience delays, disruptions, suspensions or terminations of, or we may be required to restart or repeat, any pending or ongoing clinical trials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, we may be required to manufacture additional supplies of our product candidates to the extent our estimates of the amounts required prove inaccurate, we suffer unexpected losses of product candidate supplies, or to the extent that we are required to have fresh product candidate supplies manufactured to satisfy regulatory requirements or specifications. Any significant delay or discontinuation in the supply of a product candidate, or the raw material components thereof, due to the need to replace a supplier, contract manufacturer or other third-party manufacturer, could considerably harm our business and delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. Any performance failure on the part of our existing or future manufacturers, suppliers or distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

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

We may not be able to benefit from available regulatory exclusivity periods if another company obtains regulatory approval for tipifarnib before we do.*

As the composition of matter patents covering tipifarnib expire in the second half of 2016 in the United States and in countries in Europe, our commercial strategy for tipifarnib relies on obtaining other patents related to tipifarnib and on non-patent regulatory exclusivity. In the United States, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon FDA approval of an NDA for a new chemical entity, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five year exclusivity period, the FDA cannot accept for filing any abbreviated new drug application seeking approval of a generic version of that drug or any Section 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that the FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. EB Pharma has licensed rights from Janssen to develop tipifarnib in virology indications. If EB Pharma obtains regulatory approval for tipifarnib in a virology indication before we obtain regulatory approval in one of our oncology or other non-virology indications, the five year exclusivity period would commence on the date upon which EB Pharma obtains regulatory approval, and as a result, the period of regulatory exclusivity to which we may be entitled may be reduced or eliminated and the commercial prospects for tipifarnib would be harmed as a result.

Additionally, if EB Pharma obtains approval of tipifarnib for a virology indication, EB Pharma may sell tipifarnib at a lower price, which could adversely affect the price at which we could sell tipifarnib for oncology or other non-virology indications.

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

Our patent rights may not protect our patent protected products and product candidates if competitors devise ways of making products that compete with us without legally infringing our patent rights. For example, our patent rights in tipifarnib are limited in ways that affect our ability to exclude third parties from competing against us. In particular, the patent term for the composition of matter patents covering the active pharmaceutical ingredient, or API, of tipifarnib expire in the second half of 2016 in the United States, countries in Europe and other jurisdictions. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. Patent term extension may be available in the United States to account for regulatory delays in obtaining human marketing approval for tipifarnib; however, only one patent may be extended per marketed compound. Under our license agreement with Janssen, we and Janssen agree to cooperate in obtaining available patent term extensions. We and

Janssen may not reach agreement and no patent term extension may be obtained. Additionally, the applicable authorities, including the U.S. Patent and Trademark Office, or U.S. PTO, and the FDA, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to patents, or may grant more limited extensions than requested. If this occurs, our competitors who obtain the requisite regulatory approval can offer products with the same API as tipifarnib so long as the competitors do not infringe any method of use or formulations patents that we may hold. Competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

If we breach any of the agreements under which we license from third parties the commercialization rights to our product candidates, we could lose license rights that are important to our business and our operations could be materially harmed.*

We have in-licensed from Janssen the use, development and commercialization rights in all indications other than virology, for our lead product candidate, tipifarnib. We have also in-licensed rights to potential product candidates in other programs in our pipeline. As a result, our current business plans are dependent upon our satisfaction of certain conditions to the maintenance of the Janssen agreement and the rights we license under it and our other in-license agreements. The Janssen license agreement provides that we are subject to diligence obligations relating to the commercialization and development of tipifarnib, milestone payments, royalty payments and other obligations. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of our license agreement with Janssen, or any of our other license agreements or license agreements we may enter into on which our business or product candidates are dependent, Janssen or other licensors may have the right to terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain product candidates, including, with respect to our license agreement with Janssen, tipifarnib. The loss of the rights licensed to us under our license agreement with Janssen, or our other license agreements or any future license agreement that we may enter granting us rights on which our business or product candidates are dependent, would eliminate our ability to further develop the applicable product candidates and would materially harm our business, prospects, financial condition and results of operations.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. PTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We may not be successful in obtaining or maintaining necessary rights for our development pipeline through acquisitions and in-licenses.*

Presently we have rights to intellectual property to develop tipifarnib in all fields other than virology, including patents and patent applications we exclusively licensed from Janssen, as well as exclusive worldwide licenses for all therapeutic indications for certain compounds in our other programs, including in our menin-MLL program. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. Additionally, a companion diagnostic may require that we or a third-party collaborator developing the diagnostic acquire proprietary rights held by third parties, which may not be available. We may be unable to acquire or in-license any compositions, methods of use, or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

Risks Related to Employee Matters, Managing Growth and Macroeconomic Conditions

We currently have a limited number of employees, are highly dependent on our Chief Executive Officer and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are an early-stage clinical development company with a limited operating history, and, as of June 30, 2016, we had only 24 employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, Antonio Gualberto, M.D., Ph.D., our Chief Medical Officer, Yi Liu, Ph.D., our Chief Scientific Officer, and Pingda Ren, Ph.D., our Senior Vice President, Chemistry and Pharmaceutical Sciences, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Additionally, Dr. Wilson currently also serves as President and Chief Executive Officer of Avidity NanoMedicines, LLC. As a result, Dr. Wilson is not able to devote all of his business time and attention to our business. Conflicts may arise in the future if there are competing demands on Dr. Wilson’s time and attention and our business may be harmed as a result.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “KURA” since November 5, 2015. From September 16, 2015 through November 4, 2015, our common stock was quoted for trading on the OTC Markets—OTCQB tier, or OTCQB, in very limited volume under the symbol “KURO.” Prior to September 16, 2015, our common stock was not publicly-traded. The high and low price per share of our common stock as reported by NASDAQ during the period from November 5, 2015 until June 30, 2016, were $9.06 and $2.54, respectively. The high and low bid quotations per share of our common stock as reported by the OTCQB during the period from September 16, 2015 through November 4, 2015 were $25.00 and $10.00, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on the NASDAQ Global Select Market or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

We are an emerging growth company and a smaller reporting company, which will allow us to take advantage of certain reduced disclosure obligations as a public reporting company that may make our common stock less attractive to investors.*

We are an “emerging growth company” under the Jumpstart Our Business Startups Act and a “smaller reporting company” as defined in applicable rules under the Exchange Act. As an emerging growth company and a smaller reporting company, we are eligible to take advantage of certain extended accounting standards and exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for those classifications. For instance, we are exempt from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and financial statements, commonly known as an “auditor discussion and analysis”; we are not required to hold a nonbinding advisory stockholder vote on executive compensation or any golden parachute payments not previously approved by stockholders; we are not required to comply with the requirement of auditor attestation of management’s assessment of internal control over financial reporting, which is required for some other public reporting companies by Section 404 of the Sarbanes-Oxley Act; we are eligible for reduced disclosure obligations regarding executive compensation in our periodic and annual reports; and we are eligible for reduced financial statement disclosure in any registration statements under the Securities Act or reports under the Exchange Act that we may file. For as long as we continue to be an emerging growth company and/or a smaller reporting company, which we anticipate will be for the foreseeable future, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications. As a result, our publicly available disclosure may not be as robust or comprehensive as that of other public reporting companies that do not qualify for those classifications.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, outstanding stock options, warrants, or otherwise, could result in dilution to the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders or the perception that such sales could occur could cause the market price of our common stock to decline.

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of June 30, 2016, we had 731,770 shares of common stock reserved for future issuance under our 2014 Plan and options to purchase up to an aggregate of 1,178,449 shares of common stock outstanding. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1 of each year by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2016, the initial automatic increase pursuant to the 2014 Plan occurred, resulting in 854,822 additional shares available for future grant under the 2014 Plan. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of June 30, 2016, we had 238,705 shares of common stock reserved for future issuance under our ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2016, the initial automatic increase pursuant to the ESPP occurred, resulting in 213,705 additional shares available for future grant under the ESPP. In connection with the Term A Loan, we issued to the lenders warrants to purchase up to 67,976 shares of our common stock at an exercise price of $3.31 per share and if we borrow under Term B Loan, upon the funding of Term B Loan, we will issue to the lenders additional warrants to purchase shares of our common stock. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.*

Our amended and restated certificate of incorporation, as amended, and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation, as amended, and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

Kura Oncology, Inc.
A Delaware corporation

Date: August 10, 2016	By: /s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2016	By: /s/ Heidi Henson
Heidi Henson
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Agreement and Plan of Merger, dated March 6, 2015, by and among the Registrant, Kura Operations, Inc. and Kura Oncology, Inc.		8-K (Exhibit 2.1)	3/12/2015	000-53058

2.2	Agreement and Plan of Merger, dated March 6, 2015, by and between the Registrant and Kura Oncology, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	3/12/2015	000-53058

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	5/16/2016	001-37620

3.2	Certificate of Merger relating to the Merger of Kura Operations, Inc. with and into Kura Oncology, Inc., filed with the Secretary of State of the State of Delaware on March 6, 2015.		8-K (Exhibit 3.3)	3/12/2015	000-53058

3.3

Certificate of Ownership and Merger relating to the merger of Kura Oncology, Inc. with and into the Registrant, filed with the Secretary of State of the State of Delaware on March 6, 2015, relating to the name change of the Registrant.

			8-K (Exhibit 3.4)	3/12/2015	000-53058

3.4	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	5/16/2016	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Registration Rights Agreement, dated as of March 6, 2015, by and among Kura Oncology, Inc. and the Investors listed on Schedule A thereto.		8-K (Exhibit 4.2)	3/12/2015	000-53058

4.3	Warrant to Purchase Stock by Registrant on April 27, 2016 to Oxford Finance LLC.	X

4.4	Warrant to Purchase Stock by Registrant on April 27, 2016 to Silicon Valley Bank.	X

10.1	First Amendment to Management Services Agreement, effective as of April 1, 2016, by and between the Registrant and Araxes Pharma LLC.	X

10.2	Loan and Security Agreement, dated as of April 27, 2016, by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank.	X

10.3	Amendment No. 1 to License Agreement, dated June 6, 2016, by and between the Registrant and Janssen Pharmaceutica NV.	X

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.4	2nd Amendment to Sublease, dated June 9, 2016, by and between the Registrant and Wellspring Biosciences LLC.	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X