Form 10-Q
period 2016-09-30
Kura Oncology, Inc.
filed 2016-11-07
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of the close of business on November 2, 2016, the registrant had 21,367,747 shares of Common Stock ($0.0001 par value) outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	September 30, 2016	December 31, 2015 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,783	$15,443
Short-term investments	67,785	70,303
Accounts receivable, related party	261	430
Prepaid expenses and other current assets	886	693
Total current assets	75,715	86,869
Property and equipment, net	47	71
Other long-term assets	542	319
Total assets	$76,304	$87,259

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$4,184	$4,118
Accounts payable and accrued expenses, related party	1,088	937
Total current liabilities	5,272	5,055
Long-term debt, net	7,308	—
Other long-term liabilities	58	101
Total liabilities	12,638	5,156
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 21,368 and 21,371 shares issued; and 19,045 and 18,138 shares outstanding as of September 30, 2016 and December 31, 2015, respectively, excluding 2,323 and 3,233 shares subject to repurchase as of September 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	110,162	108,484
Accumulated other comprehensive income (loss)	11	(87)
Accumulated deficit	(46,509)	(26,296)
Total stockholders' equity	63,666	82,103
Total liabilities and stockholders' equity	$76,304	$87,259
(1)

The balance sheet data at December 31, 2015 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating Expenses:
Research and development	$4,305	$3,642	$11,831	$9,591
Research and development, related party	1,011	993	3,070	3,073
General and administrative	1,717	1,779	5,920	4,308
General and administrative, related party	25	14	68	51
Total operating expenses	7,058	6,428	20,889	17,023
Other Income (Expense):
Management fee income, related party	195	300	690	900
Interest income	131	38	369	60
Interest expense	(194)	—	(383)	(42)
Interest expense, related party	—	—	—	(46)
Total other income	132	338	676	872
Net loss	$(6,926)	$(6,090)	$(20,213)	$(16,151)
Net loss per share, basic and diluted	$(0.37)	$(0.57)	$(1.09)	$(1.98)
Weighted average number of shares used in computing net loss per share, basic and diluted	18,850	10,723	18,549	8,136

Comprehensive Loss:
Net loss	$(6,926)	$(6,090)	$(20,213)	$(16,151)
Unrealized gain (loss) on marketable securities	(34)	15	98	1
Comprehensive loss	$(6,960)	$(6,075)	$(20,115)	$(16,150)

 See accompanying notes to condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities
Net loss	$(20,213)	$(16,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,503	1,663
Non-cash license fee expense	—	500
Change in value of derivative liability	—	268
Non-cash interest expense	27	37
Non-cash interest expense, related party	—	42
Depreciation expense	23	13
Amortization of discount on marketable securities	119	104
Changes in operating assets and liabilities:
Accounts receivable, related party	169	(349)
Prepaid expenses and other current assets	(193)	(644)
Other long-term assets	(223)	(288)
Accounts payable and accrued expenses	(26)	2,561
Accounts payable and accrued expenses, related party	151	923
Other long-term liabilities	52	(999)
Net cash used in operating activities	(18,611)	(12,320)
Investing Activities
Maturities of marketable securities	43,705	—
Purchases of marketable securities	(41,207)	(30,129)
Purchases of property and equipment	—	(49)
Net cash provided by (used in) investing activities	2,498	(30,178)
Financing Activities
Proceeds from issuance of long-term debt, net	7,453	—
Proceeds from issuance of common stock, net	—	47,586
Proceeds from issuance of convertible notes payable	—	4,290
Proceeds from issuance of convertible notes payable, related party	—	710
Proceeds from issuance of restricted stock awards	—	3
Net cash provided by financing activities	7,453	52,589
Net (decrease) increase in cash and cash equivalents	(8,660)	10,091
Cash and cash equivalents at beginning of period	15,443	1,124
Cash and cash equivalents at end of period	$6,783	$11,215

Supplemental disclosure of non-cash financing activities:
Conversion of convertible notes and related accrued interest to common stock	$—	$4,327
Conversion of convertible notes and related accrued interest to common stock, related party	$—	$3,288

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

Net Loss per Share

We calculated basic net loss per common share by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of unvested restricted stock awards, outstanding stock options and outstanding warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the antidilutive effect of the securities. Because of our net loss, unvested restricted stock awards representing an aggregate of 2,322,453 and 3,571,875 shares of common stock, options to purchase an aggregate of 1,176,591 and 410,000 shares of common stock and warrants to purchase an aggregate of 67,976 and zero shares of common stock are excluded from the calculation of diluted net loss per common share for the three and nine months ended September 30, 2016 and 2015, respectively, due to the anti-dilutive effect of the securities.

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

3. Available-for-Sale Securities

We invest in available-for-sale securities consisting of money market funds, U.S. Treasury securities, corporate debt securities, commercial paper and government sponsored entities securities. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments in the condensed balance sheets. Available-for-sale securities with maturities of three months or less from the date of purchase have been classified as cash equivalents, and were $4.0 million and $13.0 million as of September 30, 2016 and December 31, 2015, respectively. The following tables summarize, by major security type, our available-for-sale securities with maturities of more than three months from the date of purchase classified as short-term investments, in thousands:

		As of September 30, 2016
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	2 or less	$30,517	$18	$(1)	$30,534
Commercial paper	1 or less	17,775	—	—	17,775
Corporate debt securities	2 or less	12,876	1	(9)	12,868
Government sponsored entities	1 or less	6,606	2	—	6,608
Total		$67,774	$21	$(10)	$67,785

		As of December 31, 2015
	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	2 or less	$16,007	$—	$(18)	$15,989
Commercial paper	1 or less	18,367	—	—	18,367
Corporate debt securities	2 or less	22,758	—	(48)	22,710
Government sponsored entities	2 or less	13,258	—	(21)	13,237
Total		$70,390	$—	$(87)	$70,303

Our available-for-sale investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of September 30, 2016, $66.3 million of our investments had maturities less than one year and $5.5 million had maturities between one to two years. There were no realized gains or losses for the three and nine months ended September 30, 2016. As of September 30, 2016, $14.6 million of our marketable securities were in gross unrealized loss positions, all of which had been in such position for less than twelve months. We reviewed our marketable securities as of September 30, 2016 and determined that the unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that all securities have been in an unrealized loss position for less than twelve months. In addition, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis. As of September 30, 2016, we had not recognized any such impairment in our condensed financial statements.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	As of September 30, 2016
	Total Estimated Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$4,009	$4,009	$—

Short-term investments:
U.S. Treasury securities	30,534	30,534	—
Commercial paper	17,775	—	17,775
Corporate debt securities	12,868	—	12,868
Government sponsored entities	6,608	—	6,608
Total short-term investments	67,785	30,534	37,251
	$71,794	$34,543	$37,251

	As of December 31, 2015
	Total Estimated Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$12,984	$12,984	$—

Short-term investments:
U.S. Treasury securities	15,989	15,989	—
Commercial paper	18,367	—	18,367
Corporate debt securities	22,710	—	22,710
Government sponsored entities	13,237	—	13,237
Total short-term investments	70,303	15,989	54,314
	$83,287	$28,973	$54,314

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

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following, in thousands:

	September 30, 2016	December 31, 2015
Accounts payable	$817	$902
Accrued compensation and benefits	1,231	1,282
Other accrued expenses	2,136	1,934
Total accounts payable and accrued expenses	$4,184	$4,118

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

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of Lenders’ lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement. The conditional exercisable call option related to the event of default is considered to be an embedded derivative which is required to be bifurcated and accounted for as a separate financial instrument. In the periods presented, the value of the embedded derivative is not material, but could become material in future periods if an event of default became more probable than is currently estimated. As of September 30, 2016, we were in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

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

The following table summarizes future minimum payments under the term loan facility as of September 30, 2016, in thousands:

Year Ending December 31,
2016	$147
2017	589
2018	2,305
2019	3,344
2020	3,421
Total future minimum payments	9,806
Less: interest payments	(2,306)
Principal amount of long-term debt	7,500
Less: Unamortized discount	(192)
Long-term debt, net of unamortized discount	7,308
Current portion of long-term debt	—
Long-term debt, net	$7,308

7. Equity Incentive Plan

The following table summarizes share-based compensation expense for all equity awards granted, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$372	$433	$919	$1,440
General and administrative	212	101	584	223
Total share-based compensation expense	$584	$534	$1,503	$1,663

For the three months ended September 30, 2016 and 2015, we recognized share-based compensation expense related to stock options of $298,000 and $122,000, respectively, of which $13,000 and $9,000 related to non-employee stock options, respectively. For the nine months ended September 30, 2016 and 2015, we recognized share-based compensation expense related to stock options of $0.8 million and $211,000, respectively, of which $26,000 and $24,000 related to non-employee stock options, respectively.

For the three months ended September 30, 2016 and 2015, we recognized share-based compensation expense related to restricted stock awards totaling $286,000 and $412,000, respectively, of which $253,000 and $378,000 related to non-employee restricted stock awards, respectively. For the nine months ended September 30, 2016 and 2015, we recognized share-based compensation expense related to restricted stock awards totaling $0.7 million and $1.5 million, respectively, of which $0.6 million and $1.3 million related to non-employee restricted stock awards, respectively. As of September 30, 2016, unrecognized compensation costs related to employee stock options and restricted stock awards were approximately $3.0 million and $261,000, respectively, which are expected to be recognized over a weighted average period of approximately 2.9 years and 2.0 years, respectively.

8. Related Party Transactions

Our president and chief executive officer is also the sole managing member of our affiliated company Araxes Pharma LLC, or Araxes. Four individuals are significant stockholders of each of us and Araxes. The following is a summary of transactions with Araxes for the nine months ended September 30, 2016:

•	Facility Sublease

We sublease office space from Wellspring Biosciences LLC, or Wellspring, a wholly owned subsidiary of Araxes. For the three months ended September 30, 2016 and 2015, rent expense related to this sublease was $28,000 and $24,000, respectively. For the nine months ended September 30, 2016 and 2015, rent expense related to this sublease was $80,000 and $73,000, respectively. Pursuant to the terms of the sublease as amended in June 2016, the sublease will expire on October 31, 2019.

•	Management Fees

Effective April 2016, we amended our management services agreement with Araxes. Under the amended agreement, Araxes pays us a fixed fee of $65,000 per month for management services, which is reduced from the prior fixed fee of $100,000 per month. In addition, the agreement allows for Araxes to reimburse us an amount equal to the number of full time equivalents, or FTE, performing research and development services for Araxes, at an annual FTE rate of approximately $350,000, plus actual expenses as reasonably incurred. The initial term expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended September 30, 2016 and 2015, we recorded reimbursements of $66,000 and $79,000, respectively, and for the nine months ended September 30, 2016 and 2015, we recorded reimbursements of $258,000 and $200,000, respectively, for research and development services provided to Araxes, which was recorded as a reduction to research and development expenses on the condensed statements of operations and comprehensive loss. As of September 30, 2016 and December 31, 2015, $261,000 and $430,000 related to management fees and reimbursements of research and development services, respectively, are included in accounts receivable, related party on the condensed balance sheets.

•	Services Agreement

We have a services agreement with Wellspring which allows for payment of research and development services provided to us of an amount equal to the number of FTE’s performing the services, at an annual FTE rate of $400,000, plus actual expenses as reasonably incurred. The initial term of this services agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended September 30, 2016 and 2015, we recognized $1.0 million in both periods, and for the nine months ended September 30, 2016 and 2015, we recognized $3.2 million in both periods from research and development services provided to us under this agreement as research and development expense, related party on the condensed statements of operations and comprehensive loss. As of September 30, 2016 and December 31, 2015, $1.1 million and $0.9 million, respectively, related to research and development services under this agreement are included in accounts payable and accrued expenses, related party on the condensed balance sheets.

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

We are developing our lead product candidate, tipifarnib, a farnesyl transferase inhibitor, in both solid tumors and blood cancers. We have designed our phase 2 program for tipifarnib based on previously generated clinical data, preclinical data and our identification of potential molecular biomarkers. We currently have four company sponsored Phase 2 clinical studies ongoing: the first in patients with locally advanced solid tumors that carry Harvey rat sarcoma viral oncogene homolog, or HRAS, mutations; the second in patients with peripheral T-cell lymphomas, or PTCL; the third in patients with lower risk myelodysplastic syndromes, or MDS; and the fourth in patients with chronic myelomonocytic leukemia, or CMML. Tipifarnib is also being evaluated in an investigator sponsored trial in patients with urothelial carcinoma tumors characterized by HRAS mutations. We in-licensed tipifarnib from Janssen Pharmaceutica NV, or Janssen, a foreign entity headquartered in Belgium and an affiliate of Johnson & Johnson, in December 2014, and have worldwide rights in all indications other than virology.

Our pipeline also includes two preclinical programs. We are advancing KO-947, a small molecule inhibitor of extracellular-signal-regulated kinase, or ERK, as a potential treatment for patients with tumors that have mutations in, or other dysregulation of, the mitogen-activated protein kinase, signaling pathway, including pancreatic cancer, colorectal cancer, non-small cell lung cancer, head and neck cancer and melanoma. We anticipate submitting an investigational new drug application, or IND, for KO-947 to the Food and Drug Administration, or FDA, in the fourth quarter of 2016 and commencing a Phase 1 clinical trial in the first half of 2017. We are also developing orally available, small molecule inhibitors of the menin-mixed lineage leukemia, or menin-MLL, fusion protein interaction, which are currently in lead optimization as a potential treatment for patients with acute leukemias involving translocations or partial tandem duplications of the MLL gene. Our goal is to nominate a development candidate for our menin-MLL program in the fourth quarter of 2016.

Liquidity Overview

Our accumulated deficit was $46.5 million as of September 30, 2016. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the research and clinical development of, and seek regulatory approval for, our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year. As of September 30, 2016, we had cash, cash equivalents and short-term investments of $74.6 million. In April 2016, we received approximately $7.5 million in net proceeds from our term loan facility, with an additional $12.5 million available between December 31, 2016 and May 1, 2017, subject to our successful advancement of KO-947 into Phase 1 clinical trials. Although we expect our existing cash, cash equivalents and short-term investments will be sufficient to fund our current operations into 2018, our development programs will require significant additional funds. We may also need to raise additional funds sooner than expected to pursue other development activities related to our pipeline programs. We may seek to obtain additional financing in the future through equity or debt financings, or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of salaries, benefits and other personnel costs, preclinical and clinical trial costs, manufacturing costs for non-commercial products and research and development facilities costs. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses (in other research and development projects or otherwise) and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of September 30, 2016, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

Since inception through September 30, 2016, we had incurred an aggregate of approximately $35.3 million in research and development expenses related to the in-licensing and development of our product candidates and pipeline programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in the continued development of our product candidates and our other pipeline programs. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. Our future research and development expenses will depend on the preclinical and clinical success of each product candidate that we develop, as well as ongoing assessments of the commercial potential of such product candidates. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Results of Operations

The following table sets forth our results of operations and changes for the three and nine months ended September 30, 2016 and 2015, in thousands:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
Research and development expenses	$5,316	$4,635	$681	$14,901	$12,664	$2,237
General and administrative expenses	1,742	1,793	(51)	5,988	4,359	1,629
Other income, net	132	338	(206)	676	872	(196)

Comparison of the Three Months Ended September 30, 2016 and 2015

Research and Development Expenses. The increase in research and development expenses for the three months ended September 30, 2016 compared to the same period in 2015 was primarily due to an increase of $0.8 million in outsourced clinical development costs, offset by a decrease of $0.1 million in share-based compensation. We expect to incur substantial research and development expenses during the remainder of 2016 as we continue clinical development activities for our tipifarnib product candidate, prepare for the IND submission for KO-947 and further research and development of our other programs.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2016 decreased by $51,000 as compared to the same period in 2015. We expect to incur substantial general and administrative expenses during the remainder of 2016 to support our planned increase in research and development activities and maintain activities associated with being a public company.

Other income, net. The decrease in other income, net, for the three months ended September 30, 2016 compared to the same period in 2015 was primarily due to an increase of $0.2 million in interest expense related to our long-term debt.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Research and Development Expenses. The increase in research and development expenses for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to increases of $2.1 million in outsourced clinical development costs, $0.5 million in outsourced research contracts and $0.6 million in personnel costs, offset in part by decreases of $0.8 million in license fees and $0.5 million in share-based compensation.

General and Administrative Expenses. The increase in general and administrative expenses for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to the increase in costs associated with being a public company, which included increases of $0.4 million in personnel costs, $0.4 million in share-based compensation, $0.2 million in professional and consulting fees and $0.2 million in compliance expenses, and an increase of $0.2 million in patent related costs.

Other income, net. The decrease in other income, net, for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to an increase of $0.3 million in interest expense and a decrease of $0.2 million in management fee income, offset in part by an increase of $0.3 million in interest income on our short-term investments.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings. We have devoted our resources to funding our research and development programs, including discovery research, preclinical and clinical development activities. As of September 30, 2016, we had cash, cash equivalents and short-term investments of $74.6 million.

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

We have incurred operating losses since inception and negative cash flows from operating activities. As of September 30, 2016, we had an accumulated deficit of $46.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. To date, we have not generated any revenues from product sales, and we do not have any approved products. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We are subject to all of the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

The following table provides a summary of our net cash flow activities for the nine months ended September 30, 2016 and 2015, in thousands:

	Nine Months Ended
	September 30,
	2016	2015
Net cash used in operating activities	$(18,611)	$(12,320)
Net cash provided by (used in) investing activities	2,498	(30,178)
Net cash provided by financing activities	7,453	52,589

The increase in net cash used in operating activities for the nine months ended September 30, 2016 as compared to the same period of the prior year was primarily due to a higher net loss of $4.1 million and a $3.4 million increase in payments of accounts payable and accrued expenses during the nine months ended September 30, 2016, offset by $1.0 million in payments of other long-term liabilities in the prior year period.

Net cash provided by investing activities for the nine months ended September 30, 2016 consisted of $43.7 million of proceeds from maturities of marketable securities, offset by $41.2 million in purchases of marketable securities. Net cash used in investing activities for the nine months ended September 30, 2015 consisted mainly of $30.1 million in purchases of marketable securities.

Net cash provided by financing activities for the nine months ended September 30, 2016 consisted of $7.5 million in net proceeds from the issuance of long-term debt. Net cash provided by financing activities for the nine months ended September 30, 2015 consisted of $47.6 million in net proceeds from the issuance of common stock in March 2015 and $5.0 million in proceeds from the issuance of convertible notes.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the quarter covered by this report.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2016, we implemented a new enterprise resource planning (“ERP”) system. The new ERP system was designed and implemented, in part, to enhance the overall system of internal controls over financial reporting through further automation and integration of business processes. In connection with the ERP implementation, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our accounting procedures and business processes.

Except for the changes related to the ERP implementation, there have been no changes in our internal control over financial reporting that occurred during our most recent quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our research and development programs and product candidates are at an early stage of development. As a result we are unable to predict if or when we will successfully develop or commercialize our product candidates.*

Our clinical-stage product candidate, tipifarnib, as well as our other pipeline assets are at an early stage of development and will require significant investment and regulatory approvals prior to commercialization. We currently have no product candidates beyond Phase 2 clinical trials. We commenced a Phase 2 clinical trial of tipifarnib in advanced solid tumors with the HRAS mutation in May 2015, a Phase 2 clinical trial in PTCL in September 2015, a Phase 2 clinical trial in patients with lower risk MDS in May 2016 and a Phase 2 clinical trial in patients with CMML in October 2016. Our development candidate in our ERK program, KO-947, is in IND-enabling pre-clinical development, and our other programs, including our menin-MLL program, are in earlier stages of discovery and development. Each of our product candidates will require additional clinical and preclinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. In addition, our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

We cannot be certain that clinical development of tipifarnib, KO-947 or any of our other product candidates will be successful or that we will obtain regulatory approval or be able to successfully commercialize any of our product candidates and generate revenue. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the clinical trial process may fail to demonstrate that our product candidates are safe and effective for their proposed uses. Any such failure could cause us to abandon further development of any one or more of our product candidates and may delay development of other product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Tipifarnib has been studied in more than 5,000 oncology patients and was generally well tolerated and exhibited a manageable side effect profile. However, there is no guarantee that unacceptable side effects will not be identified at the doses and schedules we are using or plan to use in our clinical trials of tipifarnib. In prior studies tipifarnib demonstrated anti-cancer activity in certain patient subsets. However, the anti-cancer activity observed was not sufficient to support marketing approval by the FDA in the indication in which it was sought. Although we are designing our clinical trials to target the patient subsets who we believe are most likely to benefit from treatment with tipifarnib, there is no guarantee that our clinical trials will be successful. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any new drug applications, or NDAs, with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenue.

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

We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. We have experienced a delay in completing the manufacture of clinical supplies of KO-947, which has resulted in a delay in submitting an IND for KO-947. We currently anticipate commencing a Phase 1 trial of KO-947 in the first half of 2017, however, if we are unable to timely complete the manufacture of clinical supplies of KO-947, our clinical trial may be further delayed, or may not start at all. If the FDA or IRBs have comments on our study plans for our ongoing or planned Phase 2 clinical trials of tipifarnib or our planned Phase 1 clinical trial of KO-947 that we are required to address, such studies may be delayed, or may not start at all. Clinical trials may be delayed, suspended or prematurely terminated at any time by us or by the FDA or other similar regulatory agency if it is determined at any time that patients may be or are being exposed to unacceptable health risks, including risk of death, or if compounds are not manufactured in compliance with current good manufacturing practice, or cGMP, regulations or with acceptable quality. There can be no assurance that the FDA will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

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

We may not be successful in advancing the clinical development of our product candidates, including tipifarnib.*

In order to execute on our strategy of advancing the clinical development of our product candidates, we have designed our Phase 2 clinical trials of tipifarnib, and expect to design future clinical trials, to include patients whose tumors harbor the applicable genetic alterations that we believe contribute to particular cancer subsets. Our goal in doing this is to enroll patients who have the highest probability of responding to the drug, in order to show early and statistically significant evidence of clinical efficacy. If we are unable to identify genetic alterations, or biomarkers, that are predictive of response to our product candidates, or we are unable to include patients whose tumors harbor the applicable genetic alterations in our clinical trials, or if our product candidates fail to work as we expect, our ability to assess the therapeutic effect, seek participation in FDA expedited review and approval programs, including Breakthrough Therapy, Fast Track Designation, Priority Review and Accelerated Approval, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised, resulting in longer development times, larger clinical trials and a greater likelihood of not obtaining regulatory approval. In addition, because the natural history of different tumor types is variable, we will need to study our product candidates, including tipifarnib, in clinical trials specific for a given tumor type and this may result in increased time and cost. Even if our product candidate demonstrates efficacy in a particular tumor type, we cannot guarantee that any product candidate, including tipifarnib, will behave similarly in all tumor types, and we will be required to obtain separate regulatory approvals for each tumor type we intend a product candidate to treat. If any of our clinical trials are unsuccessful, our business will suffer.

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

In our Phase 2 clinical trial of tipifarnib in advanced cancers with HRAS mutations, patients are being enrolled based on information from the clinical sites on the patients’ tumor HRAS mutation status. Typically, this information is being obtained by the clinical sites from next-generation sequencing, or NGS, panels used by the site to characterize patients’ tumors. In some disease indications including HRAS mutant squamous cell head and neck cancer, it may not be routine to screen all patients. In such cases we may facilitate screening at third party CROs. This may result in additional cost and longer timelines. If the results of our Phase 2 clinical trials are positive and we validate our biomarker hypotheses in those clinical trials, we plan to partner development and validation of companion diagnostic tests to aid in the selection of patients in subsequent clinical trials of tipifarnib and to prepare and submit an investigational device exemption, or IDE, for use of the companion diagnostic in the clinical trial. Any delay or failure by us or our third-party collaborators to develop or obtain IDE approval for use of companion diagnostics in our clinical trials of tipifarnib could delay or prevent us from commencing or completing our clinical trials. We expect that the companion diagnostic tests will either be a qualitative polymerase chain reaction-based assay or an NGS-based assay. The results of NGS panels being currently used at sites may not be accurate or consistent across sites, and our development of tipifarnib or a companion diagnostic may be delayed or complicated by a change in assay methodology.

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

The manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of drug formulation and manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Our initial liquid formulation of KO-947 for intravenous dosing did not demonstrate stability characteristics consistent with our specifications, which resulted in a delay in the completion of our manufacturing activities for clinical supplies of KO-947 and a delay in submitting an IND for KO-947. Accordingly, we have continued our formulation development work to develop a lyophilized formulation of KO-947 for use in clinical trials. We cannot assure that our lyophilized formulation will have the stability and sterility characteristics that are acceptable to us or the FDA.

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

We may not be able to benefit from available regulatory exclusivity periods if another company obtains regulatory approval for tipifarnib before we do.*

As the composition of matter patents covering tipifarnib recently expired in the United States and in countries in Europe, our commercial strategy for tipifarnib relies on obtaining other patents related to tipifarnib and on non-patent regulatory exclusivity. In the United States, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon FDA approval of an NDA for a new chemical entity, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any abbreviated new drug application seeking approval of a generic version of that drug or any Section 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that the FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. EB Pharma has licensed rights from Janssen to develop tipifarnib in virology indications. If EB Pharma obtains regulatory approval for tipifarnib in a virology indication before we obtain regulatory approval in one of our oncology or other non-virology indications, the five-year exclusivity period would commence on the date upon which EB Pharma obtains regulatory approval, and as a result, the period of regulatory exclusivity to which we may be entitled may be reduced or eliminated and the commercial prospects for tipifarnib would be harmed as a result.

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

Our patent rights may not protect our patent protected products and product candidates if competitors devise ways of making products that compete with us without legally infringing our patent rights. For example, our patent rights in tipifarnib are limited in ways that affect our ability to exclude third parties from competing against us. In particular, the patent term for the composition of matter patents covering the active pharmaceutical ingredient, or API, of tipifarnib recently expired in the United States and countries in Europe. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. Patent term extension may be available in the United States to account for regulatory delays in obtaining human marketing approval for tipifarnib; however, only one patent may be extended per marketed compound. Under our license agreement with Janssen, we and Janssen agree to cooperate in obtaining available patent term extensions. We and Janssen may not reach agreement and no patent term extension may be obtained. Additionally, the applicable authorities, including the U.S. Patent and Trademark Office, or U.S. PTO, and the FDA, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to patents, or may grant more limited extensions than requested. If this occurs, our competitors who obtain the requisite regulatory approval can offer products with the same API as tipifarnib so long as the competitors do not infringe any method of use or formulations patents that we may hold. Competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

Risks Related to Employee Matters, Managing Growth and Macroeconomic Conditions

We currently have a limited number of employees, are highly dependent on our Chief Executive Officer and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are an early-stage clinical development company with a limited operating history, and, as of September 30, 2016, we had only 24 employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, Antonio Gualberto, M.D., Ph.D., our Chief Medical Officer, and Pingda Ren, Ph.D., our Senior Vice President, Chemistry and Pharmaceutical Sciences, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Additionally, Dr. Wilson currently also serves as President and Chief Executive Officer of Avidity Biosciences, LLC. As a result, Dr. Wilson is not able to devote all of his business time and attention to our business. Conflicts may arise in the future if there are competing demands on Dr. Wilson’s time and attention and our business may be harmed as a result.

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

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.*

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

The United Kingdom’s referendum to leave the European Union or “Brexit,” has and may continue to cause disruptions to capital and currency markets worldwide. The full impact of the Brexit decision, however, remains uncertain. A process of negotiation will determine the future terms of the United Kingdom’s relationship with the European Union. During this period of negotiation, our results of operations and access to capital may be negatively affected by interest rate, exchange rate and other market and economic volatility, as well as regulatory and political uncertainty. Brexit may also have a detrimental effect on our customers, distributors and suppliers, which would, in turn, adversely affect our financial condition.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “KURA” since November 5, 2015. From September 16, 2015 through November 4, 2015, our common stock was quoted for trading on the OTC Markets—OTCQB tier, or OTCQB, in very limited volume under the symbol “KURO.” Prior to September 16, 2015, our common stock was not publicly-traded. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 until September 30, 2016, were $9.06 and $2.50, respectively. The high and low bid quotations per share of our common stock as reported by the OTCQB during the period from September 16, 2015 through November 4, 2015 were $25.00 and $10.00, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on the Nasdaq Global Select Market or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of September 30, 2016, we had 733,628 shares of common stock reserved for future issuance under our 2014 Plan and options to purchase up to an aggregate of 1,176,591 shares of common stock outstanding. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1 of each year by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2016, the initial automatic increase pursuant to the 2014 Plan occurred, resulting in 854,822 additional shares available for future grant under the 2014 Plan. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of September 30, 2016, we had 238,705 shares of common stock reserved for future issuance under our ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2016, the initial automatic increase pursuant to the ESPP occurred, resulting in 213,705 additional shares available for future grant under the ESPP. In connection with the Term A Loan, we issued to the lenders warrants to purchase up to 67,976 shares of our common stock at an exercise price of $3.31 per share and if we borrow under Term B Loan, upon the funding of Term B Loan, we will issue to the lenders additional warrants to purchase shares of our common stock. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

Kura Oncology, Inc.
A Delaware corporation

Date: November 7, 2016	By: /s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2016	By: /s/ Heidi Henson
Heidi Henson
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Agreement and Plan of Merger, dated March 6, 2015, by and among the Registrant, Kura Operations, Inc. and Kura Oncology, Inc.		8-K (Exhibit 2.1)	3/12/2015	000-53058

2.2	Agreement and Plan of Merger, dated March 6, 2015, by and between the Registrant and Kura Oncology, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	3/12/2015	000-53058

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	5/16/2016	001-37620

3.2	Certificate of Merger relating to the Merger of Kura Operations, Inc. with and into Kura Oncology, Inc., filed with the Secretary of State of the State of Delaware on March 6, 2015.		8-K (Exhibit 3.3)	3/12/2015	000-53058

3.3

Certificate of Ownership and Merger relating to the merger of Kura Oncology, Inc. with and into the Registrant, filed with the Secretary of State of the State of Delaware on March 6, 2015, relating to the name change of the Registrant.

			8-K (Exhibit 3.4)	3/12/2015	000-53058

3.4	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	5/16/2016	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Registration Rights Agreement, dated as of March 6, 2015, by and among Kura Oncology, Inc. and the Investors listed on Schedule A thereto.		8-K (Exhibit 4.2)	3/12/2015	000-53058

4.3	Warrant to Purchase Stock by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

4.4	Warrant to Purchase Stock by Registrant on April 27, 2016 to Silicon Valley Bank.		10-Q (Exhibit 4.4)	8/10/2016	001-37620

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X