Form 10-K
period 2016-12-31
Kura Oncology, Inc.
filed 2017-03-14
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting of common equity held by non-affiliates of the registrant was approximately $45.8 million as of June 30, 2016 based on the closing price of $2.71 as reported on the Nasdaq Global Select Market on such date. Shares of the registrant’s common stock held by executive officers, directors, and their affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 10, 2017 was 21,384,817.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A in connection with the registrant's 2017 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2016.

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

Overview

We are a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates that target cancer signaling pathways, and we intend to pair them with molecular or cellular diagnostics to identify those patients most likely to respond to treatment. We intend to advance our product candidates through a combination of internal development and strategic partnerships and maintain significant development and commercial rights.

Precision medicine is an approach to the treatment of cancer in which treatment decisions are made based upon the presence or absence of specific molecular or genetic biomarkers that characterize an individual’s tumor. As diagnostic testing of cancer patients has become more widespread, we are learning that tumors arising in diverse sites in the body may share the same types of molecular or genetic alterations, and it is those alterations that drive the cancer rather than the tissue of origin. In addition, research and clinical data suggest that some tumors have specific alterations that render them highly susceptible to product candidates that target those specific alterations.

Our lead product candidate, tipifarnib, is a potent, selective and orally bioavailable inhibitor of farnesyl transferase. Tipifarnib has been studied in more than 5,000 cancer patients and has demonstrated compelling and durable anti-cancer activity in certain patients with a manageable side effect profile. We are evaluating tipifarnib in four Phase 2 clinical trials: the first in patients with locally advanced solid tumors that carry mutations in the Harvey rat sarcoma viral oncogene homolog, or HRAS, gene; the second in patients with peripheral T-cell lymphomas, or PTCL; the third in patients with lower risk myelodysplastic syndromes, or MDS; and the fourth in patients with chronic myelomonocytic leukemia, or CMML. Our goals with our ongoing Phase 2 clinical trials of tipifarnib are to confirm the clinical activity of tipifarnib in each disease indication, to validate biomarker hypotheses and to optimize dose and schedule for each disease to build a data package supporting advancement to pivotal study.

Our second product candidate is KO-947, a potent and selective small molecule inhibitor of extracellular signal related kinase, or ERK, which we are advancing as a potential treatment for patients with tumors that have mutations in, or other dysregulation of, the mitogen-activated protein kinase, or MAPK, signaling pathway. KO-947 demonstrates prolonged pathway inhibition, both in cells, or in vitro, and in animal models, or in vivo, enabling the potential for intermittent dosing on schedules up to once weekly. Additionally, the drug properties of KO-947 support an intravenous formulation, which may allow for higher drug concentration, and potentially improved tolerability in the clinic. We submitted an investigational new drug, or IND, application for KO-947 to the Food and Drug Administration, or FDA, which became effective in December 2016, and we anticipate initiation of our Phase 1 clinical trial of KO-947 in the first half of 2017.

Our third program is KO-539, a potent and selective small molecule inhibitor of the menin-mixed lineage leukemia, or menin-MLL, protein-protein interaction. Chromosomal translocations of the MLL gene play a causative role in the onset, development and progression of a subset of acute leukemias, and the activity of the MLL fusion proteins are critically dependent on binding the protein menin. Our preclinical data demonstrates that inhibitors of the menin-MLL interaction induced robust and durable regressions in multiple models of MLL-fusion leukemias. We nominated KO-539 as a development candidate for this program in December 2016.

Unless the context requires otherwise, references in this Annual Report to “Kura,” “we,” “us” and “our” refer to Kura Oncology, Inc., or Prior Kura, a private Delaware corporation incorporated in the State of Delaware in August 2014, for the periods prior to our reverse merger transaction which took place on March 6, 2015, or the Merger, and Kura Oncology, Inc., a Delaware corporation incorporated in November 2007 and formerly known as Zeta Acquisition Corp. III, for the periods following the Merger.

Strategy

Our strategy is to discover, acquire, develop and commercialize innovative anti-cancer agents in oncology indications with significant unmet medical need and attractive commercial potential. The key components of our strategy include the following:

•	Focus on developing novel, small molecule product candidates for the treatment for cancer;
•	Identify molecular or genetic characteristics of patient tumors to identify patients more likely to benefit from our product candidates;
•	Leverage clinical and pathology trends towards comprehensive tumor profiling and the use of companion diagnostics;
•	Prioritize development of tipifarnib in clinical indications of high unmet need where improved outcomes are associated with specific biomarkers;
•	Advance our pre-clinical programs into clinical proof-of-concept studies through a combination of internal development and strategic partnerships;
•	Maintain significant development and commercial rights to our product candidates; and
•	Build a sustainable product pipeline.

Precision Medicines in Cancer Treatment

Advancements in cancer genetics and new molecular diagnostic tools are helping define why some patients respond to a specific therapy while other patients receive little to no clinical benefit. This new era in cancer drug discovery and development offers the potential for innovative treatments that are safer and more effective for patients with specific cancers. We aim to improve patient outcomes and contribute to the reduction in healthcare costs by matching targeted therapeutics to the patients who will derive the most benefit. We are developing a pipeline of small molecule product candidates designed to inhibit the mutated or abnormally functioning cellular pathways that drive cancer growth and intend to pair them with molecular diagnostics to identify those patients with tumors most likely to respond to treatment. This approach to treatment is known as precision medicine.

A pioneering example of a precision medicine in cancer was the development of small molecule inhibitors against epidermal growth factor receptor, or EGFR, in patients with advanced lung cancer. Researchers discovered that a subset of a lung cancer was associated with dysregulation of EGFR, and several small molecule product candidates, including erlotinib (Tarceva®) and gefitinib (Iressa®), were discovered and advanced into clinical testing. During the clinical trials, investigators realized that patients who had mutations in EGFR experienced a much higher response rate, defined as the proportion of patients with meaningful tumor shrinkage on their clinical imaging scans, relative to an unselected patient population when treated with Tarceva or Iressa. Specifically, patients with EGFR mutations have a response rate in the 65% range, as opposed to the 10% range noted in unselected lung patients. Tarceva was subsequently approved in the United States as a first-line treatment for patients with non-small cell lung cancer characterized by EGFR mutations. Other examples of approved agents developed using precision medicine approaches include inhibitors of anaplastic lymphoma kinase, or ALK, inhibitors of the Philadelphia chromosome, or BCR-ABL, and inhibitors of B-Raf proto-oncogene, serine/threonine kinase, or BRAF.

Precision medicine has a several advantages over traditional drug development. We believe evidence-based selection of patients who are more likely to respond to a targeted therapy based on tumor biology provides the potential for: higher translatability from preclinical to clinical studies; increased overall response rates requiring fewer patients for clinical development; and expedited clinical development in areas of high unmet need. We believe the precision medicine approach has the potential for more efficient drug development with reduced risks, costs and timelines. However, achieving success through a precision medicine approach is predicated on a thorough understanding of tumor biology and the mechanism of action of the product candidate. To develop this understanding, we have conducted extensive translational research on each of our programs.

Our Approach to Development of Precision Medicines in Oncology

Translational research is the practice of synthesizing our knowledge of basic research, preclinical and clinical data to develop a “bench-to-bedside” understanding of the potential of our product candidates, and it is the principal methodology we utilize to guide our precision medicine approach. We evaluate our product candidates through both in vitro and in vivo experiments to evaluate their potential as therapeutics. One of the key tools we employ are patient-derived xenograft, or PDX, models. PDX models mostly retain the principal histologic and genetic characteristics of their donor tumor and have been shown in many instances to be predictive of clinical outcomes and are increasingly being used for preclinical drug evaluation, biomarker identification, biologic studies and personalized medicine strategies. We evaluate our product candidates in preclinical PDX studies seeking to corroborate clinical data and in our preclinical programs, to identify potential clinical indications.

In our experience, preclinical studies in PDX models are likely to be more informative late in preclinical development once we have generated a product candidate that we believe sufficiently inhibits the therapeutic target of interest. PDX models can be selected based on tumor types or on predefined molecular subtypes if that information is known and of interest, or both. We typically follow a two-step approach. In the first step, we use a limited number of models and test them with our product candidate at doses and schedules known to be effective and pharmacologically active in earlier preclinical studies. Data from the first step can be used to proceed to a second step and to refine model selection based on molecular understanding of responsive models. In the second step, a larger repertoire of models can be treated. The results of such a PDX campaign can inform our decision of whether to proceed to clinical development and which indications and biomarkers to prioritize in the clinical phase.

Because we often target molecular and/or genetic alterations that are detectable, companion diagnostic tests can be developed to identify these alterations. Once we have identified a target, we will initially use existing diagnostic tools to identify patient subsets that we believe will derive increased benefit from our product candidates. As we advance our product candidates clinically and determine the most important screening criteria, we intend to develop companion diagnostics as appropriate, with the help of technology partners, to seek to identify patients, and if our clinical development programs are successful, to support the potential registration and marketing of our product candidates.

Our clinical development strategy employs a disciplined approach designed to identify response signals early in development and reduce development risks. Based upon the data from our preclinical studies as well as any data from any third party preclinical and clinical data, we seek to evaluate our product candidates in well-defined patient populations and believe this gives us a higher likelihood of demonstrating a clinical benefit. This approach is intended to allow for early insight into the therapeutic potential of a product candidate and the possibility for rapid clinical development and expedited regulatory strategies.

We are employing some or all the steps above across our various programs as we advance our pipeline of targeted therapies. We believe the advantages of such an approach are the potential for higher translatability from preclinical to clinical studies, our ability to leverage clinical and pathology trends towards comprehensive tumor profiling and the potential for expedited clinical development.

Clinical Programs and Pipeline

The following table summarizes our current product pipeline:

Tipifarnib —An Oral Farnesyl Transferase Inhibitor

Overview

Tipifarnib is a new chemical entity, or NCE, and a member of a class of product candidates called farnesyl transferase inhibitors, or FTIs. Protein farnesylation is a key cell signaling process implicated in various cancer processes, including survival, growth and proliferation of tumor cells. Tipifarnib has been studied in more than 5,000 oncology patients and was observed to be generally well tolerated with a manageable side effect profile as a single agent. Although tipifarnib has a well-established safety profile and has demonstrated compelling and durable anti-cancer activity in certain patients, its activity has not been sufficient in any prior clinical trial to support marketing approval by the FDA. However, clinical and preclinical data suggest that, in certain selected patient populations, tipifarnib has the potential to provide significant benefit to cancer patients with limited treatment options. Objective responses with evidence of durable clinical benefit have previously been observed in each of the four cancer types currently under Phase 2 study at Kura. We in-licensed tipifarnib from Janssen Pharmaceutica NV, or Janssen, an affiliate of Johnson & Johnson, in December 2014, and have worldwide rights in all indications other than virology.

Development Strategy for Tipifarnib

Our development strategy employs a stepwise, disciplined approach, building upon prior observations of clinical benefit and designed to identify response signals early in development and reduce development risks. Based upon clinical data from us and others, including Janssen, as well as data from our preclinical studies, we seek to evaluate tipifarnib in well-defined patient populations that we believe give us a higher likelihood of demonstrating a compelling clinical benefit.

We currently have four company sponsored Phase 2 clinical studies ongoing with tipifarnib: the first in patients with squamous cell carcinomas of the head and neck, or SCCHN, that carry HRAS mutations, and patients with HRAS mutant thyroid cancer; the second in patients with PTCL; the third in patients with lower-risk MDS; and the fourth in patients with CMML. Tipifarnib is also being evaluated in an investigator sponsored clinical trial in patients with urothelial carcinoma tumors characterized by HRAS mutations.

Our goals with our ongoing Phase 2 clinical trials of tipifarnib are to confirm the clinical activity of tipifarnib in each disease indication and to optimize dose and schedule for each disease to build a data package supporting advancement to pivotal study. In addition, we are seeking to address a set of criteria, which if satisfied, would support further clinical development. Those criteria include: biomarker validation; evidence of durable clinical benefit, potential for rapid clinical development; potential to move into earlier lines of therapy; attractive U.S. oncology commercial market; and potential for patent and regulatory exclusivity.

We anticipate we will have additional data from our Phase 2 clinical trial in HRAS mutant solid tumors and from our Phase 2 clinical trial in PTCL in 2017 and data from our Phase 2 clinical trial in lower-risk MDS and our Phase 2 clinical trial in CMML in the first half of 2018. If the data from one or more of these Phase 2 clinical trials supports further clinical development, we would plan to initiate a registrational clinical trial of tipifarnib in at least one disease indication.

Protein Farnesylation and Tipifarnib

Tipifarnib is a potent and selective inhibitor of protein farnesylation. Certain cellular proteins must associate with the intracellular membrane to function. One of the mechanisms by which proteins are associated with the membrane is protein farnesylation, which modifies the protein by attaching a farnesyl group. Another, related mechanism is protein geranylgeranylation, which is attachment of a geranylgeranyl group to the protein. Protein farnesylation and protein geranylgeranylation, collectively called protein prenylation, cause intracellular proteins to become anchored to the inside of the cell membrane due to the hydrophobic nature of the farnesyl and geranylgeranyl groups.

The enzyme that catalyzes the attachment of the farnesyl groups to proteins is called farnesyl transferase. Small molecule inhibitors of the FTIs have been discovered, and several including tipifarnib have been evaluated in human clinical trials. Many proteins involved in cellular signaling undergo prenylation because they must be associated with other proteins at the inner cellular membrane of the tumor cell to function. Treatment of tumors with FTIs results in the reversal of several hallmarks of cancer, including mitotic arrest, induction of apoptosis, growth inhibition, invasion, angiogenesis and tumor growth, as well as induction of tumor regression in animal models.

Among the hundreds of proteins that are estimated to be prenylated, most are either exclusively farnesylated or geranylgeranylated; some are both farnesylated and geranylgeranylated, and others are naturally farnesylated but become geranylgeranylated, when farnesyl transferase is inhibited. HRAS is an example of a protein that is exclusively farnesylated while Kirsten rat sarcoma viral oncogene homolog, or KRAS, and neuroblastoma RAS viral oncogene homolog, or NRAS, are two proteins that are naturally farnesylated but may become geranylgeranylated upon treatment with FTIs.

One of our strategies is to identify the farnesylated proteins and signaling pathways, the inhibition of which is responsible for the antitumor effects of tipifarnib. In our ongoing Phase 2 clinical trial of patients with HRAS mutant SCCHN, our initial clinical activity demonstrates that HRAS is one such protein. Similarly, our preclinical data in PDX models of SCCHN also demonstrate consistent and significant anti-tumor activity. In our ongoing Phase 2 clinical trial of patients with CMML, we are evaluating our hypothesis that tipifarnib may be less efficacious in patients with mutations in either NRAS or KRAS, which we believe is due to their ability to utilize the geranylgeranyl transferase for localization to the intracellular membrane and leads to resistance to tipifarnib.

With an improved understanding of the molecular mechanism of action of farnesylation as well as new approaches and technologies, including next-generation sequencing, or NGS, we believe we can identify proteins critically important to tumor cells and that are uniquely farnesylated. This may both enhance our understanding of the mechanism of action of tipifarnib, and enable us to select patients whose tumors are sensitive to inhibition of farnesyl transferase and who are more likely to respond to these treatments.

HRAS Mutant Tumors

Market Opportunity

Retrovirus-associated DNA sequences, or RAS, is a family of membrane-associated proteins that are involved in regulating cell division in response to growth factor stimulation. HRAS is a member of the RAS family, which includes two other proto-oncogenes: KRAS and NRAS. Collectively, the three RAS genes constitute one of the most frequently mutated families of oncogenes in human cancers. Although HRAS mutations are less common overall relative to KRAS and NRAS mutations, they have a relatively high prevalence in cancers of the upper digestive tract, skin, thyroid and urinary bladder.

Collectively, cancers that have an HRAS mutation are estimated to have an annual incidence of approximately 8,000 patients in the United States. SCCHN and squamous non-small cell lung cancer, or Sq-NSCLC, are together estimated to represent more than half the total, with an estimated annual U.S. incidence of approximately 2,800 to 3,400 patients for SCCHN and 1,000 to 1,700 patients for Sq-NSCLC.

SCCHN is a cancer that arises from a squamous cell. Squamous cells are found in the outer layer of skin and in the mucous membranes, which are the moist tissues that line body cavities such as the airways and intestines. SCCHN develops in the mucous membranes of the mouth, nose, and throat and is classified by its location. SCHNN is caused by a variety of factors that can alter the DNA in cells. The strongest risk factors for developing this form of cancer are tobacco use, including smoking or using chewing tobacco, and heavy alcohol consumption. In addition, infection with certain strains of human papillomavirus, or HPV, is linked to the development of SCCHN. HPV infection is one of the factors that accounts for the increasing incidence of SCCHN among younger people.

Researchers have identified mutations in many genes in people with SCCHN; however, it is not yet clear what role most of these mutations play in the development or progression of cancer. One gene implicated in the development and progression of SCCHN is HRAS, and HRAS mutant SCCHN represents a significant unmet medical need. The relapsed and/or refractory SCCHN patient population has an overall survival of approximately six to eight months and few therapeutic options, and new therapies, including immunotherapy, typically show a response rate in the range of 10-20%.

In addition to HRAS mutations present at the time of initial diagnosis, both published preclinical and clinical data suggest that the proportion of patients with HRAS mutations increases as HRAS is a mechanism of resistance to anti-EGFR therapy in SCCHN. HRAS mutations have been shown to be a mechanism of resistance to both erlotinib and cetuximab in SCCHN cell lines, and RAS-mediated acquired resistance to cetuximab has been observed in SCCHN patients. As cetuximab in combination with chemotherapy represents a current standard of care for the front-line treatment of patients with SCCHN, the potential presence of HRAS mutations as a mechanism of acquired resistance could enlarge the potential market opportunity for tipifarnib as a treatment for HRAS mutant SCCHN.

HRAS as a Human Oncogene

The HRAS protein is involved in regulating cell division in response to growth factor stimulation. Growth factors act by binding cell surface receptors that span the cell’s plasma membrane. Once activated, receptors stimulate signal transduction events in the cytoplasm, a process by which proteins and second messengers relay signals from outside the cell to the cell nucleus and instruct the cell to grow or divide. HRAS is localized in the plasma membrane, and is an early player in many signal transduction pathways. HRAS acts as a molecular on/off switch – once HRAS is turned “on” it recruits and activates proteins necessary for the propagation of the receptor’s signal. In certain tumors, mutations in HRAS or its upstream regulators cause HRAS to be permanently “on,” resulting in persistent activation of downstream growth and proliferation signals that drive tumor cell growth. FTIs work to prevent the aberrant growth and proliferation of cells that are dependent on these signaling pathways by inhibiting protein farnesylation and subsequent membrane localization of HRAS, thereby switching HRAS “off.” HRAS membrane localization is solely dependent on protein farnesylation, and therefore we believe that tipifarnib has the potential for the treatment of HRAS mutant solid tumors.

Clinical Development in HRAS Mutant Tumors

We initiated a Phase 2 clinical trial in May 2015 to test the hypothesis that tipifarnib can be used as a treatment for advanced tumors with a known HRAS mutation. We designed this clinical trial based on preclinical data which demonstrated that tipifarnib inhibits HRAS mutant cell proliferation and HRAS tumor growth in mouse models. Sponsorship of the investigational new drug application, or IND, for tipifarnib previously filed by Janssen has been transferred to us. The clinical trial is designed to enroll 2 cohorts of 18 patients each. Cohort 1 is enrolling subjects with malignant thyroid tumors with HRAS mutations, independently of thyroid histology. Cohort 2 was initially designed to enroll any subject with a non-hematological HRAS mutant tumor other than thyroid cancer who meets the eligibility criteria. This clinical trial has a two-stage study design to minimize the number of study subjects treated if tipifarnib is not sufficiently efficacious. If more than one response is observed in the cohort, seven additional subjects will be enrolled (stage 2). If one or no objective response is observed in a cohort after the first 11 evaluable patients, the cohort will be closed to further enrollment. The clinical trial will be considered positive if at least four responses are observed in a cohort (out of 18 subjects). The primary endpoint is objective response rate, and tumor response assessments will be conducted according to Response Evaluation Criteria in Solid Tumors version 1.1 criteria (confirmation of response is required).

In March 2017, we presented data from stage 1 of our ongoing Phase 2 HRAS clinical trial at the 15th International Congress on Targeted Anticancer Therapies, including data from a small cohort of three patients with HRAS mutant SCCHN as well as data from preclinical studies. We reported that, among the three patients with HRAS mutant SCCHN treated with tipifarnib, we had observed two patients with confirmed partial responses, who had been on study for more than 16 months and 10 months, respectively, as well as a third patient who experienced disease stabilization for seven months. We also reported data on a small cohort of patients with HRAS mutant salivary gland cancer, who experienced prolonged disease stabilization.

Our clinical and preclinical data suggests that, among cancers with HRAS mutations, squamous cell tumors, such as SCCHN and Sq-NSCLC, are among the more sensitive tumors to treatment with tipifarnib. Based upon the clinical activity we observed in patients with HRAS mutant SCCHN treated with tipifarnib, we have amended the protocol of our Phase 2 clinical trial to focus enrollment in the second stage of the second cohort entirely on patients with HRAS mutant SCCHN. To facilitate enrollment, we are adding additional clinical sites outside the United States and are engaging with third party laboratories to provide screening of patient samples for HRAS mutant status. Additionally, we are exploring opportunities to evaluate the activity of tipifarnib in HRAS mutant Sq-NSCLC.

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

Companion Diagnostics

Patients are currently being enrolled in the Phase 2 HRAS mutant tumor clinical trials based either upon information from the clinical sites on the patients’ tumor HRAS mutation status or upon this information obtained from third party laboratories who conduct genetic screening on patient samples for the clinical sites. If the results of our Phase 2 clinical trial in HRAS mutant SCCHN cancer are positive, we plan to partner development and validation of a companion diagnostic test to aid in the selection of patients with HRAS mutant tumors in subsequent clinical trials of tipifarnib and to prepare and submit an investigational device exemption, or IDE, for use of the assay in such clinical trials. We expect that the companion diagnostic test will either be a qualitative polymerase chain reaction, or qPCR, -based assay or an NGS-based assay. A qPCR-based assay would be technically similar to the qPCR-based assay already developed and approved by the FDA for KRAS. We expect that regulatory approval of tipifarnib as a treatment for patients with HRAS mutant tumors will require FDA approval of an HRAS assay in the form of a companion diagnostic test that has been validated for accuracy, precision and reproducibility.

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

PTCL consists of a group of rare and usually aggressive (fast-growing) NHLs that develop from mature T-cells. PTCLs collectively account for about five to ten percent of all NHL cases, corresponding to an annual incidence of approximately 5,000 patients per year in the United States. By some estimates, the incidence of PTCL is growing significantly, and the increasing incidence may be attributable to an aging population.

PTCLs are sub-classified into various subtypes, each of which are typically considered to be separate diseases based on their distinct clinical differences. Most of these subtypes are rare; the three most common subtypes are PTCL not otherwise specified, angioimmunoblastic T-cell lymphoma, or AITL, and anaplastic large-cell lymphoma, or ALCL, that collectively account for approximately 70 percent of all PTCLs in the United States.

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

The five-year survival for patients with PTCL is low—roughly 35% by most published records—and few treatment options provide a durable treatment effect. Treatments in the relapsed or refractory setting are not very effective. Therefore, National Comprehensive Cancer Network guidelines currently recommend that patients seek participation in a clinical trial for the initial treatment.

Previous Phase 2 Experience with Tipifarnib in the Treatment of PTCL

A prior Phase 2 clinical trial of tipifarnib was sponsored by the National Cancer Institute and conducted at the Mayo Clinic and University of Iowa from 2004 to 2009 in adult patients with relapsed or refractory lymphoma. As part of that study, 93 patients with various B-cell and T-cell lymphomas were enrolled, including 17 patients with T-cell lymphoma, and patients received tipifarnib 300 mg twice daily on days 1-21 of each 28-day cycle. Tipifarnib was generally well tolerated on this dose and schedule. Across all 93 patients, the grade 3 or 4 toxicities were primarily reversible myelosuppression, with 11% anemia, 37% neutropenia, and 32% thrombocytopenia.

Although the clinical trial enrolled a relatively small number of patients with T-cell lymphomas, a 41% response rate (seven responses out of 17 patients) was observed in patients with T-cell NHL, including four objective responses out of eight patients with PTCL (three complete response, or CR, and one partial response). We believe the results observed from this Phase 2 clinical trial suggest that tipifarnib can be administered for prolonged periods and may produce durable responses as a single agent in relapsed lymphoma in a group of patients who were heavily pretreated, including those with PTCL.

Clinical Development in PTCL

Based on the promising results observed in the Phase 2 lymphoma study at the Mayo Clinic and University of Iowa, we initiated a Phase 2 clinical trial in September 2015 to test the hypothesis that tipifarnib can be used as a treatment for relapsed or refractory PTCL. This clinical trial is being conducted under the IND that was transferred to us from Janssen. Our goals with the Kura-sponsored Phase 2 clinical trial are to confirm the clinical activity of tipifarnib, to validate biomarker hypotheses and to optimize dose and schedule for the treatment of patients with relapsed or refractory PTCL.

The current study protocol has a two-stage design for a total number of 18 eligible patients. If one or no objective response is observed after the first 11 evaluable patients (stage 1), the study will be closed to further enrollment. If more than one response is observed, seven additional patients will be enrolled (stage 2). The clinical trial will be considered positive if at least four responses are observed (out of 18 patients). The primary endpoint is objective response rate, and tumor response assessments are conducted according to the International Workshop Criteria for the assessment of responses in lymphoma. Potential biomarkers that may contribute to the identification of patients who may benefit from tipifarnib therapy will be investigated in the study. These include genes that are expressed and/or mutated in tumor samples, and blood circulating cytokines.

In March 2017, we reported that both stage 1 and stage 2 of the Phase 2 clinical trial have been fully enrolled. We have observed initial signals of clinical activity, including three objective responses, and one additional patient is pending best response assessment. In addition, potential biomarkers have been identified that may allow us to identify patients who are more likely to benefit from treatment with tipifarnib. Based on this preliminary data we have amended the trial protocol to enroll approximately 12 additional patients to seek to verify the initial observations.

Myelodysplastic Syndromes

Market Opportunity

MDS are a group of hematopoietic stem cell malignancies with significant morbidity and mortality. MDS is characterized by ineffective blood cell production, or hematopoiesis, leading to low blood cell counts, or cytopenias, and high risk of progression to acute myeloid leukemia, or AML. MDS is a highly heterogeneous disease, and the severity of symptoms and disease progression can vary widely among patients. The current standard clinical tool to evaluate risk stratification, including survival and risk for AML transformation, and treatment options is the revised International Prognostic Scoring System, or IPSS-R. The IPSS-R differentiates patients into five risk groups (Very Low, Low, Intermediate, High, Very High) based on evaluation of cytogenetics, percentage of blasts (undifferentiated blood cells) in the bone marrow, hemoglobin levels, and platelet and neutrophil counts.

According to the American Cancer Society, or ACS, the annual incidence of MDS is approximately 13,000 patients in the United States, the majority of which are 60 years of age or older. The estimated prevalence is over 60,000 patients in the United States. Approximately 75% of patients fall into the IPSS-R risk categories of Very Low, Low, and Intermediate, collectively known as lower risk MDS, which is our target patient population for our planned Phase 2 MDS clinical trial.

Treatment Options for MDS

Therapeutic options fall into three categories including supportive care, low intensity therapy and high intensity therapy. Supportive care includes the use of red blood cell and platelet transfusions as well as administration of hematopoietic cytokines such as erythropoiesis stimulating agents or colony stimulating factors to improve blood counts. Low intensity therapies include hypomethylating agents such as azacytidine (Vidaza®) and decitabine (Dacogen®), biological response modifiers such as lenalidomide (Revlimid®), and immunosuppressive treatments such as cyclosporine A or antithymocyte globulin. High intensity therapies include chemotherapeutic agents such as idarubicin, cytarabine, fludarabine and topotecan, and hematopoietic stem cell transplantation.

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

Previous Phase 2 Experience with Tipifarnib in the Treatment of MDS

A prior Phase 2 clinical trial of tipifarnib was sponsored by Johnson & Johnson and conducted at 19 sites in seven countries from 2002 to 2006 in adult patients with intermediate to high risk MDS. This study also included patients with chronic myelomonocytic leukemia. Eighty-two patients with IPSS-R scores of Intermediate-1, Intermediate-2, and High risk MDS were enrolled in the study, and patients received tipifarnib 300 mg twice daily on days 1-21 of each 28-day cycle. The median age of patients was 67 (range 39-86 years). The median time since diagnosis was 8.8 months (range 0-128 months) and 37% (30 of 82) had been received prior therapy. The ORR for all patients was 31.7% (26 of 82), with 14.6% (12 of 82) CR and 17.1% (14 of 82) HI. In the 12 complete responders, the median response duration was 11.5 months (range 2.0-21.9 months), and the median TTP was 12.4 months (3.9-23.8 months). Median duration of HI was 18 weeks (range six to 76 weeks). Median OS was 11.7 months for all patients.

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

Clinical Development in MDS

We initiated a Phase 2 clinical trial to investigate the anti-tumor activity of tipifarnib in patients with lower risk MDS in the second quarter of 2016. We have prioritized lower risk MDS because of the prevalence of this disease and our belief that treatment of lower risk MDS remains a significant unmet medical need. We expect that the activity of tipifarnib in lower risk MDS will be no less than the activity observed in the previously investigated intermediate/high risk setting, which is a more aggressive form of the disease. Our Phase 2 study in lower risk MDS is designed to investigate the activity of tipifarnib in approximately 58 eligible subjects, and has a primary endpoint of transfusion independence according to the adult Myelodysplastic/Myeloproliferative Neoplasms International Working Group criteria or related response assessment system. Based on anecdotal evidence of hematological improvement observed in several patients enrolled in the study, we have amended the protocol to explore dose regimens to seek to optimize those initial observations.

Exploratory Biomarkers

We have identified potential biomarkers that could be predictive of response to tipifarnib in MDS patients. One of these potential biomarkers is the killer cell immunoglobulin-like receptor 2DS2, or KIR2DS2, which is commonly expressed on natural killer cells and some T-cells and serves to regulate their activity. Autoimmunity is known to play a key role in the onset of lower risk MDS, and KIR2DS2 has been shown to predispose patients to onset of both MDS and autoimmune diseases. KIR2DS2 is present in approximately 60% of MDS patients.

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

We hypothesize that tipifarnib may influence the signaling of KIR2DS2 through its inhibition of protein farnesylation, either of RAS proteins or other farnesylated proteins in the cell. Through this mechanism, we believe that tipifarnib could improve patient outcomes. Because KIR2DS2 and the related receptor KIR2DS5 are known to predispose to autoimmunity and the onset of MDS, we believe that tipifarnib could attenuate the autoimmune process that causes severe cytopenias in lower risk MDS. This hypothesis is being evaluated in our ongoing Phase 2 clinical trial in lower risk MDS.

Companion Diagnostics

If the results of our Phase 2 clinical trial in MDS are positive, and KIR2DS2 or other immune cell markers are shown to be predictive of response to tipifarnib, we would expect to partner development and validation of a companion diagnostic test to aid in the selection of patients in subsequent clinical trials of tipifarnib in this patient population. Genetic assays and semi-quantitative gene expression assay detecting the presence or absence of certain of these markers are already available and used in some instances in bone marrow transplantation.

Chronic Myelomonocytic Leukemia

Market Opportunity

CMML is a disorder of bone marrow stem cells in which an increase in white blood cells, or monocytosis, is a defining feature. The clinical presentation of CMML varies from predominantly myelodysplastic, an ineffective production of blood cells, to predominantly myeloproliferative, an overproduction of blood cells. CMML is primarily a disease of the elderly with a median age at diagnosis of 65 to 75 years, and an estimated annual incidence of approximately 1,100 patients in the United States.

Treatment Options for CMML

The prognosis for patients with CMML is poor, with median survival of two to three years and a 15% to 20% risk of transformation to AML. The three-year survival for patients with CMML is low — roughly 29% by most published records — and few treatment options provide a durable treatment effect. Management of CMML typically focuses on supportive care as therapeutic options are limited. Accordingly, we believe treatment of adult CMML remains an unmet medical need.

Previous Phase 2 Experience with Tipifarnib in the Treatment of CMML

In a prior Phase 2 clinical trial of tipifarnib sponsored by Johnson & Johnson and in adult patients with intermediate to high risk MDS, of the 82 patients treated, 19 were classified as having CMML according to the French American British classification. Based on an intent to treat analysis of these CMML patients using the International Working Group (2000) response criteria for MDS, responses were observed in four of the 19 patients (21%), with one CR and three complete responses with incomplete platelet recovery, or CRp. Median duration of response was 225 days and median time to transformation to AML was not estimable. Median overall survival in these patients was 440 days. Tipifarnib was generally well tolerated. Grade 3 or 4 adverse events reported across all patients were primarily myelosuppression: thrombocytopenia, anemia, and neutropenia. We believe the results observed from this Phase 2 clinical trial suggest that tipifarnib may produce durable responses as a single agent in patients with CMML.

Clinical Development in CMML

We initiated a Phase 2 clinical trial of tipifarnib in CMML in October 2016. Our Phase 2 clinical trial is designed to evaluate the anti-tumor activity of tipifarnib in CMML. As part of the study, we also plan to test a biomarker hypothesis, which may allow us to identify those patients most likely to experience durable responses. We anticipate that the clinical trial would recruit approximately 20 patients.

Exploratory Biomarkers

We have identified potential biomarkers that could be predictive of response to tipifarnib in CMML patients. Two of these potential biomarkers are the proto-oncogenes NRAS and KRAS. Like the HRAS homolog, NRAS and KRAS proteins are involved in regulating cell division in response to growth factor stimulation. In certain tumors, mutations in KRAS or NRAS cause those proteins to be permanently “on,” resulting in persistent activation of downstream growth and proliferation signals that drive tumor cell growth. Mutations in NRAS or KRAS are present in approximately 30% of CMML patients.

KRAS and NRAS are similar to HRAS in that they can utilize the protein farnesylation pathway for membrane localization; however, KRAS and NRAS are distinct from HRAS in that they can also utilize an alternate enzyme, the geranylgeranyl transferase, for membrane localization and become resistant to FTI treatment. We hypothesize that patients with NRAS mutant CMML will be less sensitive to treatment with tipifarnib relative to patients with the wild-type NRAS because NRAS will remain a driver of the disease even upon treatment with tipifarnib. If we validate our hypothesis in the ongoing Phase 2 clinical trial, the likely development path for tipifarnib in CMML would be in the NRAS wild-type CMML population.

Companion Diagnostics

If the results of our Phase 2 clinical trial in CMML are positive, and wild-type NRAS or KRAS are shown to be predictive of response to tipifarnib, we would expect to partner development and validation of a companion diagnostic test to aid in the selection of patients in subsequent clinical trials of tipifarnib in this patient population. Genetic assays detecting the presence or absence of certain of these genes and markers are already commercially available.

Registration Strategy for Tipifarnib

Our goals with our ongoing Phase 2 clinical trials of tipifarnib are to confirm the clinical activity of tipifarnib in each disease indication, to validate biomarker hypotheses and to optimize dose and schedule for each disease to build a data package supporting advancement to pivotal study. For each disease indication, we plan to evaluate a number of criteria in determining whether to advance tipifarnib. These criteria include: biomarker validation, evidence of durable, clinical benefit, potential for rapid clinical development, potential to move into earlier lines of therapy, the potential for patent and regulatory exclusivity and the commercial potential.

We anticipate we will have additional data from our Phase 2 clinical trial in HRAS mutant solid tumors and from our Phase 2 clinical trial in PTCL in 2017 and data from our Phase 2 clinical trial in lower-risk MDS and our Phase 2 clinical trial in CMML in the first half of 2018. If the data from one or more of these Phase 2 clinical trials supports further clinical development, we would plan to initiate a registrational clinical trial of tipifarnib in at least one disease indication. The use of regulatory pathways such as orphan drug or breakthrough therapy designation will be driven by the specific patient population and data from the Phase 2 clinical trials.

ERK Inhibitor Program

Overview

We are advancing KO-947, a small molecule inhibitor of ERK, as a potential treatment for patients with tumors that have dysregulated activity due to mutations or other mechanisms in the MAPK pathway, including lung cancers, colorectal cancers and pancreatic cancers. We anticipate initiation of our Phase 1 clinical trial of KO-947 in the first half of 2017. We acquired KO-947 from Araxes Pharma LLC, or Araxes, a private biopharmaceutical company.

Aberrant signaling caused by mutations or dysregulation of the MAPK pathway are frequent contributors to the development of cancer in humans and are associated with numerous tumor types. Many cancers harbor genetic mutations in components of the MAPK pathway, especially in protein kinases, that lock transformed cells in a pro-growth state, even in the absence of external growth signals. Studies have shown that such aberrations in the MAPK pathway, including mutations in KRAS or BRAF, and other components of the pathway, are frequent contributors to the development of cancer in humans. Targeted cancer drugs, including vemurafinib (ZELBORAF®) and dabrafenib (TAFINLAR®), trametinib (MEKINIST®) and cobimetinib (COTELLIC®), which are small molecule inhibitors of the proteins BRAF and MEK, respectively, and have been approved by the FDA for treatment of BRAF V600E mutant metastatic melanoma, are currently being investigated in other tumor types. We believe that these drugs have validated the use of small molecule inhibitors of the MAPK pathway in cancer. Although inhibitors of BRAF and MEK have demonstrated clinical activity in selected patients, durable responses in patients are limited, as median time to disease progression is approximately six to seven months and resistance is often associated with pathway reactivation of the ERK signaling pathway. Accordingly, we believe that a therapeutic product candidate that can block signaling of the MAPK pathway through potent, selective and prolonged inhibition of ERK should reduce or prevent cancer growth and may have a beneficial effect for patients.

KO-947 is a potent and selective inhibitor of ERK, exhibits potent anti-proliferative activity across a broad panel of tumor cell lines with mutations in BRAF, NRAS or KRAS and induces tumor regressions at tolerable doses in in vivo models. KO-947 demonstrates prolonged pathway inhibition, both in vitro and in vivo, enabling the potential for intermittent dosing on schedules up to once weekly. Additionally, the drug properties of KO-947 support an intravenous formulation, which may allow for increased drug concentration and potentially improved tolerability in the clinic. We believe these properties of KO-947 differentiate it from other ERK inhibitors currently in development.

Market Overview

Activating mutations in the KRAS gene are commonly found in a wide variety of tumor types. Among cancer indications with large patient populations, KRAS mutations are found in approximately 93 percent of pancreatic cancers, approximately 40 percent of colorectal cancers and approximately 12 percent of NSCLC. According to the ACS in 2017, there are estimated to be over 54,000 cases of pancreatic cancer, 135,000 cases of colorectal cancer and over 190,000 cases of NSCLC diagnosed each year in the United States. We believe this corresponds to approximately 49,000 cases of KRAS mutant pancreatic cancer, 54,000 cases of KRAS mutant colorectal cancer, and 23,000 cases of KRAS mutant NSCLC each year in the United States. These cancers typically present relatively late in their clinical course, when locally directed therapy (surgery and radiation) is not curative. The treatment of locally advanced and metastatic cancers represents a significant unmet medical need.

Preclinical Data for KO-947

KO-947, demonstrates potent inhibition of the ERK kinase and high selectivity relative to a panel of approximately 400 kinases. KO-947 also demonstrates prolonged inhibition of the MAPK pathway in vivo. Following a single dose in vivo, KO-947 demonstrated a near complete inhibition of MAPK pathway signaling for more than72 hours. The prolonged inhibition of the pathway supports the potential for intermittent dosing schedules.

KO-947 has been evaluated in a panel of more than 100 different PDX models comprising 20 different clinical indications, utilizing intermittent dosing, to identify and prioritize potential lead clinical indications. Results obtained from these studies demonstrate that KO-947 induces tumor regressions in BRAF or RAS mutated tumor models as well as in tumor models lacking BRAF/RAS mutations but characterized by other dysregulations of the MAPK pathway. In each of these subsets of tumors characterized by mutation or dysregulation of the MAPK pathway, KO-947 demonstrated response rates of greater than 50%. Preclinical data for KO-947 was published in a poster presented at the EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics, or EORTC, in Munich, Germany in November 2016.

Through our preclinical studies we have identified potential development opportunities including KRAS and BRAF mutant cancers and squamous cell carcinomas. In addition, we have identified potential biomarkers to enable patient selection strategies for clinical development. Our goal is to identify those indications with the potential for single agent activity, enabling accelerated development. We believe the advantages of a precision medicine-based approach to the development of KO-947 include the potential for translatability from preclinical PDX studies to human clinical studies, the ability to leverage clinical and pathology trends towards comprehensive tumor profiling and the potential for meaningful single agent activity to permit more rapid clinical development and commercialization.

Phase 1 Clinical Trial

We submitted an IND application for KO-947 to the FDA, which became effective in December 2016, and we anticipate initiation of our Phase 1 clinical trial of KO-947 in the first half of 2017. Our planned Phase 1 clinical trial is designed to determine the maximum tolerated dose, or MTD, of KO-947 in subjects with locally advanced unresectable or metastatic, relapsed and/or refractory, non-hematological malignancies. If an MTD cannot be identified, a recommended phase 2 dose will be determined. In addition, extension cohorts may be conducted to further characterize the safety and tolerability of KO-947 and seek to provide preliminary evidence of anti-tumor activity. The clinical trial is planned to be conducted at multiple centers in the United States and the European Union.

Menin-MLL Program

Overview

We are developing orally bioavailable small molecule inhibitors of the menin-MLL interaction, including the development candidate, KO-539, for the treatment of MLL-r and MLL-Partial Tandem Duplication, or MLL-PTD, acute leukemias, a genetically defined subtype of the two most common forms of acute leukemia, AML and acute lymphoblastic leukemia, or ALL. We licensed the menin-MLL program from the Regents of The University of Michigan, or the University of Michigan.

The MLL gene is a common target of chromosomal translocations found in patients with AML and ALL, which affects both children and adults. Fusion of MLL with one of over 50 different partner genes forms oncogenes encoding MLL fusion proteins, which play a causative role in the onset, development and progression of MLL-r leukemias. MLL fusion proteins up-regulate expression of target genes involved in the malignant transformation of blood cells, however, the fusion protein is critically dependent on binding the oncogenic co-factor menin to function. This implies that the menin-MLL interaction represents a valuable target for molecular therapy.

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

Another subset of AML carries the MLL-PTD mutation that shares many of the hallmarks of MLL-r leukemias. MLL-PTD typically confers a worse prognosis with shortened overall and event free survival in childhood and adult AML. The annual incidence of MLL-r and MLL-PTD patients is estimated to be 3,500 patients in the United States, and those patients currently have limited options other than chemotherapy or allogeneic stem cell transplant. There are no approved therapies specifically indicated for either the MLL-r or MLL-PTD leukemias. We believe there remains a significant unmet medical need.

In preclinical studies, inhibitors of the menin-MLL interaction have demonstrated potent and selective inhibition of the proliferation of MLL-r leukemia cell lines. We have further demonstrated that the inhibition of the menin-MLL interaction results in the down-regulation of MLL-r target genes, and an up-regulation of markers of differentiation. In vivo studies show robust and durable efficacy in multiple models of MLL-r leukemia, and demonstrate a strong correlation with the gene expression endpoints. Data was published in a poster presented at the EORTC in Munich, Germany in November 2016.

Opportunity for Kura Oncology

Our menin-MLL development program is aimed at identifying product candidates with the potential to effectively treat patients with MLL-r leukemias—a subset of adult and pediatric patients who today have no effective therapy—as well as MLL-PTD leukemias, a subset of AMLs that have no effective therapy. Additionally, we are evaluating oncology indications where menin dysregulation may play a role in the onset, development and progression of these cancers. We nominated KO-539 as a development candidate in December 2016.

License and Asset Purchase Agreements

Janssen Pharmaceutica NV

In December 2014, we entered into a license agreement with Janssen, which was amended in June 2016, which grants us exclusive global rights to develop and commercialize tipifarnib in all indications other than virology and includes the right to grant sublicenses. We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize tipifarnib and, with the exception of the transfer to us without cost of Janssen’s existing inventory of tipifarnib material, we are responsible for all future development and commercialization costs for tipifarnib. Under the license agreement, Janssen has a first right to negotiate for an exclusive license back from us to develop and commercialize tipifarnib on terms to be negotiated in good faith. Janssen may exercise this right of first negotiation during the 60-day period following completion of a Phase 2 clinical trial of tipifarnib in HRAS mutant patients in oncology and delivery by us to Janssen of a complete data package from such clinical trial.

Under the terms of the license agreement, in January 2015 we issued a convertible promissory note in the principal amount of $1.0 million to Johnson & Johnson Innovation—JJDC, Inc., which automatically converted into shares of common stock in our March 2015 private placement. When and if commercial sales of tipifarnib begin, we are obligated to pay Janssen tiered royalties of low double digit percentages of our net sales, depending on the amount of our net sales, with standard provisions for royalty offsets in the event of generic competition or compulsory licenses, on a product-by-product and country-by-country basis until the later of the expiration of the last to expire valid claim of the licensed patents covering the licensed product in the field in such country, the expiration of any regulatory exclusivity with respect to such product in such country, and ten years from our first commercial sale. We are also required to make regulatory milestone payments to Janssen of up to $25 million in the aggregate, if specified regulatory approvals are achieved for the first indication and additional payments for each subsequent indication if specified regulatory approvals are achieved. In addition, we are required to make sales milestone payments of up to $50 million in the aggregate if specified sales thresholds are surpassed. If we grant sublicenses under the license from Janssen, we are required to pay to Janssen a percentage of any upfront, lump-sum or milestone payments received from our sublicensee, subject to certain exclusions for regulatory milestone payments due under the license agreement.

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

Araxes Pharma LLC

In December 2014, we entered into an asset purchase agreement with Araxes, which was amended and restated in February 2015, under which we purchased all of Araxes’ patent rights in the ERK program, including KO-947 and additional backup compounds, and related intellectual property. When and if commercial sales of a product candidate covered by the purchased patent rights begin, we are obligated to pay Araxes tiered royalties of low single digit percentages of our net sales, depending on the amount of our net sales with standard provisions for royalty offsets. We are also required to make development and regulatory milestone payments to Araxes of up to $9.7 million in the aggregate if specified development events and regulatory approvals are achieved. Under the terms of the asset purchase agreement, in December 2014 we issued a convertible promissory note in the principal amount of $0.5 million to Araxes, which automatically converted into shares of common stock in our March 2015 private placement.

The University of Michigan

In December 2014, we entered into a license agreement with the University of Michigan, which was amended in March 2015, July 2015, September 2016 and February 2017, under which we received certain license rights for a non-refundable upfront license, annual maintenance fees and payments upon achievement of certain development and sales-based milestones. The licensed asset consists of several compounds, which are in the lead discovery/lead optimization phase. All future development, regulatory and commercial work on the asset will be completed fully and at our sole expense. The University of Michigan retains the right to use the asset for non-commercial research, internal and/or educational purposes, with the right to grant the same limited rights to other non-profit research institutions. Furthermore, the agreement stipulates contingent consideration for the issuance of shares equivalent to a set dollar value upon the occurrence of a qualified financing or a change of control event, as defined in the amendment to the agreement, consistent with the terms issued to any future investors or the per share consideration to be received by other shareholders. As a result of our March 2015 private placement, we issued to the University of Michigan 79,113 shares of our common stock at a fair value of $0.5 million. The agreement will terminate upon the last-to-expire patent rights, or may be terminated by us at any time with 90 days written notice of termination or terminated by the University of Michigan upon a bankruptcy by us, payment failure by us that is not cured within 30 days or a material breach of the agreement by us that is not cured within 60 days.

Research and Development

Our research and development expenses were $20.4 million and $17.8 million, during the years ended December 31, 2016 and 2015, respectively. See Part II – Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report for additional detail regarding our research and development activities.

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

Tipifarnib Competition

Although there are currently no approved drugs targeting farnesyl transferase, we are aware of several compounds that are now or have previously been in clinical development, including Merck’s lonafarnib, Bristol-Myers Squibb’s BMS-214662, Astellas Pharma’s (formerly OSI) CP-609,754, and AstraZeneca’s AZD3409. To our knowledge, there are no ongoing clinical trials evaluating any of these agents for the treatment of cancer. However, the initiation of clinical development of another of these agents in an oncology setting could become competitively significant, and if tipifarnib or our other product candidates do not offer sustainable advantages over competing products, we may not be able to successfully compete against current and future competitors.

Even if we are successful in developing our product candidates, the resulting products would compete with a variety of established drugs in the targeted therapeutic indications of PTCL and MDS. Competitive drugs currently approved for PTCL include belinostat (Beleodaq®) and pralatrexate (Folotyn®), marketed by Spectrum Pharmaceuticals, romidepsin (Istodax®), marketed by Celgene, and brentuximab vedotin (Adcetris®) (for ALCL), marketed by Seattle Genetics. Competitive drugs currently approved for MDS include azacytidine (Vidaza®) and lenalidomide (Revlimid®), marketed by Celgene, and decitabine (Dacogen®) marketed by Otsuka and Johnson & Johnson. Although there are currently no drugs approved specifically for the treatment of HRAS-mutant solid tumors, there are several targeted therapies approved for the treatment of SCCHN including Eli Lilly’s/Merck KGaA’s cetuximab (Erbitux®), Bristol Myers Squibb’s nivolumab (Opdivo®) and Merck’s pembrolizumab (Keytruda®), and thyroid cancer, including AstraZeneca’s vandetanib (Caprelsa®), Bayer’s sorafenib (Nexavar®), Exelixis’ cabozantinib (Cometriq®) and Eisai’s lenvatinib (Lenvima®). There are no targeted therapies approved for the treatment of urothelial cancer or CMML.

ERK Inhibitor Competition

While there are currently no approved drugs targeting ERK, we are aware of several compounds that are in clinical development, including Roche/Genentech’s ravoxertinib (RG-7842/GDC-0994) BioMed Valley Discoveries’ ulixertinib (BVD-523), Eli Lilly’s LY-3214996, Merck’s MK-8353 and Novartis’ LTT-462. Furthermore, it is possible that other companies are also engaged in discovery or preclinical development of compounds targeting ERK. These competitors, if successful in clinical development, may achieve clinical activity, regulatory approval and market adoption in advance of our compounds, constraining the ability of our compounds to gain significant market share. Although we believe that KO-947 presents several potential advantages relative to these aforementioned candidates, including potency, prolonged pathway inhibition and the ability to be administered as an intravenous infusion, these results may not translate to superior therapeutic benefit in clinical trials.

Menin-MLL Inhibitor Competition

There are no drugs, to our knowledge, approved or in clinical trials targeting the menin-MLL protein-protein interaction. Although there are no targeted therapies approved specifically for the treatment of MLL-r leukemias, there are several products in clinical development, including Epizyme’s EPZ-5676 and Novartis’s midostaurin, as well as Pfizer’s palbociclib (IBRANCE®), which has received accelerated approval in combination with letrozole, for the treatment of postmenopausal women with estrogen receptor-positive, human epidermal growth factor receptor 2-negative (ER+/HER2-) advanced breast cancer as initial endocrine-based therapy for their metastatic disease.

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

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing as well as for commercial manufacture of any products that we may commercialize. Under our license agreement with Janssen, Janssen has provided us with its existing inventory of clinical supply of tipifarnib, which we believe will support our ongoing and planned Phase 2 clinical trials of tipifarnib. Janssen also provided us with its existing inventory of the crude drug substance and bulk key intermediate for manufacture of drug substance for tipifarnib. If needed, we aim to engage, by entering into a supply agreement or through another arrangement, third party manufacturers to provide us with additional tipifarnib clinical supply. For all our product candidates, we aim to identify and qualify manufacturers to provide the active pharmaceutical ingredient, or API, and fill-and-finish services prior to submission of an NDA to the FDA.

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

We currently, and expect that we will continue to, file or license patent applications directed to our key product candidates in an effort to establish intellectual property positions regarding composition-of-matter of these product candidates, as well as biomarkers that may be useful in selecting the right patient population for use of any of our product candidates, formulations, processes and methods of using these product candidates in the treatment of various cancers. We own or in-license a patent portfolio consisting of over 30 patent families, including issued U.S. patents and their respective counterparts in a number of foreign jurisdictions, pending U.S. patent applications, pending applications under the Patent Cooperation Treaty and corresponding pending patent applications in a number of foreign jurisdictions. We have exclusively licensed from Janssen a portfolio of approximately 20 patent families. The in-licensed Janssen composition-of-matter and method-of-use patents expired in the United States and Europe in 2016. We have also exclusively licensed from Memorial Sloan Kettering Cancer Center a patent family pertaining to a method of use of tipifarnib. We have exclusively licensed from the University of Michigan or co-own multiple families of patent applications pertaining to our menin-MLL program. Other patent applications we own include composition-of-matter and method-of-use applications covering KO-947. We currently, and expect that we will continue to, file for patents in the United States with counterparts in major market countries in Europe and other key markets in the rest of the world.

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

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by FDA. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves clinical trials in a limited patient population to determine the effectiveness of the drug for a specific indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 clinical trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter clinical trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second clinical trial would be practically or ethically impossible.

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

FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, FDA begins an in-depth review. FDA has agreed to certain performance goals in the review of NDAs to encourage timeliness. Most applications for standard review drug products are reviewed within 12 months from submission; most applications for priority review drugs are reviewed within eight months from submission. Priority review can be applied to drugs that FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

After FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, for FDA to reconsider the application. If, or when, those deficiencies have been addressed to FDA’s satisfaction in a resubmission of the NDA, FDA will issue an approval letter. FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

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

Orphan Drug Designation and Exclusivity

The Orphan Drug Act provides incentives for the development of products intended to treat rare diseases or conditions. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug available in the United States for this type of disease or condition will be recovered from sales of the product. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition, the FDA will grant orphan designation for that product for the orphan disease indication, assuming the same drug has not already been approved for the indication for which the sponsor is seeking orphan designation. If the same drug has already been approved for the indication for which the sponsor is seeking orphan designation, the sponsor must present a plausible hypothesis of clinical superiority to obtain orphan designation. Orphan designation must be requested before submitting an NDA. After the FDA grants orphan designation, the FDA discloses the identity of the therapeutic agent and its potential orphan use.

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

In the European Union, orphan drug designation also entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Orphan drug designation must be requested prior to submission of an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

FDA has required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a premarket approval, or PMA, for that diagnostic simultaneously with approval of the drug. We believe that FDA will require PMA approval of one or more in vitro companion diagnostics to identify patient populations suitable for our cancer therapies. The review of these in vitro companion diagnostics in conjunction with the review of our cancer treatments involves coordination of review by FDA’s Center for Drug Evaluation and Research and by FDA’s Center for Devices and Radiological Health.

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

The federal Anti-Kickback Statute prohibits, among other things, individuals and entities from knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for either the referral of an individual or the purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. Violations of the federal Anti-Kickback Statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, and their implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information used and disclosed by covered entities and their business associates that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. Many states and foreign jurisdictions also have laws and regulations that govern the privacy and security of individually identifiable health information, and such laws often vary from one another and from HIPAA.

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

Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including potentially significant administrative, criminal and civil penalties, damages, fines, individual imprisonment, exclusion from participation in government healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private "qui tam" actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations

In addition to regulatory schemes that apply, or may in the future apply, to our business, we are or may become subject to various environmental, health and safety laws and regulations governing, among other things, laboratory procedures and any use and disposal by us of hazardous or potentially hazardous substances used in connection with our research and development activities. We do not presently expect such environmental, health and safety laws or regulations to materially impact our present or planned future activities.

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

Health Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the

United States, the pharmaceutical industry has been a specific focus of these efforts and has been significantly affected by major legislative initiatives. By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. Since its enactment there have been judicial and Congressional challenges to certain aspects of the ACA. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of repeal legislation. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations. Recently there has been heightened governmental scrutiny over the manner by which manufacturers set prices for their marketed products. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products.

In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

Employees

As of December 31, 2016, we had 22 full-time employees and three part-time employees, including nine employees with M.D. or Ph.D. degrees. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We are an early-stage clinical development company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical studies for our product candidates and undertaking clinical studies of our most advanced product candidate, tipifarnib. We have not yet demonstrated our ability to successfully complete any clinical trials, including those clinical trials in support of FDA approval, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Medicines, on average, take 10 to 15 years to be developed from the time they are discovered to the time they are available for treating patients. Consequently, any predictions you make about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

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

Until such time, if ever, as we can generate substantial product revenues, we will need to raise additional capital in connection with our continuing operations. We expect to finance our cash needs through a combination of equity offerings and debt financings. In April 2016, we entered into the loan agreement with the lenders providing for up to $20.0 million in term loans. Under the terms of the loan agreement, the lenders have initially provided us with a term loan of $7.5 million, or Term A Loan, with an additional $12.5 million available at any time between December 31, 2016 and May 1, 2017, or Term B Loan, subject to our successful advancement of KO-947 into Phase 1 clinical trials.

In January 2017, we entered into an at the market issuance sales agreement, or ATM facility, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $25.0 million. Other than our term loan facility and ATM facility, we do not have any committed external source of funds.

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

While any amounts are outstanding under our term loan facility, we are subject to affirmative and restrictive covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. If we default under our term loan facility, the lenders may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lenders could declare a default under our term loan facility upon the occurrence of an event of default, which includes our failure to satisfy our payment obligations under the loan agreement, the breach of certain of our other covenants under the loan agreement or the occurrence of a material adverse change, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

Risks Related to the Discovery and Development of Our Product Candidates

Our discovery, preclinical and clinical development is focused on the development of targeted therapeutics for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs may never lead to marketable products.

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

Our clinical-stage product candidate, tipifarnib, as well as our other pipeline assets are at an early stage of development and will require significant investment and regulatory approvals prior to commercialization. We currently have no product candidates beyond Phase 2 clinical trials. We commenced a Phase 2 clinical trial of tipifarnib in advanced solid tumors with the HRAS mutation in May 2015, a Phase 2 clinical trial in PTCL in September 2015, a Phase 2 clinical trial in patients with lower risk MDS in May 2016 and a Phase 2 clinical trial in patients with CMML in October 2016. Our product candidate in our ERK program, KO-947, is anticipated to enter clinical development in the first half of 2017, and menin-MLL program, is in preclinical development. Each of our product candidates will require clinical and preclinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. In addition, our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

We cannot be certain that clinical development of tipifarnib, KO-947 or any of our other product candidates will be successful or that we will obtain regulatory approval or be able to successfully commercialize any of our product candidates and generate revenue. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the clinical trial process may fail to demonstrate that our product candidates are safe and effective for their proposed uses. Any such failure could cause us to abandon further development of any one or more of our product candidates and may delay development of other product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Tipifarnib has been studied in more than 5,000 oncology patients and was generally well tolerated and exhibited a manageable side effect profile. However, there is no guarantee that unacceptable side effects will not be identified at the various doses and schedules we are using or plan to use in our clinical trials of tipifarnib. In prior studies tipifarnib demonstrated anti-cancer activity in certain patient subsets. However, the anti-cancer activity observed was not sufficient to support marketing approval by the FDA in the indication in which it was sought. Although we are designing our clinical trials to target the patient subsets who we believe are most likely to benefit from treatment with tipifarnib, there is no guarantee that our clinical trials will be successful. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any new drug applications, or NDAs, with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenue.

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

Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates. We may find it difficult to enroll patients in our clinical trials for tipifarnib.

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

Enrollment in our Phase 2 clinical trial of tipifarnib in patients with HRAS mutant SCCHN is proceeding slower than anticipated. We believe this may be primarily due to two factors. First, with the recent approvals in the United States of the immune-oncology agents nivolumab and pembrolizumab, many SCCHN patients are now being treated with one of these agents after failure of first line treatments such as chemotherapy and/or cetuximab. Second, many physicians who treat SCCHN patients do not routinely screen their patients for genetic mutations, such as HRAS, which we believe is because, to date, targeted therapies have not been available to treat SCCHN patients. To seek to address these issues, we are expanding the number of clinical sites in Europe, where the immune-oncology agents have not yet been approved, and in the United States, and are contracting with third party laboratories to facilitate the genetic screening of patients for our clinical sites. These efforts will result in an increase in costs for this Phase 2 clinical trial, and there is no guarantee that these efforts will be effective in accelerating enrollment in this clinical trial.

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

The risk of failure for all of our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. Results from clinical trials conducted at a single clinical site may not be predictive of results from additional clinical sites or from subsequent clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, the FDA issued a non-approval letter for tipifarnib in acute myeloid leukemia in June 2005. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. We experienced a delay in completing the manufacture of clinical supplies of KO-947, which resulted in a delay in submitting an IND for KO-947. We currently anticipate commencing a Phase 1 clinical trial of KO-947 in the first half of 2017. If the FDA or IRBs have comments on our study plans for our ongoing or planned Phase 2 clinical trials of tipifarnib or our planned Phase 1 clinical trial of KO-947 that we are required to address, such studies may be delayed, or may not start at all. Clinical trials may be delayed, suspended or prematurely terminated at any time by us or by the FDA or other similar regulatory agency if it is determined at any time that patients may be or are being exposed to unacceptable health risks, including risk of death, or if compounds are not manufactured in compliance with cGMP regulations or with acceptable quality. There can be no assurance that the FDA will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

•	failure to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a clinical trial design that we are able to execute;
•	delay or failure in obtaining authorization to commence a clinical trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
•	delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective clinical trial sites;
•	inability, delay, or failure in identifying and maintaining a sufficient number of clinical trial sites, many of which may already be engaged in other clinical programs;
•	delay or failure in recruiting and enrolling suitable subjects to participate in a clinical trial;
•	delay or failure in having subjects complete a clinical trial or return for post-treatment follow-up;
•	delay or failure in determining an acceptable dose and schedule for a product candidate in a clinical trial;
•	clinical sites and investigators deviating from clinical trial protocol, failing to conduct the clinical trial in accordance with regulatory requirements, or dropping out of a clinical trial;
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

In order to execute on our strategy of advancing the clinical development of our product candidates, we have designed our Phase 2 clinical trials of tipifarnib, and expect to design future clinical trials, to include patients whose tumors harbor the applicable molecular and/or genetic alterations that we believe contribute to particular cancer subsets. Our goal in doing this is to enroll patients who have the highest probability of responding to the drug, to show early and statistically significant evidence of clinical efficacy. If we are unable to identify genetic alterations, or biomarkers, that are predictive of response to our product candidates, or we are unable to include patients whose tumors harbor the applicable genetic alterations in our clinical trials, or if our product candidates fail to work as we expect, our ability to assess the therapeutic effect, seek participation in FDA expedited review and approval programs, including Breakthrough Therapy, Fast Track Designation, Priority Review and Accelerated Approval, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised, resulting in longer development times, larger clinical trials and a greater likelihood of not obtaining regulatory approval. In addition, because the natural history of different tumor types is variable, we will need to study our product candidates, including tipifarnib, in clinical trials specific for a given tumor type and this may result in increased time and cost. Even if our product candidate demonstrates efficacy in a particular tumor type, we cannot guarantee that any product candidate, including tipifarnib, will behave similarly in all tumor types, and we will be required to obtain separate regulatory approvals for each tumor type we intend a product candidate to treat. If any of our clinical trials are unsuccessful, our business will suffer.

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

Our product candidates may cause serious adverse events or have unacceptable side effects that could delay, limit or prevent their development.

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

We have not yet initiated clinical trials of KO-947, and it is likely that there may be side effects associated with its use in humans. Any observed drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Additionally, if results of our clinical trials for tipifarnib, KO-947 or other product candidates reveal an unacceptable frequency and severity of serious adverse events or side effects, our trials could be suspended or terminated and the FDA or comparable foreign regulatory agencies could require us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Many compounds developed in the biopharmaceutical industry that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of those compounds. Any of these occurrences may harm our business, financial condition and prospects significantly.

We may expend our limited resources to pursue a specific product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

In our Phase 2 clinical trial of tipifarnib in advanced cancers with HRAS mutations, patients are being enrolled based on information from the clinical sites on the patients’ tumor HRAS mutation status. Typically, this information is being obtained by the clinical sites from NGS panels used by the site to characterize patients’ tumors. In some disease indications including HRAS mutant squamous cell head and neck cancer, it is not routine to screen all patients. In such cases, we may facilitate screening at third party CROs. This may result in additional cost and longer timelines. We are contracting with third party laboratories to facilitate screening of patients in our HRAS mutant SCCHN clinical trial and expect to incur additional costs and longer timelines as a result. If the results of our Phase 2 clinical trials are positive and we validate our biomarker hypotheses in those clinical trials, we plan to partner development and validation of companion diagnostic tests to aid in the selection of patients in subsequent clinical trials of tipifarnib and to prepare and submit an IDE for use of the companion diagnostic in the clinical trial. Any delay or failure by us or our third-party collaborators to develop or obtain IDE approval for use of companion diagnostics in our clinical trials of tipifarnib could delay or prevent us from commencing or completing our clinical trials. We expect that the companion diagnostic tests will either be a qualitative polymerase chain reaction-based assay or an NGS-based assay. The results of NGS panels being currently used at sites may not be accurate or consistent across sites, and our development of tipifarnib or a companion diagnostic may be delayed or complicated by a change in assay methodology.

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

Risks Related to Our Dependence on Third Parties

We rely on third-party contractors and organizations to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such clinical trials.

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

The manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of drug formulation and manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Our initial liquid formulation of KO-947 for intravenous dosing did not demonstrate stability characteristics consistent with our specifications, which resulted in a delay in the completion of our manufacturing activities for clinical supplies of KO-947 and a delay in submitting an IND for KO-947 as we had to continue our formulation development work to develop a lyophilized formulation of KO-947 for use in clinical trials.

If we are unable to develop formulations of our product candidates with acceptable stability and sterility characteristics, or experience an unexpected delay or loss of supply of any of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, our business may be harmed and we may experience delays, disruptions, suspensions or terminations of, or we may be required to restart or repeat, any pending or ongoing clinical trials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, we may be required to manufacture additional supplies of our product candidates to the extent our estimates of the amounts required prove inaccurate, we suffer unexpected losses of product candidate supplies, or to the extent that we are required to have fresh product candidate supplies manufactured to satisfy regulatory requirements or specifications. Any significant delay or discontinuation in the supply of a product candidate, or the raw material components thereof, due to the need to replace a supplier, contract manufacturer or other third-party manufacturer, could considerably harm our business and delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. Any performance failure on the part of our existing or future manufacturers, suppliers or distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

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

As the composition of matter patents covering tipifarnib expired in the United States and in countries in Europe in 2016, our commercial strategy for tipifarnib relies on obtaining other patents related to tipifarnib and on non-patent regulatory exclusivity. In the United States, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon FDA approval of an NDA for an NCE, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any abbreviated new drug application seeking approval of a generic version of that drug or any Section 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that the FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. EB Pharma has licensed rights from Janssen to develop tipifarnib in virology indications. If EB Pharma obtains regulatory approval for tipifarnib in a virology indication before we obtain regulatory approval in one of our oncology or other non-virology indications, the five-year exclusivity period would commence on the date upon which EB Pharma obtains regulatory approval, and as a result, the period of regulatory exclusivity to which we may be entitled may be reduced or eliminated and the commercial prospects for tipifarnib would be harmed as a result.

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

We intend to pursue an orphan drug designation for at least some of our product candidates, including tipifarnib. However, obtaining an orphan drug designation can be difficult, and we may not be successful in doing so for any of our product candidates. Even if we were to obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same condition if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. The failure to obtain an orphan drug designation for any product candidates we may develop for the treatment of rare cancers, and/or the inability to maintain that designation for the duration of the applicable exclusivity period, could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

We do not currently have Fast Track Designation for any of our product candidates but intend to seek such designation. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for the FDA Fast Track Designation. The FDA has broad discretion whether to grant this designation. Even if we believe a specific product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs that have received Fast Track Designation have failed to obtain drug approval.

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
•

HIPAA, as amended by the HITECH Act, and their implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information on covered entities and their business associates that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity;

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

Since its enactment there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Most recently, in January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of repeal legislation. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. We cannot predict how the ACA, its possible repeal, or any legislation that may be proposed to replace the ACA will impact our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, that due to subsequent legislative amendments, will stay in effect through 2025 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations. Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products.

We expect that healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments to the exclusion of our product candidates. In addition, physicians, patients and third-party payors may prefer other novel products to ours, such as the recently approved immune-oncology therapies, in which there is increasing awareness and interest. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Our patent rights may not protect our patent protected products and product candidates if competitors devise ways of making products that compete with us without legally infringing our patent rights. For example, our patent rights in tipifarnib are limited in ways that affect our ability to exclude third parties from competing against us. In particular, the patent term for the composition of matter patents covering the API of tipifarnib recently expired in the United States and countries in Europe. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. Patent term extension may be available in the United States to account for regulatory delays in obtaining human marketing approval for tipifarnib; however, only one patent may be extended per marketed compound. Under our license agreement with Janssen, we and Janssen agree to cooperate in obtaining available patent term extensions. We and Janssen may not reach agreement and no patent term extension may be obtained. Additionally, the applicable authorities, including the U.S. PTO and the FDA, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to patents, or may grant more limited extensions than requested. If this occurs, our competitors who obtain the requisite regulatory approval can offer products with the same API as tipifarnib so long as the competitors do not infringe any method of use or formulations patents that we may hold. Competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

Presently we have rights to intellectual property under an exclusive license from Janssen, to develop tipifarnib in all fields other than virology, and an exclusive worldwide license from Memorial Sloan Kettering Cancer Center to a patent family pertaining to a method of use of tipifarnib, as well as an exclusive worldwide license for all therapeutic indications for certain compounds in our other programs, including in our menin-MLL program. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. Additionally, a companion diagnostic may require that we or a third-party collaborator developing the diagnostic acquire proprietary rights held by third parties, which may not be available. We may be unable to acquire or in-license any compositions, methods of use, or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

We are an early-stage clinical development company with a limited operating history, and, as of December 31, 2016, we had only 25 employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, Antonio Gualberto, M.D., Ph.D., our Chief Medical Officer, and Pingda Ren, Ph.D., our Senior Vice President, Chemistry and Pharmaceutical Sciences, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Additionally, Dr. Wilson currently also serves as President and Chief Executive Officer of Avidity Biosciences, LLC. As a result, Dr. Wilson is not able to devote all of his business time and attention to our business. Conflicts may arise in the future if there are competing demands on Dr. Wilson’s time and attention and our business may be harmed as a result.

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

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “KURA” since November 5, 2015. From September 16, 2015 through November 4, 2015, our common stock was quoted for trading on the OTC Markets—OTCQB tier, or OTCQB, in very limited volume under the symbol “KURO.” Prior to September 16, 2015, our common stock was not publicly-traded. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 until December 31, 2016, were $9.06 and $2.50, respectively. The high and low bid quotations per share of our common stock as reported by the OTCQB during the period from September 16, 2015 through November 4, 2015 were $25.00 and $10.00, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on the Nasdaq Global Select Market or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we have incurred and will incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, as well as rules implemented by the SEC or the Nasdaq Global Select Market or any other stock exchange or inter-dealer quotations system on which our common stock may be listed in the future. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

We are required to comply with certain aspects of Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to, among other things, conduct an annual review and evaluation of their internal controls over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will require frequent evaluation. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We are an emerging growth company and a smaller reporting company, which will allow us to take advantage of certain reduced disclosure obligations as a public reporting company that may make our common stock less attractive to investors.

We are an “emerging growth company” under the Jumpstart Our Business Startups Act and a “smaller reporting company” as defined in applicable rules under the Securities Exchange Act of 1934, as amended, or Exchange Act. As an emerging growth company and a smaller reporting company, we are eligible to take advantage of certain extended accounting standards and exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for those classifications. For instance, we are exempt from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and financial statements, commonly known as an “auditor discussion and analysis”; we are not required to hold a nonbinding advisory stockholder vote on executive compensation or any golden parachute payments not previously approved by stockholders; we are not required to comply with the requirement of auditor attestation of management’s assessment of internal control over financial reporting, which is required for some other public reporting companies by Section 404 of the Sarbanes-Oxley Act; we are eligible for reduced disclosure obligations regarding executive compensation in our periodic and annual reports; and we are eligible for reduced financial statement disclosure in any registration statements under the Securities Act or reports under the Exchange Act that we may file. For as long as we continue to be an emerging growth company and/or a smaller reporting company, which we anticipate will be for the foreseeable future, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications. As a result, our publicly available disclosure may not be as robust or comprehensive as that of other public reporting companies that do not qualify for those classifications.

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

If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders or the perception that such sales could occur could cause the market price of our common stock to decline. In January 2017, we entered into an ATM facility with Cowen, under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $25.0 million. To date, we have not yet sold any shares of our common stock under the ATM facility.

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of December 31, 2016, we had 708,628 shares of common stock reserved for future issuance under our 2014 Plan and options to purchase up to an aggregate of 1,201,591 shares of common stock outstanding. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1 of each year by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2017, an automatic increase pursuant to the 2014 Plan occurred, resulting in 854,709 additional shares available for future grant under the 2014 Plan. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of December 31, 2016, we had 238,705 shares of common stock reserved for future issuance under our ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2016, the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in January 2017. In connection with the Term A Loan, we issued to the lenders warrants to purchase up to 67,976 shares of our common stock at an exercise price of $3.31 per share and if we borrow under Term B Loan, upon the funding of Term B Loan, we will issue to the lenders additional warrants to purchase shares of our common stock. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

We occupy approximately 1,560 rentable square feet of office space in La Jolla, California under a sublease with Wellspring Biosciences, Inc. (formerly Wellspring Biosciences LLC), or Wellspring. In December 2016, we signed a new sublease for office space in San Diego, California to replace the sublease in La Jolla, California that will commence on the later of (i) June 1, 2017 or (ii) the date on which Wellspring’s landlord delivers the premises subject to the master lease to Wellspring with certain improvements substantially completed. The new sublease will expire in October 2019. We also occupy approximately 3,766 square feet of office space in Cambridge, Massachusetts under a lease that expires in August 2020. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

	High	Low
2015
Third Quarter*	$15.00	$14.00
Fourth Quarter	$25.00	$6.72

2016
First Quarter	$8.90	$3.22
Second Quarter	$4.32	$2.54
Third Quarter	$7.24	$2.50
Fourth Quarter	$6.75	$4.00

*There was no market for our common stock prior to September 16, 2015.

Holders of Record

As of March 10, 2017, there were approximately 283 holders of record of our common stock, which does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

Dividend Policy

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future. In addition, our ability to pay cash dividends is currently prohibited by the terms of our term loan facility, subject to customary exceptions. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors deems relevant.

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

As of December 31, 2016, we have used approximately $20.7 million of the net proceeds from the public offering (i) to fund our (a) four ongoing clinical trials for our lead product candidate, tipifarnib; (b) ongoing ERK inhibitor program; and (c) companion diagnostic program for tipifarnib, (ii) to fund research for other product candidates and (iii) for working capital and other general corporate purposes. Pending their use, we have invested the net proceeds from the public offering in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or guaranteed obligations of the U.S. government.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Kura Oncology, Inc. and Prior Kura (as defined below) should be read in conjunction with the financial statements and the notes to those statements appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, assumptions and uncertainties. Important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis include, but are not limited to, those set forth in “Item 1A. Risk Factors” in this Annual Report. All forward-looking statements included in this Annual Report are based on information available to us as of the time we file this Annual Report and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements.

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

Overview

We are a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates that target cancer signaling pathways, and we intend to pair them with molecular or cellular diagnostics to identify those patients most likely to respond to treatment. We intend to advance our product candidates through a combination of internal development and strategic partnerships and maintain significant development and commercial rights.

Our lead product candidate, tipifarnib, is a potent, selective and orally bioavailable inhibitor of farnesyl transferase. Tipifarnib has been studied in more than 5,000 cancer patients and has demonstrated compelling and durable anti-cancer activity in certain patients with a manageable side effect profile. We are evaluating tipifarnib in four Phase 2 clinical trials: the first in patients with locally advanced solid tumors that carry mutations in the HRAS gene; the second in patients with PTCL; the third in patients with lower risk MDS; and the fourth in patients with CMML. Our goals with our ongoing Phase 2 clinical trials of tipifarnib are to confirm the clinical activity of tipifarnib in each disease indication, to validate biomarker hypotheses and to optimize dose and schedule for each disease to build a data package supporting advancement to pivotal study.

Our second product candidate is KO-947, a potent and selective small molecule inhibitor of ERK which we are advancing as a potential treatment for patients with tumors that have mutations in, or other dysregulation of, the MAPK signaling pathway. KO-947 demonstrates prolonged pathway inhibition, both in cells, or in vitro, and in animal models, or in vivo, enabling the potential for intermittent dosing on schedules up to once weekly. Additionally, the drug properties of KO-947 support an intravenous formulation, which may allow for higher drug concentration, and potentially improved tolerability in the clinic. We submitted an IND application for KO-947 to the FDA, which became effective in December 2016, and we anticipate initiation of our Phase 1 clinical trial of KO-947 in the first half of 2017.

Our third program is KO-539, a potent and selective small molecule inhibitor of the menin-MLL protein-protein interaction. Chromosomal translocations of the MLL gene play a causative role in the onset, development and progression of a subset of acute leukemias, and the activity of the MLL fusion proteins are critically dependent on binding the protein menin. Our preclinical data demonstrates that inhibitors of the menin-MLL interaction induced robust and durable regressions in multiple models of MLL-fusion leukemias. We nominated KO-539 as a development candidate for this program in December 2016.

Our accumulated deficit was $53.9 million as of December 31, 2016. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the clinical development of, and seek regulatory approval for, our product candidates. Our net losses may fluctuate significantly from quarter to quarter and year to year. We will need to raise additional capital for the further development of our existing product candidates and we may also need to raise additional funds sooner than expected to pursue other development activities related to our other pipeline programs. As of December 31, 2016, we had cash, cash equivalents and short-term investments of $67.8 million. In April 2016, we received approximately $7.5 million in net proceeds from our term loan facility, with an additional $12.5 million available between December 31, 2016 and May 1, 2017, subject to our successful advancement of KO-947 into Phase 1 clinical trials. Although we expect our existing cash, cash equivalents and short-term investments will be sufficient to fund our current operations into the second half of 2018, our development programs will require significant additional funds. We may also need to raise additional funds sooner than expected to pursue other development activities related to our pipeline programs. We may seek to obtain additional financing in the future through equity or debt financings or through collaborations, strategic partnerships or licensing arrangements with other companies.

We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Loan and Security Agreement

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

ATM Facility

In January 2017, we entered into an ATM facility under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $25.0 million. We have not yet sold any shares of our common stock under the ATM facility.

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of costs associated with our research activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, preclinical study fees, manufacturing costs for non-commercial products, costs for the development of our earlier-stage programs and research supply, equipment and facility costs. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses (in other research and development projects or otherwise) and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of December 31, 2016, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

Since inception through December 31, 2016, we had incurred an aggregate of approximately $40.8 million in research and development expenses related to the in-licensing and development of our product candidates and pipeline programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in the continued development of our product candidates and our other pipeline programs. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. Our future research and development expenses will depend on the preclinical and clinical success of each product candidate that we develop, as well as ongoing assessments of the commercial potential of such product candidates. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits, share-based compensation and other personnel costs for employees in executive, finance, business development and support functions. Other significant general and administrative expenses include the costs associated with obtaining and maintaining our patent portfolio, professional services for audit, legal and investor and public relations, corporate activities and allocated facilities.

Other Income (Expense)

Other income (expense) consists primarily of management fee income, interest income and interest expense. Management fee income is earned in accordance with the management services agreement, as amended, with our affiliated company Araxes. Interest expense mainly consists of interest on long-term debt.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2016 and 2015

The following table sets forth our results of operations for the years presented, in thousands:

	Years Ended December 31,
	2016	2015	Increase (Decrease)
Research and development expenses	$20,404	$17,777	$2,627
General and administrative expenses	7,963	6,088	1,875
Other income, net	807	1,240	(433)

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the years presented, in thousands:

	Years Ended December 31,
	2016	2015	Increase (Decrease)
External research and development expenses:
Tipifarnib	$6,290	$2,922	$3,368
KO-947	3,145	5,203	(2,058)
Discovery and preclinical stage programs, collectively	5,713	4,123	1,590
Internal research and development expenses	5,256	5,529	(273)
Total research and development expenses	$20,404	$17,777	$2,627

The increase in external research and development expense for tipifarnib is primarily due to increases of $2.8 million in clinical development expenses related to our ongoing Phase 2 clinical trials and $0.5 million in manufacturing activities. The decrease in external research and development expense for KO-947 is due to the decrease in expenses as we completed our IND-enabling activities. The increase in external research and development expenses for our discovery and preclinical stage product programs is primarily due to increases in expenses related to our menin-MLL program as we ramped up studies in preparation for the nomination of KO-539 as a development candidate in December 2016. Internal research and development expenses include employee salaries and related expenses, share-based compensation expense, facilities expense, overhead expenses and other outside expenses. We expect our research and development expenses to increase in future periods as we continue clinical development activities for our tipifarnib and KO-947 product candidates and further research and development of our other programs.

General and Administrative Expenses. The increase in general and administrative expenses for the year ended December 31, 2016 compared to the prior year was primarily due to increases of $0.5 million in personnel costs, $0.5 million in share-based compensation, $0.4 million in legal, professional fees and compliance expenses and $0.2 million in patent related costs. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Other income, net. The decrease in other income, net, for the year ended December 31, 2016 compared to the prior year was primarily due to an increase of $0.5 million in interest expense and a decrease of $0.3 million in management fee income, offset in part by an increase of $0.4 million in interest income on our short-term investments.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. As of December 31, 2016, we had an accumulated deficit of $53.9 million. We have incurred operating losses since inception and negative cash flows from operating activities.

In April 2016, we entered into a loan agreement with Oxford Finance LLC and Silicon Valley Bank, or collectively referred to as the lenders, providing for up to $20.0 million in a series of term loans. Under the loan agreement, we have borrowed $7.5 million, or Term A Loan, and may borrow up to an additional $12.5 million at any time between December 31, 2016 and May 1, 2017, or Term B Loan, and together with Term A Loan, the Term Loans, subject to our successful advancement of KO-947 into Phase 1 clinical trials. All of the Term Loans mature on November 1, 2020, or Maturity Date. Repayment on the Term Loans is interest only through May 1, 2018, followed by 30 equal monthly payments of principal plus accrued interest commencing on June 1, 2018. The per annum interest rate for any outstanding Term Loans is the greater of (i) 7.75% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.25%. In addition, a final payment of 7.50% of the amounts of the term loans drawn will be due on the earlier of the Maturity Date, acceleration or prepayment of the Term Loans. If we elect to prepay the Term Loans, a prepayment fee equal to 1%, 2% or 3% of the principal balance also will be due, depending upon when the prepayment occurs. We will also be required to pay an unused fee on the earlier of May 2, 2017 or prior repayment of the Term Loans in an amount equal to (a) 2.00% multiplied by (b) $20.0 million minus the aggregate amount of the term loans drawn on or before May 1, 2017. See Note 8, Long-Term Debt, in the Notes to Financial Statements of this Annual Report for further details of the term loan facility. Our obligations under the loan agreement are secured by substantially all of our assets other than our intellectual property, but including proceeds from the sale, licensing or other disposition of our intellectual property. Our intellectual property is subject to negative covenants, which, among other things, prohibit us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property, subject to limited exceptions.

In January 2017, we entered into an ATM facility with Cowen, under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having aggregate proceeds of up to $25.0 million through Cowen as our sales agent. We have not yet sold any shares of our common stock under the ATM facility.

As of December 31, 2016, we had cash, cash equivalents and short-term investments of $67.8 million. Although we believe that our existing cash resources, including the proceeds and funds available under our term loan facility and ATM facility, will be sufficient to fund our current operations into the second half of 2018, we will require significant additional financing in the future to continue to fund our operations. We may seek to obtain additional financing in the future through equity or debt financings or through collaborations, strategic partnerships or licensing arrangements with other companies. If we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially adversely affected.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, collaborations, strategic partnerships and licensing arrangements. Other than our term loan facility and ATM facility, we do not have any committed external source of funds. Additional capital may not be available on reasonable terms, if at all. Subject to limited exceptions, our term loan facility also prohibits us from incurring indebtedness without the prior written consent of the lenders. To the extent that we raise additional capital through the sale of stock or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be unable to carry out our business plan. As a result we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our product candidates even if we would otherwise prefer to develop and commercialize such product candidates ourselves, and our business, financial condition and results of operations would be materially adversely affected.

The following table provides a summary of our net cash flow activities for the years presented, in thousands:

	Years Ended December 31,
	2016	2015
Net cash used in operating activities	$(25,349)	$(17,925)
Net cash provided by (used in) investing activities	12,178	(70,626)
Net cash provided by financing activities	7,453	102,870

Operating Activities – The increase in net cash used in operating activities was primarily due to a $4.9 million higher net loss for the year ended December 31, 2016 compared to the prior year and a $3.3 million increase in payments of accounts payable and accrued expenses, offset by a $1.0 million upfront payment related to the tipifarnib license agreement in the prior year.

Investing Activities – The increase in net cash provided by investing activities for the year ended December 31, 2016 was primarily due to a $62.6 million increase in maturities of marketable securities and a $20.1 million decrease in purchases of marketable securities.

Financing Activities – Net cash provided by financing activities for the year ended December 31, 2016 consisted of $7.5 million in net proceeds from the issuance of long-term debt. Net cash provided by financing activities for the year ended December 31, 2015 consisted of an aggregate of approximately $97.9 million in net proceeds from the sale of common stock in our March 2015 private placement and our November 2015 public offering and $5.0 million in proceeds from the issuance of convertible notes.

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

Share-Based Payments

We account for share-based compensation expense related to stock options granted to employees, members of our board of directors, and non-employee consultants by estimating the fair value of each stock option on the date of grant using the Black-Scholes options-pricing model, or Black-Scholes model. The Black-Scholes model requires the use of subjective assumptions, including fair value of the underlying common stock, volatility, expected term, risk free interest rate, and the expected dividend yield. The fair value of awards expected to vest are recognized and amortized on a straight line basis over the requisite service period of the award less actual forfeitures. In accordance with authoritative guidance, the fair value of non-employee share-based awards is remeasured as the awards vest, and the resulting change in value, if any, is recognized as expense during the period the related services are rendered.

Recently Adopted Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, in the Notes to Financial Statements of this Annual Report.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors” and “Executive Officers” in our definitive proxy statement for our 2017 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016, and is incorporated herein by reference.

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

3.	Exhibits

The exhibits listed in the accompanying Exhibit Index are incorporated herein by reference.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kura Oncology, Inc.

Date: March 14, 2017	By:	/s/ Troy E. Wilson, Ph.D., J.D.
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

Name	Title	Date

/s/ Troy E. Wilson, Ph.D., J.D.	President, Chief Executive Officer and Chairman of the Board of Directors	March 14, 2017
Troy E. Wilson, Ph.D., J.D.	(Principal Executive Officer)

/s/ Heidi Henson	Chief Financial Officer and Secretary	March 14, 2017
Heidi Henson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Faheem Hasnain	Director	March 14, 2017
Faheem Hasnain

/s/ Robert E. Hoffman	Director	March 14, 2017
Robert E. Hoffman

/s/ Thomas Malley	Director	March 14, 2017
Thomas Malley

/s/ Steven H. Stein, M.D.	Director	March 14, 2017
Steven H. Stein, M.D.

KURA ONCOLOGY, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kura Oncology, Inc.

We have audited the accompanying balance sheets of Kura Oncology, Inc. as of December 31, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kura Oncology, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

March 14, 2017

KURA ONCOLOGY, INC.

BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$9,725	$15,443
Short-term investments	58,065	70,303
Accounts receivable, related party	295	430
Prepaid expenses and other current assets	725	693
Total current assets	68,810	86,869
Property and equipment, net	40	71
Other long-term assets	971	319
Total assets	$69,821	$87,259

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$4,681	$4,118
Accounts payable and accrued expenses, related party	770	937
Total current liabilities	5,451	5,055
Long-term debt, net	7,324	—
Other long-term liabilities	170	101
Total liabilities	12,945	5,156
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 21,368 and 21,371 shares issued as of December 31, 2016 and 2015, respectively; and 19,348 and 18,138 shares outstanding as of December 31, 2016 and 2015, respectively, excluding 2,020 and 3,233 shares subject to repurchase as of December 31, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	110,748	108,484
Accumulated other comprehensive loss	(18)	(87)
Accumulated deficit	(53,856)	(26,296)
Total stockholders' equity	56,876	82,103
Total liabilities and stockholders' equity	$69,821	$87,259

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended December 31,
	2016	2015
Operating Expenses:
Research and development	$16,575	$13,905
Research and development, related party	3,829	3,872
General and administrative	7,861	6,019
General and administrative, related party	102	69
Total operating expenses	28,367	23,865
Other Income (Expense):
Management fee income, related party	885	1,200
Interest income	499	128
Interest expense	(577)	(42)
Interest expense, related party	—	(46)
Total other income	807	1,240
Net loss	$(27,560)	$(22,625)

Net loss per share, basic and diluted	$(1.47)	$(2.28)
Weighted-average number of shares used in computing net loss per share, basic and diluted	18,701	9,933

Comprehensive Loss:
Net loss	$(27,560)	$(22,625)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	69	(87)
Comprehensive loss	$(27,491)	$(22,712)

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

			Additional			Total
	Common Stock		Paid-In	Unrealized	Accumulated	Stockholders'
	Shares	Par Value	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2014	411	$—	$238	$—	$(3,671)	$(3,433)
Issuance of common stock, net of offering costs	15,164	2	97,868	—	—	97,870
Issuance of common stock for license fee	79	—	500	—	—	500
Conversion of notes payable and accrued interest	1,205	—	7,615	—	—	7,615
Restricted stock awards vested	1,279	—	4	—	—	4
Share-based compensation expense	—	—	2,259	—	—	2,259
Unrealized loss on marketable securities	—	—	—	(87)	—	(87)
Net loss	—	—	—	—	(22,625)	(22,625)
Balance at December 31, 2015	18,138	2	108,484	(87)	(26,296)	82,103
Restricted stock awards vested	1,210	—	3	—	—	3
Share-based compensation expense	—	—	2,089	—	—	2,089
Unrealized gain on marketable securities	—	—	—	69	—	69
Issuance of warrants in connection with debt facility	—	—	172	—	—	172
Net loss	—	—	—	—	(27,560)	(27,560)
Balance at December 31, 2016	19,348	$2	$110,748	$(18)	$(53,856)	$56,876

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2016	2015
Operating Activities
Net loss	$(27,560)	$(22,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,089	2,259
Non-cash license fee expense	—	500
Change in value of derivative liability	—	268
Non-cash interest expense	42	37
Non-cash interest expense, related party	—	42
Depreciation expense	31	20
Amortization of discount on marketable securities	129	171
Changes in operating assets and liabilities:
Accounts receivable, related party	135	(400)
Prepaid expenses and other current assets	(32)	(650)
Other long-term assets	(652)	(164)
Accounts payable and accrued expenses	471	2,812
Accounts payable and accrued expenses, related party	(167)	803
Other long-term liabilities	165	(998)
Net cash used in operating activities	(25,349)	(17,925)
Investing Activities
Maturities of marketable securities	68,605	6,000
Purchases of marketable securities	(56,427)	(76,562)
Purchases of property and equipment	—	(64)
Net cash provided by (used in) investing activities	12,178	(70,626)
Financing Activities
Proceeds from issuance of long-term debt, net	7,453	—
Proceeds from issuance of common stock, net	—	97,870
Proceeds from issuance of convertible notes	—	4,290
Proceeds from issuance of convertible notes, related party	—	710
Net cash provided by financing activities	7,453	102,870
Net (decrease) increase in cash and cash equivalents	(5,718)	14,319
Cash and cash equivalents at beginning of period	15,443	1,124
Cash and cash equivalents at end of period	$9,725	$15,443
Supplemental disclosure of cash flow information:
Interest paid	$352	$—
Supplemental non-cash disclosures:
Warrants issued in connection with debt facility	$172	$—
Conversion of convertible notes and related accrued interest to common stock	$—	$4,327
Conversion of convertible notes and related accrued interest to common stock, related party	$—	$3,288

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

Notes to Financial Statements

1. Organization and Basis of Presentation

Kura Oncology, Inc., is a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates that target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes by identifying those patients most likely to benefit from treatment.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. We operate in a single industry segment which is the discovery and development of precision medicines for the treatment of cancer. Our chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment.

Cash and Cash Equivalents

Cash and cash equivalents consist of checking, money market and highly liquid investments that are readily convertible to cash and that mature within three months or less from the date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments.

Short-Term Investments

Short-term investments are marketable securities with maturities greater than three months from date of purchase that are specifically identified to fund current operations. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. The cost of short-term investments is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in interest income. Dividend and interest income is recognized as interest income on the statements of operations and comprehensive loss when earned. Short-term investments are classified as available-for-sale securities and carried at fair value with unrealized gains and losses recorded in other comprehensive loss and included as a separate component of stockholders' equity. Realized gains and losses from the sale of available-for-sale securities and declines in value judged to be other than temporary on short-term investments, if any, are determined on a specific identification basis and are reclassified out of comprehensive loss and included in interest income on the statements of operations and comprehensive loss.

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. While our current and historical operating losses and negative cash flows are indicators of impairment, we believe that future cash flows to be received support the carrying value of our long-lived assets and, accordingly, have not recognized any impairment losses through December 31, 2016.

Research and Development Expenses

Research and development expenses consist of costs associated with our research activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, preclinical study fees, manufacturing costs for non-commercial products, costs for the development of our earlier-stage programs and research supply, equipment and facility costs. All such costs are charged to research and development expense as incurred when these expenditures have no alternative future uses. We are obligated to make upfront payments upon execution of certain research and development agreements. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred. Such amounts are recognized as expense as the related goods are delivered or the related services are performed or such time when we do not expect the goods to be delivered or services to be performed. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values are expensed as research and development costs at the time such costs are incurred. As of December 31, 2016, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Share-Based Payments

Our share-based awards are measured at fair value on the date of grant based upon the estimated fair value of common stock. The fair value of awards expected to vest are recognized and amortized on a straight-line basis over the requisite service period of the award less actual forfeitures. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model, or Black-Scholes model, that requires the use of subjective assumptions including volatility, expected term, risk-free rate and the fair value of the underlying common stock.

Awards granted to non-employees are subject to periodic revaluation over their vesting terms. The fair value of non-employee awards is remeasured at each reporting period as the underlying awards vest unless the instruments are fully vested, immediately exercisable and nonforfeitable on the date of grant. We record the expense for stock option grants to non-employees based on the estimated fair value of the stock options using the Black-Scholes model. Estimated fair value of the restricted stock awards granted to non-employees is recorded on the earlier of the performance commitment date or the date the services required are completed and are remeasured at fair value during the service period. As non-employee restricted stock awards vest, they are remeasured at fair value and expensed based on the intrinsic value method which is measured as the difference between the exercise price paid for the restricted stock award and the fair value of the shares as the right of the repurchase lapses each vesting period.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if, based upon the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For uncertain tax positions that meet “a more likely than not” threshold, we recognize the benefit of uncertain tax positions in the financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during the period from transactions and other events and non-owner sources. For the periods presented, accumulated other comprehensive income (loss) consists solely of unrealized gains and losses on marketable securities.

Net Loss per Share

Net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of unvested restricted stock awards, outstanding stock options and outstanding warrants.

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the antidilutive effect of the securities. Because of our net loss, unvested restricted stock awards, outstanding stock options and outstanding warrants are excluded from the calculation of diluted net loss per common share for the years ended December 31, 2016 and 2015, due to the anti-dilutive effect of the securities. The following table summarizes the number of potentially dilutive securities that were excluded from our calculation of diluted net loss per share for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015
Unvested restricted stock awards	2,020,266	3,232,350
Stock options	1,201,591	574,312
Warrants	67,976	—
Total	3,289,833	3,806,662

3. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), that supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, we will adopt the standard in the first quarter of 2018. We plan to adopt the accounting standard using the modified retrospective transition approach. The modified retrospective transition approach will recognize any changes from the beginning of the year of initial application through retailed earnings with no restatement of comparative periods. We currently do not have any revenue contracts with customers and will review any new contracts entered into prior to the adoption of the new standard. The adoption of this guidance is not expected to have an impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of 12 months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. This pronouncement is effective for fiscal years beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We plan to adopt the accounting standard in the first quarter of 2019 and will evaluate any existing leases at that time and recognize a right-to-use asset and lease obligation for all leases with terms greater than 12 months on our financial statements.

4. Investments

We invest in available-for-sale securities consisting of money market funds, U.S. Treasury securities, corporate debt securities, commercial paper and government sponsored enterprise securities. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments in the balance sheets.

The following tables summarize, by major security type, our investments that are measured at fair value on a recurring basis as of December 31, 2016 and 2015, in thousands:

		As of December 31, 2016
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$5,762	$—	$—	$5,762
Commercial paper	1 or less	2,000	—	—	2,000
Total cash equivalents		7,762	—	—	7,762

Short-term investments:
U.S. Treasury securities	2 or less	28,006	5	(9)	28,002
Commercial paper	1 or less	14,273	—	—	14,273
Corporate debt securities	2 or less	13,603	—	(14)	13,589
Government sponsored enterprise securities	1 or less	2,201	—	—	2,201
Total short-term investments		58,083	5	(23)	58,065
Total		$65,845	$5	$(23)	$65,827

		As of December 31, 2015
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$12,984	$—	$—	$12,984

Short-term investments:
U.S. Treasury securities	2 or less	16,007	—	(18)	15,989
Commercial paper	1 or less	18,367	—	—	18,367
Corporate debt securities	2 or less	22,758	—	(48)	22,710
Government sponsored enterprise securities	2 or less	13,258	—	(21)	13,237
Total short-term investments		70,390	—	(87)	70,303
Total		$83,374	$—	$(87)	$83,287

The available-for-sale investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of December 31, 2016 and 2015, $50.3 million and $57.6 million of our short-term investments had maturities less than one year, respectively, and $7.8 million and $12.7 million had maturities between one to two years, respectively. There were no realized gains or losses for the years ended December 31, 2016 and 2015. As of December 31, 2016 and 2015, $32.8 million and $51.9 million of our marketable securities were in gross unrealized loss positions, respectively, all of which had been in such position for less than 12 months. We reviewed our marketable securities as of December 31, 2016 and determined that the unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that all securities have been in an unrealized loss position for less than 12 months. In addition, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis. As such, we did not recognize any such impairment in our financial statements as of December 31, 2016 and 2015.

5. Fair Value Measurements

As of December 31, 2016 and 2015, we had cash equivalents and short-term investments measured at fair value on a recurring basis. The carrying amounts of our financial instruments, which include cash equivalents, prepaid expenses, accounts payable, accrued expenses and all related party amounts approximate their fair values as of December 31, 2016 and 2015, primarily due to their short-term nature. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

Available-for-sale marketable securities consist of U.S. Treasury securities, which were measured at fair value using Level 1 inputs, and corporate debt securities, commercial paper and government sponsored enterprise securities, which were measured at fair value using Level 2 inputs. We determine the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. We validate the fair values of Level 2 financial instruments by comparing these fair values to a third-party pricing source. No transfers between levels have occurred during the periods presented.

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as of December 31, 2016 and 2015, in thousands:

	As of December 31, 2016
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$5,762	$5,762	$—
Commercial paper	2,000	—	2,000
Total cash equivalents	7,762	5,762	2,000

Short-term investments:
U.S. Treasury securities	28,002	28,002	—
Commercial paper	14,273	—	14,273
Corporate debt securities	13,589	—	13,589
Government sponsored enterprise securities	2,201	—	2,201
Total short-term investments	58,065	28,002	30,063
Total	$65,827	$33,764	$32,063

	As of December 31, 2015
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$12,984	$12,984	$—

Short-term investments:
U.S. Treasury securities	15,989	15,989	—
Commercial paper	18,367	—	18,367
Corporate debt securities	22,710	—	22,710
Government sponsored enterprise securities	13,237	—	13,237
Total short-term investments	70,303	15,989	54,314
Total	$83,287	$28,973	$54,314

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy. See Note 8, Long-Term Debt, for further discussion of our term loan facility.

6. Property and Equipment, Net

Property and equipment consisted of the following, in thousands:

	December 31,
	2016	2015
Computer equipment	$85	$85
Software	7	7
Property and equipment, gross	92	92
Less: accumulated depreciation	(52)	(21)
Property and equipment, net	$40	$71

Depreciation expense was $31,000 and $20,000 for the years ended December 31, 2016 and 2015, respectively.

7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following, in thousands:

	December 31,
	2016	2015
Accounts payable	$638	$902
Accrued compensation and benefits	1,907	1,282
Other accrued expenses	2,136	1,934
Total accounts payable and accrued expenses	$4,681	$4,118

8. Long-Term Debt

On April 27, 2016, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank, or the Lenders, pursuant to which the Lenders provided a term loan facility of up to $20.0 million. Upon entering into the Loan Agreement, we borrowed $7.5 million from the Lenders, or Term A Loan. We may, at our sole discretion, borrow up to an additional $12.5 million at any time between December 31, 2016 and May 1, 2017, or Term B Loan, and together with the Term A Loan, the Term Loans, subject to our successful advancement of KO-947, a small molecule inhibitor of extracellular signal regulated kinase, into Phase 1 clinical trials. In addition, each Term B Loan must be in an amount equal to the lesser of $5.0 million or the amount that is remaining under the Term B Loan.

All of the Term Loans will mature on November 1, 2020, or Maturity Date. Repayment of the Term Loans is interest only through May 1, 2018, followed by 30 equal monthly payments of principal plus accrued interest commencing on June 1, 2018. The per annum interest rate for any outstanding Term Loans is the greater of (i) 7.75% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.25%. The interest rate as of December 31, 2016 was 7.75%. In addition, a final payment of 7.50% of the amounts of the Term Loans drawn will be due on the earlier of the Maturity Date, acceleration of any Term Loan, or prepayment of the Term Loans. In connection with the Term A Loan, a final payment of approximately $563,000 will be due and is being accrued through interest expense using the effective interest method. If we elect to prepay the Term Loans, a prepayment fee equal to 1%, 2% or 3% of the principal balance will also be due, depending upon when the prepayment occurs. We will also be required to pay an unused fee on the earlier of May 2, 2017 or prior repayment of the Term Loans in an amount equal to (a) 2.00% multiplied by (b) $20.0 million minus the aggregate amount of the Term Loans drawn on or before May 1, 2017.

We are subject to customary affirmative and restrictive covenants under the term loan facility. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement.

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of Lenders’ lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement. The conditional exercisable call option related to the event of default is considered to be an embedded derivative which is required to be bifurcated and accounted for as a separate financial instrument. In the periods presented, the value of the embedded derivative is not material, but could become material in future periods if an event of default became more probable than is currently estimated. As of December 31, 2016, we were in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

In connection with the Term A Loan, we issued to the Lenders warrants to purchase up to 67,976 shares of our common stock at an exercise price of $3.31 per share, or the Warrants. The Warrants are exercisable, in whole or in part, and will terminate on the earlier of April 27, 2026 or the closing of certain merger or consolidation transactions. The Warrants were valued using the Black-Scholes model with the following assumptions: volatility of 70.92%, expected term of ten years, risk-free interest rate of 2.11% and a zero dividend yield. The fair value of the Warrants was approximately $172,000 upon issuance, which was recorded as a debt discount and is being amortized to interest expense using the effective interest method through the scheduled maturity date.

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

The following table summarizes future minimum payments under the term loan facility as of December 31, 2016, in thousands:

Year Ending December 31,
2017	$607
2018	2,323
2019	3,355
2020	3,424
Total future minimum payments	9,709
Less: interest payments	(2,209)
Principal amount of long-term debt	7,500
Less: Unamortized discount	(176)
Long-term debt, net of unamortized discount	7,324
Current portion of long-term debt	—
Long-term debt, net	$7,324

9. Notes Payable

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

January 2015 Convertible Notes

In January 2015, we entered into a Note Purchase Agreement and Convertible Promissory Note for a $3.0 million loan with various persons and entities named within the agreement of which $710,000 were with certain officers and certain officers’ related parties. In connection with the Private Placement, the total amount of unpaid principal and accrued interest as of February 28, 2015 under the note was automatically converted into 479,667 shares of our common stock.

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

10. License Agreements

Janssen License Agreement

In December 2014, we entered into a license agreement with Janssen, which was amended in June 2016, under which we received certain intellectual property rights related to tipifarnib in all indications other than virology for a non-refundable $1.0 million upfront license fee and payments upon achievement of certain development and sales-based milestones. Tipifarnib is a clinical stage compound and all ongoing development, regulatory and commercial work will be completed fully and at our sole expense. Under the license agreement, Janssen has a first right to negotiate for an exclusive license back from us to develop and commercialize tipifarnib on terms to be negotiated in good faith. Janssen may exercise this right of first negotiation during a 60-day period following delivery of clinical data as specified in the agreement.

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

The upfront license fee was recorded as research and development expense for the period from August 22, 2014 (Inception) to December 31, 2014 and paid in January 2015. Subsequent to such payment, in accordance with the agreement, we entered into a convertible promissory note with Johnson & Johnson Innovation—JJDC, Inc. as described in Note 9.

The University of Michigan License Agreement

In December 2014, we entered into a license agreement with the Regents of the University of Michigan, or the University of Michigan, which was amended in March 2015, July 2015, September 2016 and February 2017, under which we received certain license rights for a non-refundable upfront license, annual maintenance fees and payments upon achievement of certain development and sales-based milestones. The licensed asset consists of several compounds, which are in the lead discovery/lead optimization phase. All future development, regulatory and commercial work on the asset will be completed fully and at our sole expense. The University of Michigan retains the right to use the asset for non-commercial research, internal and/or educational purposes, with the right to grant the same limited rights to other non-profit research institutions. Furthermore, the agreement stipulates contingent consideration for the issuance of shares equivalent to a set dollar value upon the occurrence of a qualified financing or a change of control event, as defined in the amendment to the agreement, consistent with the terms issued to any future investors or the per share consideration to be received by other shareholders. As a result of our Private Placement, we issued 79,113 shares of our common stock at a fair value of $500,000, which was recognized as research and development expense during the year ended December 31, 2015.

The agreement will terminate upon the last-to-expire patent rights, or may be terminated by us at any time with 90 days written notice of termination or terminated by the University of Michigan upon a bankruptcy by us, payment failure by us that is not cured within 30 days or a material breach of the agreement by us that is not cured within 60 days.

The University of California San Francisco License Agreement

In November 2014, we entered into a license agreement with The Regents of the University of California San Francisco, or UCSF, which was amended in April 2015, under which we received certain license rights. The agreement provided for an upfront payment as well as contingent milestone payments. Additionally, the agreement provided for a one-time indexed milestone payment upon the occurrence of a qualified financing and a subsequent initial public offering or a change of control event as defined in the agreement. Upon completion of the qualified financing event in March 2015 and the public offering completed in November 2015, the indexed milestone payment was determined to be $464,000 and was paid in full as of December 31, 2016. The license agreement with UCSF was terminated effective as of January 8, 2017.

Future Milestone Payments under License Agreements

Collectively, all of our license agreements provide for specified development, regulatory and sales-based milestone payments up to a total of $79.4 million payable upon occurrence of each stated event, of which $425,000 relates to the initiation of certain development activities, $28.2 million relates to the achievement of specified regulatory approvals for the first indication and up to $50.8 million for the achievement of specified levels of product sales. Additional payments will be due for each subsequent indication if specified regulatory approvals are achieved. All milestone payments under the agreements will be recognized as research and development expense upon completion of the required events because the triggering events are not considered to be probable until they are achieved. As of December 31, 2016, we have not achieved any milestones under the agreements. Furthermore, if all the programs are successfully commercialized, we will be required to pay tiered royalties on annual net product sales ranging from the low single digits to the low teens, depending on the volume of sales and the respective agreement.

Araxes Asset Purchase Agreement

In December 2014, we entered into an asset purchase agreement with Araxes, which was amended and restated in February 2015, under which we purchased certain early stage patent rights related to compounds in the field of oncology for a purchase price of $500,000 payable under a convertible promissory note. All ongoing development, regulatory and commercial work will be completed fully and at our sole expense. The agreement allows for contingent milestone payments of $9.7 million throughout development and commercialization of the asset, of which $1.2 million relates to the initiation of certain development activities, and $8.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals. Additional payments will be due for each subsequent indication if specified regulatory approvals are achieved. We will recognize the milestones as expense when each event occurs. Furthermore, if the program is successfully commercialized, we will be required to pay tiered royalties on annual net product sales ranging in the low single digits, depending on the volume of sales. All milestone payments under the agreement will be recognized upon completion of the required events because the triggering events will not be considered to be probable until they are achieved. As of December 31, 2016, we paid a $100,000 milestone payment to Araxes upon the filing of the investigational new drug application, or IND, for KO-947 in the fourth quarter of 2016.

11. Commitments and Contingencies

Sponsored Research Agreement with the University of Michigan

In February 2015, we entered into a sponsored research agreement with the University of Michigan under which we agreed to sponsor up to $2.7 million of research at the University of Michigan over a three-year period. We receive a non-exclusive right to any technology developed under this agreement and have an option right for an exclusive right to any such licenses developed under the agreement. The sponsored research agreement allows for termination with notice at any time by us. Any costs incurred for the sponsored research agreement will be expensed as incurred. For the years ended December 31, 2016 and 2015, we recorded approximately $1.0 million and $0.9 million, respectively, in research and development expense under this sponsored research agreement.

Operating Leases

In August 2014, we entered into a sublease agreement, or the Sublease, with Wellspring Biosciences, Inc. (formerly Wellspring Biosciences LLC), or Wellspring, a wholly owned subsidiary of our affiliated company Araxes for office space located on North Torrey Pines Road in La Jolla, California. The Sublease was amended effective September 1, 2014 to provide for a monthly rent of $4,820 per month. The Sublease includes rent escalation of 3.0% per year. In addition to the base monthly rent, we are obligated to pay for operating expenses, taxes, insurance and utilities applicable to the subleased property. Pursuant to the terms of the Sublease, as amended again in June 2016, the Sublease would have expired on October 31, 2019. In December 2016, we entered into a third amendment to Sublease pursuant to which the Sublease will expire on the later of (i) June 8, 2017 or (ii) seven days after the date on which Wellspring’s landlord delivers the new subleased premises to Wellspring as described below.

In December 2016, we entered into a new sublease, or the New Sublease, with Wellspring for 5,216 square feet of office space located on Science Park Road in San Diego, California for a monthly rent of approximately $16,000 per month and security deposit of approximately $16,000. The New Sublease includes rent escalation of 3.0% per year. In addition to the base monthly rent, we will be obligated to pay for operating costs, amenities fees and all other costs applicable to the subleased property. The terms of the new sublease will commence on the later of (i) June 1, 2017 or (ii) the date on which Wellspring’s landlord delivers certain premises under Wellspring’s master lease to Wellspring with certain improvements substantially completed. The New Sublease will expire on October 31, 2019.

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

Future minimum payments required under the facility leases as of December 31, 2016 are summarized as follows, in thousands:

Year Ending December 31,
2017	$406
2018	461
2019	436
2020	159
Total future minimum lease payments	$1,462

Rent expense for the years ended December 31, 2016 and 2015 was $342,000 and $267,000, respectively.

Charitable Gift

We are obligated to make a charitable gift of $285,000 to the Leukemia and Lymphoma Society in connection with the University of Michigan agreement described in Note 10 to be paid in three equal parts: the first part was due and paid in January 2015, the second part was due and paid in January 2016 and the final part was due and paid in January 2017. As of December 31, 2016, $95,000 was included in accounts payable and accrued expenses on the balance sheets. As of December 31, 2015, $95,000 was included in accounts payable and accrued expenses and $95,000 in other long-term liabilities on the balance sheets.

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

12. Stockholders’ Equity

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

13. Equity Incentive Plan

Under our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, a total of 5,975,000 shares of common stock were initially reserved for issuance. As of December 31, 2016, there were 708,628 shares of common stock reserved for future equity awards under the 2014 Plan. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1 of each year by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2016 and 2017, an automatic increase pursuant to the 2014 Plan occurred, resulting in 854,822 and 854,709 additional shares available for future grant under the 2014 Plan, respectively. The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation to our employees and other service providers.

In addition, as of December 31, 2016, we had 238,705 shares of common stock reserved for future issuance under our 2015 Employee Stock Purchase Plan, or ESPP, which has not been implemented as of December 31, 2016. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2016, our board of directors elected not to increase the total number of shares of our common stock reserved for issuance under the ESPP in January 2017.

Stock Options

The exercise price of all stock options granted was equal to no less than the estimated fair market value of such stock on the date of grant. Stock options generally vest over a three to four-year period. The maximum contractual term for all options is ten years. The following is a summary of stock option activity for the year ended December 31, 2016, in thousands (except per share and years data):

	Number of Shares	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	574	$9.10
Granted	703	$4.72
Canceled/forfeited	(75)	$11.64
Outstanding at December 31, 2016	1,202	$6.38	8.9	$840
Exercisable at December 31, 2016	331	$6.92	8.7	$148

The assumptions used to estimate the fair value of stock options granted to employees in the years ended December 31, 2016 and 2015 using the Black-Scholes model were as follows:

	Years Ended December 31,
	2016	2015
Weighted-average grant date fair value per share	$3.09	$4.16
Expected volatility	73.8% — 76.6%	70.8% — 72.8%
Expected term (in years)	5.50 — 6.08	6.00 — 6.08
Risk free interest rate	1.5% — 1.7%	1.7% — 1.8%
Expected dividend yield	—	—

In estimating fair value for stock options issued under the 2014 Plan, expected volatility was based on historical volatility of comparable publicly-traded companies because our common stock has only been publicly traded since September 16, 2015. Due to the lack of historical option exercise data, we estimated the expected term using the simplified method. The risk-free interest rates are based on the U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. We adopted ASU 2016-09 in 2016, and as a result, apply actual forfeitures as they occur.

For the years ended December 31, 2016 and 2015, we recognized $1.1 million and $399,000 expense related to options, respectively. As of December 31, 2016, unrecognized estimated compensation expense related to options was $2.7 million, which is expected to be recognized over the weighted-average remaining requisite service period of approximately 2.7 years.

Restricted Stock Awards

Restricted stock awards were granted at a price equal to the estimated fair market value on the date of grant. The restricted stock awards generally vest over four years from the original vesting date, with certain grants subject to one-year cliff vesting. The vesting provisions of individual awards may vary as approved by our board of directors. In connection with the issuance of restricted common stock, we maintain a repurchase right where shares of restricted common stock are released from such repurchase right over a period of time of continued service by the recipient. The repurchase price for unvested stock awards will be the lower of (i) the fair market value of the shares of common stock on the date of repurchase or (ii) their original purchase price. As of December 31, 2016, there were 2,020,266 shares subject to repurchase, of which 1,697,556 shares were related to employee stock awards, and 322,710 shares were related to non-employee stock awards.

The following is a summary of restricted stock awards activity for the year ended December 31, 2016, in thousands (except per share data):

	Number of Shares	Employee	Non-employee	Weighted-Average Grant Date Fair Value of Employee Awards
Unvested at December 31, 2015	3,233	2,717	516	$0.002
Granted	—	—	—	$—
Vested	(1,210)	(1,017)	(193)	$0.002
Forfeited	(3)	(3)	—	$0.002
Unvested at December 31, 2016	2,020	1,697	323	$0.002
Vested at December 31, 2016	2,899	2,375	524	$0.002

For the years ended December 31, 2016 and 2015, we recognized expense related to restricted stock awards totaling $1.0 million and $1.9 million, respectively, of which $856,000 and $1.7 million in expense related to non-employee restricted stock awards, respectively. As of December 31, 2016, unrecognized estimated compensation expense related to employee restricted stock awards was $227,000, which is expected to be recognized over the weighted-average remaining requisite service period of approximately 1.7 years.

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Years Ended December 31,
	2016	2015
Research and development	$1,293	$1,916
General and administrative	796	343
Total share-based compensation expense	$2,089	$2,259

14. Related Party Transactions

In January 2015, we entered into a Note Purchase Agreement and Convertible Promissory Note for a $3.0 million loan with various persons and entities named within the agreement, of which $710,000 were with certain officers and certain officers’ related parties. In connection with the Private Placement, the total amount of unpaid principal and accrued interest as of February 28, 2015 under the notes was automatically converted into 479,667 shares of our common stock.

Our president and chief executive officer is also the sole managing member of our affiliated company Araxes. Four individuals are significant stockholders of each of us and Araxes. The following is a summary of transactions with Araxes for the years ended December 31, 2016 and 2015:

•	Asset Purchase Agreement

Under our asset purchase agreement with Araxes, we paid a $100,000 milestone payment to Araxes upon the filing of the IND for KO-947 in the fourth quarter of 2016.

•	Convertible Promissory Notes

In connection with the Private Placement, the total amount of unpaid principal and accrued interest as of February 28, 2015 under a convertible note issued to Araxes in connection with (i) the Araxes asset purchase was automatically converted into 80,293 shares of our common stock and (ii) an Araxes $2.0 million loan was automatically converted into 326,443 shares of our common stock.

•	Facility Sublease

We sublease office space in La Jolla, California from Wellspring. Rent expense related to the Sublease for the years ended December 31, 2016 and 2015 was $65,000 and $58,000, respectively. Pursuant to the terms of the Sublease, as amended in June 2016, the Sublease would have expired on October 31, 2019. In December 2016, we entered into a third amendment to Sublease pursuant to which the Sublease will expire on the later of (i) June 8, 2017 or (ii) seven days after the date on which Wellspring’s landlord delivers the premises to Wellspring.

In December 2016, we entered into the New Sublease with Wellspring for office space in San Diego, California. The terms of the New Sublease will commence on the later of (i) June 1, 2017 or (ii) the date on which Wellspring’s landlord delivers the premises subject to Wellspring’s master lease to Wellspring with certain improvements substantially completed. The New Sublease will expire on October 31, 2019. See Note 11, Commitments and Contingencies, for further details of the terms of the Sublease and New Sublease.

•	Management Fees

We have a management services agreement with Araxes pursuant to which Araxes pays us a fixed fee of $65,000 per month for management services. In addition, the agreement allows for Araxes to reimburse us an amount equal to the number of full time equivalents, or FTE, performing research and development services for Araxes, at an annual FTE rate of approximately $350,000, plus actual expenses as reasonably incurred. The initial term of this agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the years ended December 31, 2016 and 2015, we recorded reimbursements of $358,000 and $330,000, respectively, for research and development services provided to Araxes, which was recorded as a reduction to research and development expenses on the statements of operations and comprehensive loss. As of December 31, 2016 and 2015, $295,000 and $430,000 related to management fees and reimbursements of research and development services, respectively, are included in accounts receivable, related party on the balance sheets.

•	Services Agreement

We have a services agreement with Wellspring which allows for payment of research and development services provided to us of an amount equal to the number of FTE’s performing the services, at an annual FTE rate of $400,000, plus actual expenses as reasonably incurred. The initial term of this services agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the years ended December 31, 2016 and 2015, we recognized $4.0 million and $4.1 million, respectively, from research and development services provided to us under this agreement as research and development expense, related party on the statements of operations and comprehensive loss. As of December 31, 2016 and 2015, $770,000 and $911,000, respectively, related to research and development services under this agreement are included in accounts payable and accrued expenses, related party on the balance sheets.

15. Employee Benefit Plan

We have a defined contribution 401(k) plan for all employees. Under the terms of the plan, employees may make voluntary contributions as a percentage or defined amount of compensation. We did not provide a matching contribution program in 2015. Beginning in 2016, we provide a safe harbor contribution of 3.0% of the employee’s compensation, not to exceed eligible limits. For the year ended December 31, 2016, we incurred $176,000 in expenses related to the safe harbor contribution.

16. Income Taxes

We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. In the normal course of business, our 2014 through 2016 tax years will be subject to examination by the federal and state jurisdictions where applicable. We have not been, nor are we currently, under examination by the federal or any state tax authority.

Our effective income tax rate differs from the statutory federal rate of 34% for the years ended December 31, 2016 and 2015, due to the following, in thousands:

	Years Ended December 31,
	2016	2015
Income taxes at statutory federal rate	$(9,370)	$(7,693)
State income tax, net of federal benefit	(1,823)	(1,412)
Share-based compensation	564	712
Research and development tax credits	(560)	(544)
Other	50	29
Valuation allowance	11,139	8,908
Income tax expense	$—	$—

Significant components of our deferred tax assets at December 31, 2016 and 2015 are shown below, in thousands:

	December 31,
	2016	2015
Deferred tax assets
Net operating loss carryforwards	$18,321	$7,975
Intangibles	982	999
Research and development tax credit carryforwards	971	573
Accruals	809	662
Other	371	106
Total deferred tax assets	21,454	10,315
Less valuation allowance	(21,454)	(10,315)
Net deferred tax assets	$—	$—

At December 31, 2016, we had federal and state net operating loss, or NOL, carryforwards of $44.8 million and $54.4 million, respectively. The federal loss carryforwards begin to expire in 2034, unless previously utilized. We have $54.1 million of state losses that begin to expire in 2034 and $310,000 of state loss carryforwards that begin to expire in 2030, unless previously utilized. We also have federal and state research and development credit carryforwards of $857,000 (net of $250,000 to be utilized as a payroll tax offset) and $629,000, respectively. The federal research and development credits will begin to expire in 2034, unless previously utilized. Of the state research and development credits, $593,000 will carryforward indefinitely and $36,000 will begin to expire in 2031, unless previously utilized. Pursuant to Section 41(h) of the Internal Revenue Code of 1986, as amended, or IRC, which was added as part of the Protecting Americans from Tax Hikes Act of 2015, we qualify to elect up to $250,000 of 2016 federal research and development credits to be utilized as an offset against future payroll taxes. We plan to make the election on our 2016 federal tax return and have recognized benefit of $250,000 as an offset to our 2016 research and development expenses.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Based on the weight of the evidence, including our limited existence and losses since inception, management has determined that it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $11.1 million and $8.9 million from December 31, 2015 to December 31, 2016 and from December 31, 2014 to December 31, 2015, respectively.

Pursuant to Sections 382 and 383 of the IRC annual use of our NOL or research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We completed a study to assess whether an ownership change, as defined by IRC Section 382, had occurred from our formation through March 31, 2016. Based upon the study, we determined that an ownership change occurred on March 6, 2015 concurrent with the Private Placement and the Merger. The analysis concluded the annual utilization limitation will be sufficient to utilize our pre-ownership change NOLs and research and development credits prior to expiration. Future ownership changes may limit our ability to utilize remaining tax attributes. Any carryforwards that will expire prior to utilization as a result of such additional limitations will be removed from deferred tax assets, with a corresponding reduction of the valuation allowance.

In accordance with authoritative guidance, the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table summarizes the activity related to our unrecognized tax benefits, in thousands:

	December 31,
	2016	2015
Gross unrecognized tax benefits at the beginning of the year	$167	$—
Increases from tax positions taken in the current year	191	167
Gross unrecognized tax benefits at the end of the year	$358	$167

Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We did not have any accrued interest or penalties included on the balance sheets and have not recognized interest and penalties on the statements of operations and comprehensive loss for the years ended December 31, 2016 or 2015.

We do not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

17. Subsequent Event

Entry into ATM Facility

On January 27, 2017, we entered into an at the market issuance sales agreement, or ATM agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time, in our sole discretion, shares of our common stock having an aggregate offering price of up to $25.0 million through Cowen as our sales agent, or the ATM facility.

Cowen may sell common stock under the ATM facility by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. Cowen will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of up to 3.0% of the gross sales proceeds of any common stock sold through Cowen under the ATM facility, and also have provided Cowen with customary indemnification rights.

We are not obligated to make any sales of common stock under the ATM facility. The offering of shares of common stock pursuant to the ATM facility will terminate upon the earlier of (i) the sale of all common stock subject to the ATM facility, or (ii) termination of the ATM agreement in accordance with its terms.

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Agreement and Plan of Merger, dated March 6, 2015, by and among the Registrant, Kura Operations, Inc. and Kura Oncology, Inc.		8-K (Exhibit 2.1)	3/12/2015	000-53058

2.2	Agreement and Plan of Merger, dated March 6, 2015, by and between the Registrant and Kura Oncology, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	3/12/2015	000-53058

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	5/16/2016	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	5/16/2016	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Registration Rights Agreement, dated as of March 6, 2015, by and among Kura Oncology, Inc. and the Investors listed on Schedule A thereto.		8-K (Exhibit 4.2)	3/12/2015	000-53058

4.3	Warrant to Purchase Stock by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

4.4	Warrant to Purchase Stock by Registrant on April 27, 2016 to Silicon Valley Bank.		10-Q (Exhibit 4.4)	8/10/2016	001-37620

10.1+	Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.		8-K (Exhibit 10.1)	3/12/2015	000-53058

10.2+	Form of Restricted Stock Purchase Agreement and Restricted Stock Purchase Award Notice under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.		8-K (Exhibit 10.2)	3/12/2015	000-53058

10.3+	Kura Oncology, Inc. 2015 Employee Stock Purchase Plan.		8-K (Exhibit 10.3)	3/12/2015	000-53058

10.4+	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers.		8-K (Exhibit 10.4)	3/12/2015	000-53058

10.5*	License Agreement, dated December 18, 2014, by and between the Registrant and Janssen Pharmaceutica NV.		8-K/A (Exhibit 10.6)	7/2/2015	000-53058

10.6*	Amended and Restated Asset Purchase Agreement, dated February 12, 2015, by and between the Registrant and Araxes Pharma LLC.		8-K (Exhibit 10.7)	3/12/2015	000-53058

10.7	Sublease, dated August 29, 2014, by and between the Registrant and Wellspring Biosciences, Inc. (formerly Wellspring Biosciences LLC).		8-K (Exhibit 10.8)	3/12/2015	000-53058

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.8	First Amendment to Sublease, dated December 18, 2014, by and between the Registrant and Wellspring Biosciences, Inc. (formerly Wellspring Biosciences LLC).		8-K (Exhibit 10.9)	3/12/2015	000-53058

10.9	2nd Amendment to Sublease, dated June 9, 2016, by and between the Registrant and Wellspring Biosciences, Inc. (formerly Wellspring Biosciences LLC).		10-Q (Exhibit 10.4)	8/10/2016	001-37620

10.10	Third Amendment to Sublease, dated December 20, 2016, by and between the Registrant and Wellspring Biosciences, Inc. (formerly Wellspring Biosciences LLC).	X

10.11	Sublease, dated December 20, 2016, by and between the Registrant and Wellspring Biosciences, Inc. (formerly Wellspring Biosciences LLC).	X

10.12**

Patent License Agreement, effective as of December 22, 2014, by and between the Registrant and the Regents of the University of Michigan, as amended on March 3, 2015, July 22, 2015, September 29, 2016 and February 1, 2017.

X

10.13+	Kura Oncology, Inc. Amended and Restated Non-Employee Director Compensation Policy.		S-1 (Exhibit 10.13)	10/20/2015	333-207534

10.14*	Services Agreement, effective as of October 1, 2014, by and between the Registrant and Wellspring Biosciences, Inc. (formerly Wellspring Biosciences LLC).		S-1/A (Exhibit 10.13)	6/2/2015	333-203503

10.15*	Management Services Agreement, effective as of October 1, 2014, by and between the Registrant and Araxes Pharma LLC.		S-1/A (Exhibit 10.14)	6/2/2015	333-203503

10.16	Office Lease Agreement, dated August 1, 2015, by and between the Registrant and 55 Cambridge Parkway, LLC.		S-1 (Exhibit 10.16)	10/20/2015	333-207534

10.17+	Amended and Restated Executive Employment Agreement, effective as of January 29, 2016, by and between the Registrant and Troy E. Wilson, Ph.D., J.D.		10-K (Exhibit 10.15)	3/17/2016	001-37620

10.18+	Amended and Restated Executive Employment Agreement, effective as of January 29, 2016, by and between the Registrant and Antonio Gualberto, M.D., Ph.D.		10-K (Exhibit 10.16)	3/17/2016	001-37620

10.19+	Amended and Restated Executive Employment Agreement, effective as of January 29, 2016, by and between the Registrant and Annette North.		10-K (Exhibit 10.17)	3/17/2016	001-37620

10.20	First Amendment to Management Services Agreement, effective as of April 1, 2016, by and between the Registrant and Araxes Pharma LLC.		10-Q (Exhibit 10.1)	8/10/2016	001-37620

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.21	Loan and Security Agreement, dated as of April 27, 2016, by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank.		10-Q (Exhibit 10.2)	8/10/2016	001-37620

10.22	Amendment No. 1 to License Agreement, dated June 6, 2016, by and between the Registrant and Janssen Pharmaceutica NV.		10-Q (Exhibit 10.3)	8/10/2016	001-37620

10.23	Common Stock Sales Agreement, dated January 27, 2017, by and between the Registrant and Cowen and Company, LLC.		8-K (Exhibit 10.1)	1/27/2017	001-37620

23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney (see signature page).	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	X

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.