Form 10-Q
period 2017-03-31
Kura Oncology, Inc.
filed 2017-05-15
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the close of business on May 12, 2017, the registrant had 21,405,117 shares of Common Stock ($0.0001 par value) outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	March 31, 2017	December 31, 2016 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,642	$9,725
Short-term investments	48,511	58,065
Accounts receivable, related party	341	295
Prepaid expenses and other current assets	1,134	725
Total current assets	60,628	68,810
Property and equipment, net	32	40
Other long-term assets	1,259	971
Total assets	$61,919	$69,821

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,688	$4,681
Accounts payable and accrued expenses, related party	428	770
Total current liabilities	4,116	5,451
Long-term debt, net	7,339	7,324
Other long-term liabilities	223	170
Total liabilities	11,678	12,945
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 21,386 and 21,368 shares issued as of March 31, 2017 and December 31, 2016, respectively; and 19,668 and 19,348 shares outstanding as of March 31, 2017 and December 31, 2016, respectively, excluding 1,718 and 2,020 shares subject to repurchase as of March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	111,647	110,748
Accumulated other comprehensive loss	(19)	(18)
Accumulated deficit	(61,389)	(53,856)
Total stockholders' equity	50,241	56,876
Total liabilities and stockholders' equity	$61,919	$69,821
(1)

The balance sheet data at December 31, 2016 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Expenses:
Research and development	$5,220	$3,567
Research and development, related party	293	1,082
General and administrative	2,075	2,365
General and administrative, related party	65	26
Total operating expenses	7,653	7,040
Other Income (Expense):
Management fee income, related party	195	300
Interest income	128	114
Interest expense	(203)	—
Total other income	120	414
Net loss	$(7,533)	$(6,626)

Net loss per share, basic and diluted	$(0.39)	$(0.36)
Weighted average number of shares used in computing net loss per share, basic and diluted	19,464	18,245

Comprehensive Loss:
Net loss	$(7,533)	$(6,626)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(1)	98
Comprehensive loss	$(7,534)	$(6,528)

 See accompanying notes to condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net loss	$(7,533)	$(6,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	894	490
Non-cash interest expense	16	—
Depreciation expense	8	8
Amortization of discount on marketable securities	19	65
Changes in operating assets and liabilities:
Accounts receivable, related party	(46)	24
Prepaid expenses and other current assets	(409)	(510)
Other long-term assets	(288)	74
Accounts payable and accrued expenses	(1,088)	(1,097)
Accounts payable and accrued expenses, related party	(342)	258
Other long-term liabilities	147	—
Net cash used in operating activities	(8,622)	(7,314)
Investing Activities
Maturities of marketable securities	20,077	12,200
Purchases of marketable securities	(10,543)	(4,003)
Net cash provided by investing activities	9,534	8,197
Financing Activities
Proceeds from exercise of stock options	5	—
Net cash provided by financing activities	5	—
Net increase in cash and cash equivalents	917	883
Cash and cash equivalents at beginning of period	9,725	15,443
Cash and cash equivalents at end of period	$10,642	$16,326

Supplemental disclosure of cash flow information:
Interest paid	$148	—

See accompanying notes to condensed financial statements.

KURA ONCOLOGY, INC.

Notes to Unaudited Condensed Financial Statements

1. Organization and Basis of Presentation

The Company

Kura Oncology, Inc. is a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates that target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes by identifying those patients most likely to benefit from treatment.

Kura Oncology, Inc. was a private Delaware corporation incorporated in the State of Delaware in August 2014. Effective March 6, 2015, Kura completed a reverse merger with a wholly owned subsidiary of Zeta Acquisition Corp. III, or Zeta, with Kura surviving the merger. Zeta was formally a “shell company” under applicable rules of the Securities and Exchange Commission, or SEC. On March 31, 2015, Kura merged with and into Zeta, with Kura surviving the merger, and Zeta changed its name to “Kura Oncology, Inc.”

Basis of Presentation

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 14, 2017, from which we derived our balance sheet as of December 31, 2016. The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of the condensed financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported on our condensed financial statements and accompanying notes. The amounts reported could differ under different estimates and assumptions. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates.

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

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the antidilutive effect of the securities. Because of our net loss, unvested restricted stock awards, outstanding stock options and outstanding warrants are excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2017 and 2016, due to the anti-dilutive effect of the securities.

The following table summarizes the number of potentially dilutive securities that were excluded from our calculation of diluted net loss per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Unvested restricted stock awards	1,718,078	2,929,850
Stock options	2,141,309	1,193,275
Warrants	33,988	—
Total	3,893,375	4,123,125

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), that supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, we will adopt the standard in the first quarter of 2018. We plan to adopt the accounting standard using the modified retrospective transition approach. The modified retrospective transition approach will recognize any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. We currently do not have any revenue contracts with customers and will review any new contracts entered into prior to the adoption of the new standard. The adoption of this guidance is not expected to have an impact on our condensed financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of 12 months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. This pronouncement is effective for fiscal years beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We plan to adopt the accounting standard in the first quarter of 2019 and will evaluate any existing leases at that time and recognize a right-to-use asset and lease obligation for all leases with terms greater than 12 months on our condensed financial statements.

3. Investments

We invest in available-for-sale securities consisting of money market funds, U.S. Treasury securities, corporate debt securities, commercial paper and government sponsored enterprise securities. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments on our condensed balance sheets.

The following tables summarize, by major security type, our investments that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, respectively.

		As of March 31, 2017
	Maturity (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$7,517	$—	$—	$7,517
Commercial paper	1 or less	2,000	—	—	2,000
Total cash equivalents		9,517	—	—	9,517

Short-term investments:
U.S. Treasury securities	2 or less	24,001	—	(15)	23,986
Commercial paper	1 or less	16,046	—	—	16,046
Corporate debt securities	1 or less	8,483	1	(5)	8,479
Total short-term investments		48,530	1	(20)	48,511
Total		$58,047	$1	$(20)	$58,028

		As of December 31, 2016
	Maturity (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$5,762	$—	$—	$5,762
Commercial paper	1 or less	2,000	—	—	2,000
Total cash equivalents		7,762	—	—	7,762

Short-term investments:
U.S. Treasury securities	2 or less	28,006	5	(9)	28,002
Commercial paper	1 or less	14,273	—	—	14,273
Corporate debt securities	2 or less	13,603	—	(14)	13,589
Government sponsored enterprise securities	1 or less	2,201	—	—	2,201
Total short-term investments		58,083	5	(23)	58,065
Total		$65,845	$5	$(23)	$65,827

The available-for-sale investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of March 31, 2017, $45.5 million of our short-term investments had maturities less than one year and $3.0 million had maturities between one to two years. There were no realized gains or losses for the three months ended March 31, 2017. As of March 31, 2017, $35.4 million of our marketable securities were in gross unrealized loss positions, all of which had been in such position for less than 12 months. We reviewed our marketable securities as of March 31, 2017 and determined that the unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that all securities have been in an unrealized loss position for less than 12 months. In addition, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis. As of March 31, 2017, we had not recognized any such impairment in our condensed financial statements.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	As of March 31, 2017
	Total Estimated Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$7,517	$7,517	$—
Commercial paper	2,000	—	2,000
Total cash equivalents	9,517	7,517	2,000

Short-term investments:
U.S. Treasury securities	23,986	23,986	—
Commercial paper	16,046	—	16,046
Corporate debt securities	8,479	—	8,479
Total short-term investments	48,511	23,986	24,525
	$58,028	$31,503	$26,525

	As of December 31, 2016
	Total Estimated Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$5,762	$5,762	$—
Commercial paper	2,000	—	2,000
Total cash equivalents	7,762	5,762	2,000

Short-term investments:
U.S. Treasury securities	28,002	28,002	—
Commercial paper	14,273	—	14,273
Corporate debt securities	13,589	—	13,589
Government sponsored enterprise securities	2,201	—	2,201
Total short-term investments	58,065	28,002	30,063
Total	$65,827	$33,764	$32,063

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

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following, in thousands:

	March 31, 2017	December 31, 2016
Accounts payable	$598	$638
Accrued compensation and benefits	802	1,907
Other accrued expenses	2,288	2,136
Total accounts payable and accrued expenses	$3,688	$4,681

6. Long-Term Debt

On April 27, 2016, we entered into a loan and security agreement, or the Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank, or the Lenders, pursuant to which the Lenders provided a loan facility of up to $20.0 million. Upon entering into the Loan Agreement, we borrowed $7.5 million from the Lenders, or Term A Loan. We may, at our sole discretion, borrow up to an additional $12.5 million at a certain specified time, or Term B Loan, and together with the Term A Loan, the Term Loans. In May 2017, the Loan Agreement was amended to extend the draw period on the Term B Loan and modify the terms of the unused fee, or Loan Amendment. The Term B Loan originally could be drawn between December 31, 2016 and May 1, 2017, subject to our successful advancement of KO-947, a small molecule inhibitor of extracellular signal regulated kinase, into Phase 1 clinical trials. Under the Loan Amendment, the Term B Loan may be drawn between August 1, 2017 and October 31, 2017. In addition, each Term B Loan must be in an amount equal to the lesser of $5.0 million or the amount that is remaining under the Term B Loan.

All of the Term Loans will mature on November 1, 2020, or Maturity Date. Repayment of the Term Loans is interest only through May 1, 2018, followed by 30 equal monthly payments of principal plus accrued interest commencing on June 1, 2018. The per annum interest rate for any outstanding Term Loans is the greater of (i) 7.75% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.25%. The interest rate as of March 31, 2017 was 8.25%. In addition, a final payment of 7.50% of the amounts of the Term Loans drawn will be due on the earlier of the Maturity Date, acceleration of any Term Loan, or prepayment of the Term Loans. In connection with the Term A Loan, a final payment of approximately $563,000 will be due and is being accrued through interest expense using the effective interest method. If we elect to prepay the Term Loans, a prepayment fee equal to 1%, 2% or 3% of the principal balance will also be due, depending upon when the prepayment occurs. We will also be required to pay an unused fee on the earlier of November 1, 2017, extended from May 2, 2017 under the Loan Amendment, or prior repayment of the Term Loans in an amount equal to (a) 2.75%, amended from 2.00%, multiplied by (b) $20.0 million minus the aggregate amount of the Term Loans drawn on or before October 31, 2017, extended from May 1, 2017.

We are subject to customary affirmative and restrictive covenants under the term loan facility. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement.

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of Lenders’ lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement. The conditional exercisable call option related to the event of default is considered to be an embedded derivative which is required to be bifurcated and accounted for as a separate financial instrument. In the periods presented, the value of the embedded derivative is not material, but could become material in future periods if an event of default became more probable than is currently estimated. As of March 31, 2017, we were in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

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

In February 2017, Silicon Valley Bank exercised its warrant to purchase 33,988 shares of common stock in a cashless exercise resulting in the issuance of 17,070 shares of our common stock. The warrant issued to Oxford Finance LLC to purchase up to 33,988 shares of our common stock remains outstanding as of March 31, 2017.

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

The following table summarizes future minimum payments under the term loan facility as of March 31, 2017, in thousands:

Year Ending December 31,
2017	$626
2018	3,050
2019	3,304
2020	2,625
Total future minimum payments	9,605
Less: interest payments	(2,105)
Principal amount of long-term debt	7,500
Less: Unamortized discount	(161)
Long-term debt, net of unamortized discount	7,339
Current portion of long-term debt	—
Long-term debt, net	$7,339

7. Equity Incentive Plan

The following table summarizes share-based compensation expense for all equity awards granted, in thousands:

	Three Months Ended March 31,
	2017	2016
Research and development	$588	$316
General and administrative	306	174
Total share-based compensation expense	$894	$490

For the three months ended March 31, 2017 and 2016, we recognized share-based compensation expense related to stock options of $478,000 and $250,000, respectively, of which $18,000 and $8,000 related to non-employee stock options, respectively.

For the three months ended March 31, 2017 and 2016, we recognized share-based compensation expense related to restricted stock awards totaling $415,000 and $239,000, respectively, of which $383,000 and $206,000 related to non-employee restricted stock awards, respectively. As of March 31, 2017, unrecognized compensation costs related to employee stock options and restricted stock awards were approximately $6.2 million and $195,000, respectively, which are expected to be recognized over a weighted average period of approximately 3.1 years and 1.5 years, respectively.

8. Related Party Transactions

Our president and chief executive officer is also the sole managing member of Araxes Pharma LLC, or Araxes. Four individuals are significant stockholders of each of us and Araxes. The following is a summary of transactions with Araxes for the three months ended March 31, 2017 and 2016:

•	Facility Sublease

We sublease office space from Wellspring Biosciences, Inc., or Wellspring, a wholly owned subsidiary of Araxes. For the three months ended March 31, 2017 and 2016, rent expense related to this sublease, or Sublease, was $32,000 and $26,000, respectively. Pursuant to the terms of the Sublease, as amended in June 2016, the Sublease would have expire on October 31, 2019. In December 2016, we entered into a third amendment to Sublease pursuant to which the Sublease will expire on the later of (i) June 8, 2017 or (ii) seven days after the date on which Wellspring’s landlord delivers the premises to Wellspring.

In December 2016, we entered into a new sublease, or New Sublease, with Wellspring for office space in San Diego, California. The terms of the New Sublease will commence on the later of (i) June 1, 2017 or (ii) the date on which Wellspring’s landlord delivers the premises subject to Wellspring’s master lease to Wellspring with certain improvements substantially completed. The New Sublease will expire on October 31, 2019.

•	Management Fees

We have a management services agreement with Araxes pursuant to which Araxes pays us a fixed fee of $65,000 per month for management services. In addition, the agreement allows for Araxes to reimburse us an amount equal to the number of full time equivalents, or FTE, performing research and development services for Araxes, at an annual FTE rate of approximately $350,000, plus actual expenses as reasonably incurred. The initial term expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended March 31, 2017 and 2016, we recorded reimbursements of $146,000 and $106,000, respectively, for research and development services provided to Araxes, which was recorded as a reduction to research and development expenses on our condensed statements of operations and comprehensive loss. As of March 31, 2017 and December 31, 2016, $341,000 and $295,000 related to management fees and reimbursements of research and development services, respectively, are included in accounts receivable, related party on our condensed balance sheets.

•	Services Agreement

We have a services agreement with Wellspring which allows for payment of research and development services provided to us of an amount equal to the number of FTE’s performing the services, at an annual FTE rate of $400,000, plus actual expenses as reasonably incurred. The initial term of this services agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended March 31, 2017 and 2016, we recognized $392,000 and $1.2 million, respectively, from research and development services provided to us under this agreement as research and development expense, related party on our condensed statements of operations and comprehensive loss. As of March 31, 2017 and December 31, 2016, $428,000 and $770,000, respectively, related to research and development services under this agreement are included in accounts payable and accrued expenses, related party on our condensed balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and notes thereto as of and for the fiscal year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission, or SEC, on March 14, 2017.

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

References to the “Company,” “we,” “us” and “our” refer to Kura Oncology, Inc., or Prior Kura, a private Delaware corporation incorporated in the State of Delaware in August 2014.

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

Our second product candidate is KO-947, a potent and selective small molecule inhibitor of extracellular signal related kinase, or ERK, which we are advancing as a potential treatment for patients with tumors that have mutations in, or other dysregulation of, the mitogen-activated protein kinase signaling pathway. Prolonged pathway inhibition and evidence of durable tumor regression have been observed with KO-947 in preclinical models, and the drug properties of KO-947 support an intravenous formulation, which may allow for higher drug concentration, and potentially improved tolerability in the clinic. In April 2017, we commenced a Phase 1 clinical trial of KO-947, which is designed to determine the maximum tolerated dose of KO-947 in patients with locally advanced unresectable or metastatic, relapsed and/or refractory, non-hematological malignancies.

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

Liquidity Overview

Our accumulated deficit was $61.4 million as of March 31, 2017. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the research and clinical development of, and seek regulatory approval for, our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year. As of March 31, 2017, we had cash, cash equivalents and short-term investments of $59.2 million. Although we expect our existing cash, cash equivalents and short-term investments will be sufficient to fund our current operations into the second half of 2018, our development programs will require significant additional funds. We may also need to raise additional funds sooner than expected to pursue other development activities related to our pipeline programs. We may seek to obtain additional financing in the future through equity or debt financings, or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

ATM Facility

In January 2017, we entered into an ATM facility with Cowen, under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having aggregate proceeds of up to $25.0 million through Cowen as our sales agent. As of May 12, 2017, we have sold 14,300 shares of our common stock under the ATM facility.

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of costs associated with our research activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, preclinical study fees, manufacturing costs for non-commercial products, costs for the development of our earlier-stage programs and research supply, equipment and facility costs. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses (in other research and development projects or otherwise) and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of March 31, 2017, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

Since inception through March 31, 2017, we had incurred an aggregate of approximately $46.3 million in research and development expenses related to the in-licensing and development of our product candidates and pipeline programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in the continued development of our product candidates and our other pipeline programs. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. Our future research and development expenses will depend on the preclinical and clinical success of each product candidate that we develop, as well as ongoing assessments of the commercial potential of such product candidates. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Results of Operations

The following table sets forth our results of operations and changes for the three months ended March 31, 2017 and 2016, in thousands:

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
Research and development expenses	$5,513	$4,649	$864
General and administrative expenses	2,140	2,391	(251)
Other income, net	120	414	(294)

Comparison of the Three Months Ended March 31, 2017 and 2016

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended March 31,		Increase
	2017	2016	(Decrease)
External research and development expenses:
Tipifarnib	$2,312	$1,188	$1,124
KO-947	718	837	(119)
Discovery and preclinical stage programs, collectively	699	1,244	(545)
Internal research and development expenses	1,784	1,380	404
Total research and development expenses	$5,513	$4,649	$864

The increase in external research and development expense for tipifarnib is primarily due to an increase of $1.0 million in clinical development expenses related to our ongoing Phase 2 clinical trials. The decrease in external research and development expense for KO-947 is due to the decrease in expenses as we completed our IND-enabling activities. The decrease in external research and development expenses for our discovery and preclinical stage product programs is primarily due to a decrease in out-sourced research expenses related to our menin-MLL program as it transitions into pre-IND enabling activities. Internal research and development expenses include employee salaries and related expenses, share-based compensation expense, facilities expense, overhead expenses and other outside expenses. We expect our research and development expenses to increase in future periods as we continue clinical development activities for our tipifarnib and KO-947 product candidates and further research and development of our other programs.

General and Administrative Expenses. The decrease in general and administrative expenses for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to a decrease in professional expenses. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Other income, net. The decrease in other income, net, for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to an increase of $0.2 million in interest expense and a decrease of $0.1 million in management fee income.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings. We have devoted our resources to funding our research and development programs, including discovery research, preclinical and clinical development activities. As of March 31, 2017, we had cash, cash equivalents and short-term investments of $59.2 million.

In April 2016, we entered into a loan and security agreement, or loan agreement, with Oxford Finance LLC and Silicon Valley Bank, or collectively referred to as the lenders, providing for up to $20.0 million in a series of term loans. The loan agreement was subsequently amended in May 2017, the loan amendment, to extend the second draw period and modify the terms of the unused fee. Under the loan agreement and loan amendment, we have borrowed $7.5 million, or Term A Loan, and may borrow up to an additional $12.5 million at a certain specified time, or Term B Loan, and together with Term A Loan, the Term Loans. The Term B Loan may be drawn, between August 1, 2017 and October 31, 2017, as amended. All of the Term Loans mature on November 1, 2020, or Maturity Date. Repayment on the Term Loans is interest only through May 1, 2018, followed by 30 equal monthly payments of principal plus accrued interest commencing on June 1, 2018. The per annum interest rate for any outstanding Term Loans is the greater of (i) 7.75% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.25%. In addition, a final payment of 7.50% of the amounts of the term loans drawn will be due on the earlier of the Maturity Date, acceleration or prepayment of the Term Loans. If we elect to prepay the Term Loans, a prepayment fee equal to 1%, 2% or 3% of the principal balance also will be due, depending upon when the prepayment occurs. We will also be required to pay an unused fee, extended under the loan amendment, to the earlier of November 1, 2017 or prior repayment of the Term Loans in an amount equal to (a) 2.75%, amended from 2.00%, multiplied by (b) $20.0 million minus the aggregate amount of the term loans drawn on or before October 31, 2017. See Note 6, Long-Term Debt, in the Notes to Unaudited Condensed Financial Statements for further details of the term loan facility.

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

In January 2017, we entered into an ATM facility with Cowen, under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having aggregate proceeds of up to $25.0 million through Cowen as our sales agent. As of May 12, 2017, we have sold 14,300 shares of our common stock under the ATM facility.

Although we believe that our existing cash resources, including the proceeds and funds available under our term loan facility, will be sufficient to fund our cash requirements into the second half of 2018, we will require significant additional financing in the future to continue to fund our operations. We may seek to obtain additional financing in the future through equity or debt financings or through collaborations or partnerships with other companies. If we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially adversely affected.

We have incurred operating losses since inception and negative cash flows from operating activities. As of March 31, 2017, we had an accumulated deficit of $61.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. To date, we have not generated any revenues from product sales, and we do not have any approved products. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We are subject to all of the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

The following table provides a summary of our net cash flow activities for the three months ended March 31, 2017 and 2016, in thousands:

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(8,622)	$(7,314)
Net cash provided by investing activities	9,534	8,197
Net cash provided by financing activities	5	—

Operating Activities – The increase in net cash used in operating activities for the three months ended March 31, 2017 as compared to the same period in 2016 was primarily due to a higher net loss of $0.9 million, a $0.6 million increase in payments of accounts payable and accrued expenses and a $0.4 million increase in payments related to other long-term assets during the three months ended March 31, 2017, offset by a $0.4 million increase in share-based compensation.

Investing Activities – The increase in net cash provided by investing activities for the three months ended March 31, 2017 as compared to the same period in 2016 was due to a $7.9 million increase in proceeds from maturities of marketable securities, offset by a $6.5 million decrease in purchases of marketable securities.

Financing Activities – Net cash provided by financing activities for the three months ended March 31, 2017 was related to $5,000 in proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates of the Company

Our discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about our financial condition and results of operations that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Management Estimates,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

On May 12, 2017, we entered into an amendment, or the Loan Amendment, to our loan and security agreement with Oxford Finance LLC and Silicon Valley Bank, or the Lenders, dated April 27, 2016, or (as amended) the Loan Agreement, to, among other things, modify (i) the period under which we may borrow up to an additional $12.5 million under the Loan Agreement to be the period commencing on August 1, 2017 and ending on the earlier of (a) October 31, 2017 and (b) the occurrence of an event of default under the Loan Agreement and (ii) the unused payment fee such that it shall be an amount equal to (a) 2.75% multiplied by (b) $20.0 million minus the aggregate amount of the term loans requested by us under the Loan Agreement on or before October 31, 2017.

The foregoing is only a summary of the material terms of the Loan Amendment, and does not purport to be complete and is qualified in its entirety by reference to the full text of the Loan Amendment, which is being filed as an exhibit to this Quarterly Report.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information included or incorporated by reference in this Quarterly Report and in our other public filings, you should carefully consider the risks described below in evaluating our company. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 14, 2017.

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

We expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through equity and debt financings. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially if and as we:

•	continue research and development of our product candidates;
•	initiate new clinical trials for our product candidates;
•	seek marketing approvals for our product candidates;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	incur increased costs as a result of continued operations as a public company.

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, obtaining marketing approval from the FDA for these product candidates and manufacturing, marketing and selling those products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or even sufficient to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.*

We are an early-stage clinical development company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical studies for our product candidates and undertaking clinical studies of tipifarnib and KO-947. We have not yet demonstrated our ability to successfully complete any clinical trials, including those clinical trials in support of FDA approval, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Medicines, on average, take 10 to 15 years to be developed from the time they are discovered to the time they are available for treating patients. Consequently, any predictions you make about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We may in the future need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We will need to obtain substantial additional capital in connection with our continuing operations. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Until such time, if ever, as we can generate substantial product revenues, we will need to raise additional capital in connection with our continuing operations. We expect to finance our cash needs through a combination of equity offerings and debt financings. In April 2016, we entered into the loan agreement with the lenders providing for up to $20.0 million in term loans. Under the terms of the loan agreement, the lenders have initially provided us with a term loan of $7.5 million, or Term A Loan, with an additional $12.5 million available at a certain specified time, or Term B Loan. In May 2017, the loan agreement was amended to extend the draw period on the Term B Loan to be between August 1, 2017 and October 31, 2017. In April 2017, we dosed the first patient in a Phase 1 clinical trial of KO-947, and the funds available under the Term B loan are available to us.

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

While any amounts are outstanding under our term loan facility, we are subject to affirmative and restrictive covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. If we default under our term loan facility, the lenders may accelerate our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lenders could declare a default under our term loan facility upon the occurrence of an event of default, which includes our failure to satisfy our payment obligations under the loan agreement, the breach of certain of our other covenants under the loan agreement or the occurrence of a material adverse change, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

Our research and development programs and product candidates are at an early stage of development. As a result we are unable to predict if or when we will successfully develop or commercialize our product candidates.*

Our clinical-stage product candidate, tipifarnib, as well as our other pipeline assets are at an early stage of development and will require significant investment and regulatory approvals prior to commercialization. We currently have no product candidates beyond Phase 2 clinical trials. We commenced a Phase 2 clinical trial of tipifarnib in advanced solid tumors with the HRAS mutation in May 2015, a Phase 2 clinical trial in PTCL in September 2015, a Phase 2 clinical trial in patients with lower risk MDS in May 2016 and a Phase 2 clinical trial in patients with CMML in October 2016. We commenced a Phase 1 clinical trial of our second product candidate in KO-947 in April 2017, and KO-539, our development candidate for our menin-MLL program, is in preclinical development. Each of our product candidates will require clinical and preclinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. In addition, our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

We cannot be certain that clinical development of tipifarnib, KO-947, or any of our other product candidates will be successful or that we will obtain regulatory approval or be able to successfully commercialize any of our product candidates and generate revenue. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the clinical trial process may fail to demonstrate that our product candidates are safe and effective for their proposed uses. Any such failure could cause us to abandon further development of any one or more of our product candidates and may delay development of other product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Tipifarnib has been studied in more than 5,000 oncology patients and was generally well tolerated and exhibited a manageable side effect profile. However, there is no guarantee that unacceptable side effects will not be identified at the various doses and schedules we are using or plan to use in our clinical trials of tipifarnib. In prior studies tipifarnib demonstrated anti-cancer activity in certain patient subsets. However, the anti-cancer activity observed in those clinical trials was not sufficient to support marketing approval by the FDA in the indication in which it was sought. Although we are designing our clinical trials to target the patient subsets who we believe are most likely to benefit from treatment with tipifarnib, there is no guarantee that our clinical trials will be successful. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any new drug applications, or NDAs, with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenue.

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

Enrollment in our Phase 2 clinical trial of tipifarnib in patients with HRAS mutant squamous cell carcinomas of the head and neck, or SCCHN, has proceeded more slowly than anticipated. We believe this may be primarily due to two factors. First, with the recent approvals in the United States of the immune-oncology agents nivolumab and pembrolizumab, many SCCHN patients are now being treated with one of these agents after failure of first line treatments such as chemotherapy and/or cetuximab. Nivolumab has also very recently received marketing approval in the European Union. Second, many physicians who treat SCCHN patients do not routinely screen their patients for genetic mutations, such as HRAS, which we believe is because, to date, targeted therapies have not been available to treat SCCHN patients. To seek to address these issues, we are expanding the number of clinical sites in Europe, and in the United States, and are contracting with third party laboratories to facilitate the genetic screening of patients for our clinical sites. These efforts will result in an increase in costs for this Phase 2 clinical trial, and there is no guarantee that these efforts will be effective in accelerating enrollment in this clinical trial.

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

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.*

The risk of failure for our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. Results from clinical trials conducted at a single clinical site may not be predictive of results from additional clinical sites or from subsequent clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, the FDA issued a non-approval letter for tipifarnib in acute myeloid leukemia in June 2005. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. If the FDA or IRBs have comments on our study plans for our Phase 2 clinical trials of tipifarnib or our Phase 1 clinical trial of KO-947 that we are required to address, such studies may be delayed, or may not start at all. Clinical trials may be delayed, suspended or prematurely terminated at any time by us or by the FDA or other similar regulatory agency if it is determined at any time that patients may be or are being exposed to unacceptable health risks, including risk of death, or if compounds are not manufactured in compliance with current good manufacturing practice, or cGMP, regulations or with acceptable quality. There can be no assurance that the FDA will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

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

We licensed the rights to develop our lead product candidate, tipifarnib, from Janssen Pharmaceutica NV, or Janssen, an affiliate of Johnson & Johnson, in December 2014, and the development of tipifarnib prior to our license was conducted wholly by Janssen or any third parties with which it had contracted. As a result, we were not involved with nor did we have any control over any of those development activities. Because we had no input on Janssen’s development activities relating to tipifarnib, we may discover that all or certain elements of the clinical trials and studies it performed have not been in compliance with applicable regulatory standards or have otherwise been deficient, particularly relative to current requirements as development of tipifarnib began in the 1990’s. Any such deficiency in the prior development of tipifarnib may adversely affect our ability to obtain regulatory approval for tipifarnib.

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

We recently initiated a Phase 1 clinical trial of KO-947 in patients with non-hematological malignancies, and it is likely that there may be side effects associated with its use in humans. Any observed drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Additionally, if results of our clinical trials for tipifarnib, KO-947 or other product candidates reveal an unacceptable frequency and severity of serious adverse events or side effects, our trials could be suspended or terminated and the FDA or comparable foreign regulatory agencies could require us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Many compounds developed in the biopharmaceutical industry that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of those compounds. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We depend on third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.*

We do not own or operate facilities for the manufacture of our product candidates, and we do not have any manufacturing personnel. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. Janssen has provided us with its existing inventory of clinical supply of tipifarnib. Janssen also provided us with its existing inventory of crude drug substance and bulk key intermediate for manufacture of drug substance for tipifarnib. A portion of the clinical supply of tablets of tipifarnib provided by Janssen have a non-uniform surface where the film coating on the tablets has worn away to a varying degree. We believe this surface erosion is a cosmetic defect only and has no impact on patient safety or the effectiveness of the tablets, and an insignificant impact on taste masking. We have recently developed a modified drug product manufacturing process and a modified tablet formulation of tipifarnib which we plan to use in our ongoing Phase 2 clinical trials and in any future clinical trials of tipifarnib.

We have conducted pre-clinical studies to evaluate the relative bioavailability and compare other pharmaceutical properties of the original tablets and the modified tablets. However we cannot be certain that in our clinical studies we will not observe differences between the tablets which could impact clinical outcomes. We rely, and expect to continue to rely, on third parties, for the manufacture of additional clinical supplies of tipifarnib and our other product candidates for preclinical and clinical testing. We will rely on third parties as well for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials.

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

A Fast Track Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.*

We do not currently have Fast Track Designation for any of our product candidates but intend to seek Fast Track Designation if our clinical data supports such a designation. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for the FDA Fast Track Designation. The FDA has broad discretion whether to grant this designation. Even if we believe a specific product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs that have received Fast Track Designation have failed to obtain drug approval.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information on covered entities and their business associates that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity;

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

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, a sweeping law intended to broaden access to health insurance, improve quality, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies, which may directly compete with tipifarnib, KO-947, KO-539 and any other future product candidates.

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

We have licensed patent rights from third parties for some of our development programs, including tipifarnib from Janssen and compounds in our menin-MLL program from the Regents of The University of Michigan. As a licensee of third parties, we rely on these third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under some of our license agreements. We have not had and do not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business.

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

Risks Related to Employee Matters, Managing Growth and Macroeconomic Conditions

We currently have a limited number of employees, are highly dependent on our Chief Executive Officer and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are an early-stage clinical development company with a limited operating history, and, as of March 31, 2017, we had only 27 employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, Antonio Gualberto, M.D., Ph.D., our Chief Medical Officer, and Pingda Ren, Ph.D., our Senior Vice President, Chemistry and Pharmaceutical Sciences, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Additionally, Dr. Wilson currently also serves as President and Chief Executive Officer of Avidity Biosciences, LLC. As a result, Dr. Wilson is not able to devote all of his business time and attention to our business. Conflicts may arise in the future if there are competing demands on Dr. Wilson’s time and attention and our business may be harmed as a result.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “KURA” since November 5, 2015. From September 16, 2015 through November 4, 2015, our common stock was quoted for trading on the OTC Markets—OTCQB tier, or OTCQB, in very limited volume under the symbol “KURO.” Prior to September 16, 2015, our common stock was not publicly-traded. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 until March 31, 2017, were $10.47 and $2.50, respectively. The high and low bid quotations per share of our common stock as reported by the OTCQB during the period from September 16, 2015 through November 4, 2015 were $25.00 and $10.00, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on the Nasdaq Global Select Market or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders or the perception that such sales could occur could cause the market price of our common stock to decline. In January 2017, we entered into an ATM facility with Cowen, under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $25.0 million. As of May 12, 2017, we have sold 14,300 shares of our common stock under the ATM facility.

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of March 31, 2017, we had 622,619 shares of common stock reserved for future issuance under our 2014 Plan and options to purchase up to an aggregate of 2,141,309 shares of common stock outstanding. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1 of each year by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2017, an automatic increase pursuant to the 2014 Plan occurred, resulting in 854,709 additional shares available for future grant under the 2014 Plan. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of March 31, 2017, we had 238,705 shares of common stock reserved for future issuance under our ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2016, the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in January 2017. In connection with the Term A Loan, warrants to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share remain outstanding as of March 31, 2017 and if we borrow under Term B Loan, upon the funding of Term B Loan, we will issue to the lenders additional warrants to purchase shares of our common stock. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

Kura Oncology, Inc.
A Delaware corporation

Date: May 15, 2017	By: /s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	By: /s/ Heidi Henson
Heidi Henson
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Agreement and Plan of Merger, dated March 6, 2015, by and among the Registrant, Kura Operations, Inc. and Kura Oncology, Inc.		8-K (Exhibit 2.1)	3/12/2015	000-53058

2.2	Agreement and Plan of Merger, dated March 6, 2015, by and between the Registrant and Kura Oncology, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	3/12/2015	000-53058

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	5/16/2016	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	5/16/2016	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Registration Rights Agreement, dated as of March 6, 2015, by and among Kura Oncology, Inc. and the Investors listed on Schedule A thereto.		8-K (Exhibit 4.2)	3/12/2015	000-53058

4.3	Warrant to Purchase Stock by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

4.4	Warrant to Purchase Stock by Registrant on April 27, 2016 to Silicon Valley Bank.		10-Q (Exhibit 4.4)	8/10/2016	001-37620

10.1	Common Stock Sales Agreement, dated January 27, 2017, by and between the Registrant and Cowen and Company, LLC.		8-K (Exhibit 10.1)	1/27/2017	001-37620

10.2	First Amendment to Loan and Security Agreement, dated May 12, 2017, by and between the Registrant, Oxford Finance LLC and Silicon Valley Bank.	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X