Form 10-Q
period 2017-06-30
Kura Oncology, Inc.
filed 2017-08-07
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ To ________

Commission file number: 001-37620

KURA ONCOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1547851
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3033 Science Park Road, Suite 220, San Diego, CA	92121
(Address of Principal Executive Offices)	(Zip Code)

(858) 500-8800

(Registrant’s Telephone Number, Including Area Code)

11119 North Torrey Pines Road, Suite 125, La Jolla, CA 92037

(Former Name, Former Address or Former Fiscal Year If Changed Since Last Report)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the close of business on August 2, 2017, the registrant had 21,374,709 shares of Common Stock ($0.0001 par value) outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	June 30, 2017	December 31, 2016 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,154	$9,725
Short-term investments	41,090	58,065
Accounts receivable, related party	304	295
Prepaid expenses and other current assets	1,187	725
Total current assets	54,735	68,810
Property and equipment, net	24	40
Other long-term assets	1,088	971
Total assets	$55,847	$69,821

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$4,179	$4,681
Accounts payable and accrued expenses, related party	397	770
Current portion of long-term debt, net	500	—
Total current liabilities	5,076	5,451

Long-term debt, net	6,855	7,324
Other long-term liabilities	279	170
Total liabilities	12,210	12,945

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 21,375 and 21,368 shares issued as of June 30, 2017 and December 31, 2016, respectively; and 19,988 and 19,348 shares outstanding as of June 30, 2017 and December 31, 2016, respectively, excluding 1,387 and 2,020 shares subject to repurchase as of June 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	112,866	110,748
Accumulated other comprehensive loss	(22)	(18)
Accumulated deficit	(69,209)	(53,856)
Total stockholders' equity	43,637	56,876
Total liabilities and stockholders' equity	$55,847	$69,821
(1)

The balance sheet data at December 31, 2016 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Expenses:
Research and development	$5,158	$3,959	$10,378	$7,526
Research and development, related party	494	977	787	2,059
General and administrative	2,217	1,838	4,292	4,203
General and administrative, related party	61	17	126	43
Total operating expenses	7,930	6,791	15,583	13,831
Other Income (Expense):
Management fee income, related party	195	195	390	495
Interest income	124	124	252	238
Interest expense	(209)	(189)	(412)	(189)
Total other income	110	130	230	544
Net loss	$(7,820)	$(6,661)	$(15,353)	$(13,287)

Net loss per share, basic and diluted	$(0.40)	$(0.36)	$(0.78)	$(0.72)
Weighted average number of shares used in computing net loss per share, basic and diluted	19,789	18,548	19,627	18,397

Comprehensive Loss:
Net loss	$(7,820)	$(6,661)	$(15,353)	$(13,287)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(3)	34	(4)	132
Comprehensive loss	$(7,823)	$(6,627)	$(15,357)	$(13,155)

 See accompanying notes to condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net loss	$(15,353)	$(13,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,924	919
Non-cash interest expense	32	11
Depreciation expense	16	15
Amortization of discount on marketable securities	3	103
Changes in operating assets and liabilities:
Accounts receivable, related party	(9)	144
Prepaid expenses and other current assets	(462)	(352)
Other long-term assets	(117)	51
Accounts payable and accrued expenses	(502)	(882)
Accounts payable and accrued expenses, related party	(373)	117
Other long-term liabilities	109	22
Net cash used in operating activities	(14,732)	(13,139)

Investing Activities
Maturities of marketable securities	36,327	25,800
Purchases of marketable securities	(19,360)	(23,445)
Net cash provided by investing activities	16,967	2,355

Financing Activities
Proceeds from issuance of common stock, net	159	—
Proceeds from issuance of long-term debt, net	—	7,453
Proceeds from exercise of stock options	35	—
Net cash provided by financing activities	194	7,453
Net increase (decrease) in cash and cash equivalents	2,429	(3,331)
Cash and cash equivalents at beginning of period	9,725	15,443
Cash and cash equivalents at end of period	$12,154	$12,112

Supplemental disclosure of cash flow information:
Interest paid	$305	$57

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

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the antidilutive effect of the securities. Because of our net loss, unvested restricted stock awards, outstanding stock options and outstanding warrants are excluded from the calculation of diluted net loss per common share for the three and six months ended June 30, 2017 and 2016, due to the anti-dilutive effect of the securities.

The following table summarizes the number of potentially dilutive securities that were excluded from our calculation of diluted net loss per share for the three and six months ended June 30, 2017 and 2016:

	Three and Six Months Ended June 30,
	2017	2016
Unvested restricted stock awards	1,386,723	2,624,641
Stock options	2,214,547	1,178,449
Warrants	33,988	67,976
Total	3,635,258	3,871,066

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting that clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this guidance, modification accounting is required only if the value, vesting conditions or classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This guidance is effective for fiscal periods, and interim periods within those fiscal periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The adoption of this guidance is not expected to have an impact on our condensed financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), that supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. This new standard is effective on January 1, 2018 for us. Early adoption is permitted. We plan to implement this standard on January 1, 2018. We currently plan to adopt using the modified retrospective transition approach; however, a final decision regarding the adoption method has not been made. The modified retrospective transition approach will recognize any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. We currently do not have any revenue contracts with customers and will review any new contracts entered into prior to the adoption of the new standard. The adoption of this guidance is not expected to have an impact on our condensed financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of 12 months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. This pronouncement is effective for fiscal years beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We plan to adopt the accounting standard on January 1, 2019 and will evaluate any existing leases at that time and recognize a right-to-use asset and lease obligation for all leases with terms greater than 12 months on our condensed financial statements.

3. Investments

We invest in available-for-sale securities consisting of money market funds, U.S. Treasury securities, corporate debt securities, commercial paper and government sponsored enterprise securities. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments on our condensed balance sheets.

The following tables summarize, by major security type, our investments that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, respectively, in thousands:

		As of June 30, 2017
	Maturity (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$6,330	$—	$—	$6,330
Government agency securities	1 or less	2,994	—	—	2,994
Commercial paper	1 or less	1,699	—	—	1,699
Total cash equivalents		11,023	—	—	11,023

Short-term investments:
U.S. Treasury securities	1 or less	16,996	—	(14)	16,982
Commercial paper	1 or less	15,664	—	—	15,664
Corporate debt securities	1 or less	6,457	—	(8)	6,449
Government agency securities	1 or less	1,995	—	—	1,995
Total short-term investments		41,112	—	(22)	41,090
Total		$52,135	$—	$(22)	$52,113

		As of December 31, 2016
	Maturity (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$5,762	$—	$—	$5,762
Commercial paper	1 or less	2,000	—	—	2,000
Total cash equivalents		7,762	—	—	7,762

Short-term investments:
U.S. Treasury securities	2 or less	28,006	5	(9)	28,002
Commercial paper	1 or less	14,273	—	—	14,273
Corporate debt securities	2 or less	13,603	—	(14)	13,589
Government sponsored enterprise securities	1 or less	2,201	—	—	2,201
Total short-term investments		58,083	5	(23)	58,065
Total		$65,845	$5	$(23)	$65,827

The available-for-sale investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of June 30, 2017, all of our short-term investments had maturities less than one year. There were no realized gains or losses for the six months ended June 30, 2017. As of June 30, 2017, $23.4 million of our marketable securities were in gross unrealized loss positions, all of which had been in such position for less than 12 months. We reviewed our marketable securities as of June 30, 2017 and determined that the unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that all securities have been in an unrealized loss position for less than 12 months. In addition, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis. As of June 30, 2017, we had not recognized any such impairment in our condensed financial statements.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	As of June 30, 2017
	Total Estimated Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$6,330	$6,330	$—
Government agency securities	2,994	—	2,994
Commercial paper	1,699	—	1,699
Total cash equivalents	11,023	6,330	4,693

Short-term investments:
U.S. Treasury securities	16,982	16,982	—
Commercial paper	15,664	—	15,664
Corporate debt securities	6,449	—	6,449
Government agency securities	1,995	—	1,995
Total short-term investments	41,090	16,982	24,108
Total	$52,113	$23,312	$28,801

	As of December 31, 2016
	Total Estimated Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$5,762	$5,762	$—
Commercial paper	2,000	—	2,000
Total cash equivalents	7,762	5,762	2,000

Short-term investments:
U.S. Treasury securities	28,002	28,002	—
Commercial paper	14,273	—	14,273
Corporate debt securities	13,589	—	13,589
Government sponsored enterprise securities	2,201	—	2,201
Total short-term investments	58,065	28,002	30,063
Total	$65,827	$33,764	$32,063

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

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following, in thousands:

	June 30, 2017	December 31, 2016
Accounts payable	$618	$638
Accrued compensation and benefits	1,161	1,907
Other accrued expenses	2,400	2,136
Total accounts payable and accrued expenses	$4,179	$4,681

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

All of the Term Loans will mature on November 1, 2020, or Maturity Date. Repayment of the Term Loans is interest only through May 1, 2018, followed by 30 equal monthly payments of principal plus accrued interest commencing on June 1, 2018. The per annum interest rate for any outstanding Term Loans is the greater of (i) 7.75% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.25%. The interest rate as of June 30, 2017 was 8.25%. In addition, a final payment of 7.50% of the amounts of the Term Loans drawn will be due on the earlier of the Maturity Date, acceleration of any Term Loan, or prepayment of the Term Loans. In connection with the Term A Loan, a final payment of approximately $563,000 will be due and is being accrued through interest expense using the effective interest method. If we elect to prepay the Term Loans, a prepayment fee equal to 1%, 2% or 3% of the principal balance will also be due, depending upon when the prepayment occurs. We will also be required to pay an unused fee on the earlier of November 1, 2017, extended from May 2, 2017 under the Loan Amendment, or prior repayment of the Term Loans in an amount equal to (a) 2.75%, amended from 2.00%, multiplied by (b) $20.0 million minus the aggregate amount of the Term Loans drawn on or before October 31, 2017, extended from May 1, 2017.

We are subject to customary affirmative and restrictive covenants under the term loan facility. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement.

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of Lenders’ lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement. The conditional exercisable call option related to the event of default is considered to be an embedded derivative which is required to be bifurcated and accounted for as a separate financial instrument. In the periods presented, the value of the embedded derivative is not material, but could become material in future periods if an event of default became more probable than is currently estimated. As of June 30, 2017, we were in compliance with all material covenants under the Loan Agreement and there had been no material adverse change.

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

In February 2017, Silicon Valley Bank exercised its warrant to purchase 33,988 shares of common stock in a cashless exercise resulting in the issuance of 17,070 shares of our common stock. The warrant issued to Oxford Finance LLC to purchase up to 33,988 shares of our common stock remains outstanding as of June 30, 2017.

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

The following table summarizes future minimum payments under the term loan facility as of June 30, 2017, in thousands:

Year Ending December 31,
2017	$315
2018	2,340
2019	3,366
2020	3,428
Total future minimum payments	9,449
Less: interest payments	(1,949)
Principal amount of long-term debt	7,500
Less: Unamortized discount	(145)
Long-term debt, net of unamortized discount	7,355
Current portion of long-term debt	(500)
Long-term debt, net	$6,855

7. Equity Incentive Plan

The following table summarizes share-based compensation expense for all equity awards granted, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$678	$231	$1,266	$547
General and administrative	352	198	658	372
Total share-based compensation expense	$1,030	$429	$1,924	$919

For the three months ended June 30, 2017 and 2016, we recognized share-based compensation expense related to stock options of $552,000 and $251,000, respectively, of which $22,000 and $5,000 related to non-employee stock options, respectively. For the six months ended June 30, 2017 and 2016, we recognized share-based compensation expense related to stock options of $1.0 million and $501,000, respectively, of which $41,000 and $13,000 related to non-employee stock options, respectively.

For the three months ended June 30, 2017 and 2016, we recognized share-based compensation expense related to restricted stock awards totaling $478,000 and $179,000, respectively, of which $445,000 and $146,000 related to non-employee restricted stock awards, respectively. For the six months ended June 30, 2017 and 2016, we recognized share-based compensation expense related to restricted stock awards totaling $894,000 and $418,000, respectively, of which $828,000 and $352,000 related to non-employee restricted stock awards, respectively. As of June 30, 2017, unrecognized compensation costs related to employee stock options and restricted stock awards were approximately $6.2 million and $162,000, respectively, which are expected to be recognized over a weighted average period of approximately 2.9 years and 1.2 years, respectively.

8. Related Party Transactions

Our president and chief executive officer is also the sole managing member of Araxes Pharma LLC, or Araxes. Four individuals are significant stockholders of each of us and Araxes. The following is a summary of transactions with Araxes for the three and six months ended June 30, 2017 and 2016:

•	Asset Purchase Agreement

Under our asset purchase agreement with Araxes, in the three and six months ended June 30, 2017, we paid a milestone payment of $200,000 to Araxes following dosing of the first patient in the first KO-947 Phase 1 clinical trial in April 2017.

•	Facility Sublease

We sublease office space from Wellspring Biosciences, Inc., or Wellspring, a wholly owned subsidiary of Araxes. In December 2016, we entered into a third amendment to the sublease agreement with Wellspring for office space in La Jolla, California, or Sublease, pursuant to which the Sublease expired in June 2017. In December 2016, we also entered into a new sublease agreement with Wellspring for office space in San Diego, California, or New Sublease. The New Sublease commenced in June 2017 and will expire on October 31, 2019. For the three months ended June 30, 2017 and 2016, rent expense related to our subleases was $32,000 and $26,000, respectively. For the six months ended June 30, 2017 and 2016, rent expense related to our subleases was $63,000 and $53,000, respectively.

•	Management Fees

We have a management services agreement with Araxes pursuant to which Araxes pays us a fixed fee of $65,000 per month for management services. In addition, the agreement allows for Araxes to reimburse us an amount equal to the number of full time equivalents, or FTE, performing research and development services for Araxes, at an annual FTE rate of approximately $350,000, plus actual expenses as reasonably incurred. The initial term expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended June 30, 2017 and 2016, we recorded reimbursements of $102,000 and $85,000, respectively, and for the six months ended June 30, 2017 and 2016, we recorded reimbursements of $248,000 and $191,000, respectively, for research and development services provided to Araxes, which was recorded as a reduction to research and development expenses on our condensed statements of operations and comprehensive loss. As of June 30, 2017 and December 31, 2016, $304,000 and $295,000 related to management fees and reimbursements of research and development services, respectively, are included in accounts receivable, related party on our condensed balance sheets.

•	Services Agreement

We have a services agreement with Wellspring which allows for payment of research and development services provided to us of an amount equal to the number of FTE’s performing the services, at an annual FTE rate of $400,000, plus actual expenses as reasonably incurred. The initial term of this services agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended June 30, 2017 and 2016, we recognized $347,000 and $1.0 million, respectively, and for the six months ended June 30, 2017 and 2016, we recognized $739,000 and $2.2 million, respectively, from research and development services provided to us under this agreement as research and development expense, related party on our condensed statements of operations and comprehensive loss. As of June 30, 2017 and December 31, 2016, $361,000 and $770,000, respectively, related to research and development services under this agreement are included in accounts payable and accrued expenses, related party on our condensed balance sheets.

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

References to the “Company,” “we,” “us” and “our” refer to Kura Oncology, Inc., a private Delaware corporation incorporated in the State of Delaware in August 2014.

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

Our lead product candidate, tipifarnib, is a potent, selective and orally bioavailable inhibitor of farnesyl transferase. Tipifarnib has been studied in more than 5,000 cancer patients and has demonstrated compelling and durable anti-cancer activity in certain patients with a manageable side effect profile. We are evaluating tipifarnib in four Phase 2 clinical trials: the first in patients with locally advanced solid tumors that carry mutations in the Harvey rat sarcoma viral oncogene homolog, or HRAS, gene; the second in patients with peripheral T-cell lymphomas, or PTCL; the third in patients with myelodysplastic syndromes, or MDS; and the fourth in patients with chronic myelomonocytic leukemia, or CMML. Our goals with our ongoing Phase 2 clinical trials of tipifarnib are to confirm the clinical activity of tipifarnib in each disease indication, to validate biomarker hypotheses and to optimize dose and schedule for each disease to build a data package supporting advancement to pivotal study. If the data from one or more of these Phase 2 clinical trials is supportive, our goal is to initiate a pivotal trial in 2018.

Our second product candidate is KO-947, a potent and selective small molecule inhibitor of extracellular signal related kinase, or ERK, which we are advancing as a potential treatment for patients with tumors that have mutations in, or other dysregulation of, the mitogen-activated protein kinase signaling pathway. Prolonged pathway inhibition and evidence of durable tumor regression have been observed with KO-947 in preclinical models, and the drug-like properties of KO-947 support an intravenous formulation, which may allow for higher drug concentration, and potentially improved tolerability in the clinic. In April 2017, we commenced a Phase 1 clinical trial of KO-947, which is designed to determine the maximum tolerated dose of KO-947 in patients with locally advanced unresectable or metastatic, relapsed and/or refractory, non-hematological malignancies. We anticipate receiving data from this trial in 2018.

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

Recent Developments

Preliminary data as of July 27, 2017, from the first five evaluable patients with HRAS mutant squamous cell carcinomas of the head and neck, or SCCHN, enrolled in our Phase 2 HRAS clinical trial, has shown confirmed partial responses, or PRs, in three of the five patients, and stable disease, or SD, in the other two patients. Patients in the study who had failed therapy with cetuximab, with or without chemotherapy, or immune therapy have achieved objective PRs upon treatment with tipifarnib. None of the five evaluable patients were reported to have experienced an objective PR on their prior line of therapy, and at least three of the five experienced only progressive disease on their prior line of therapy, including one patient receiving pembroluzimab. As of the data cut-off date, for the patients with PRs, one remained on study through cycle 20 and left the study in cycle 21, one remains on study in cycle 18 and one is on study in cycle 4. For the patients with SD, one remained on study through cycle 8 and the other was recently enrolled and is in cycle 2. A sixth patient has been enrolled and is pending objective response assessment. Enrollment of the remaining four patients for this clinical trial cohort is ongoing.

In June 2017, we presented preliminary data from our Phase 2 PTCL clinical trial at the International Conference on Malignant Lymphoma, in Lugano, Switzerland, and at the 22nd Congress of the European Hematology Association, showing that seven of 18 patients received clinical benefit from treatment with tipifarnib (3 PRs and 4 SD). Our presented data also identified the chemokine known as CXCL12, as a potential biomarker of tipifarnib’s activity in PTCL. CXCL12 is secreted in large amounts by lymph nodes, bone marrow stroma, liver, and lung, and it plays key roles in tumor invasion, bone marrow homing and site of metastasis. We have extended the clinical trial to enroll an additional 12 patients with angioimmunoblastic T-cell lymphoma, a subtype of PTCL that is characterized by high expression of CXCL12, to seek to validate the biomarker.

In July 2017, we were issued a U.S. patent directed to the use of tipifarnib in patients with HRAS mutant SCCHN. The patent has an expiration date of August 2036, excluding any possible patent term extension.

We are modifying our Phase 2 clinical trial in MDS based upon the identification of CXCL12 as a potential biomarker of tipifarnib’s activity in PTCL and the known functional effects of this chemokine in the bone marrow. CXCL12 is known to induce the homing of myeloid cells in the bone marrow. In the most extreme cases, such as rare conditions with activating mutations in the CXCL12 pathway, patients experience persistent neutropenia. We hypothesized that the observation of isolated neutropenia (neutropenia without myelosuppression) could be employed as a surrogate marker of high CXCL12 activity in the bone marrow, and consequently, sensitivity to tipifarnib. We retrospectively analyzed data from the previous Phase 2 clinical trial in MDS sponsored by Johnson & Johnson and observed that the majority of responders to tipifarnib were patients with neutropenia at study entry. Based on this data and the relationship between CXCL12, neutropenia and the activity of tipifarnib, we are modifying our Phase 2 MDS clinical trial to test prospectively whether neutropenia at study entry could enrich for response to tipifarnib. Under the amended study design, we will plan to enroll two cohorts of up to 18 patients. The clinical trial will have a two-stage study design. Two responses will be needed to move to the second stage of each cohort, and the clinical trial is positive with four or more responses in either cohort. We will open the inclusion criteria to MDS patients of any risk group who have neutropenia and have failed up to two prior therapies and will modify the primary endpoint from transfusion independence to objective response.

Liquidity Overview

Our accumulated deficit was $69.2 million as of June 30, 2017. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the research and clinical development of, and seek regulatory approval for, our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year. As of June 30, 2017, we had cash, cash equivalents and short-term investments of $53.2 million. Although we expect our existing cash, cash equivalents and short-term investments will be sufficient to fund our current operations into the second half of 2018, our development programs will require significant additional funds. We may also need to access the funds available under our term loan facility or raise additional funds sooner than expected to pursue other development activities related to our pipeline programs. We may seek to obtain additional financing in the future through equity or debt financings, or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of costs associated with our research activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, contract services and research supply, equipment and facility costs. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses (in other research and development projects or otherwise) and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of June 30, 2017, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

Since inception through June 30, 2017, we have incurred an aggregate of approximately $52.0 million in research and development expenses related to the in-licensing and development of our product candidates and pipeline programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in the continued development of our product candidates and our other pipeline programs. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. Our future research and development expenses will depend on the preclinical and clinical success of each product candidate that we develop, as well as ongoing assessments of the commercial potential of such product candidates. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Results of Operations

The following table sets forth our results of operations and changes for the three and six months ended June 30, 2017 and 2016, in thousands:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
Research and development expenses	$5,652	$4,936	$716	$11,165	$9,585	$1,580
General and administrative expenses	2,278	$1,855	423	4,418	4,246	172
Other income, net	110	130	(20)	230	544	(314)

Comparison of the Three Months Ended June 30, 2017 and 2016

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended June 30,		Increase
	2017	2016	(Decrease)
External research and development expenses:
Tipifarnib	$2,067	$1,344	$723
KO-947	1,039	998	41
Discovery and preclinical stage programs, collectively	605	1,334	(729)
Internal research and development expenses	1,941	1,260	681
Total research and development expenses	$5,652	$4,936	$716

The increase in external research and development expense for tipifarnib for the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to an increase of $0.6 million in clinical development expenses related to our ongoing Phase 2 clinical trials. The decrease in external research and development expenses for our discovery and preclinical stage product programs was primarily due to a decrease in out-sourced research expenses related to our menin-MLL program as we completed the discovery research and nominated KO-539 as a development candidate in December 2016. Internal research and development expenses include employee salaries and related expenses, share-based compensation expense, facilities expense, overhead expenses and other outside expenses. The increase in internal research and development expenses was primarily due to increases of $0.4 million in non-cash share-based compensation expense and $0.2 million in personnel costs. We expect our research and development expenses to increase in future periods as we continue clinical development activities for our tipifarnib and KO-947 product candidates and further research and development of our other programs.

General and Administrative Expenses.  The increase in general and administrative expenses for the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to increases of $0.2 million in professional expenses and $0.2 million in share-based compensation expense. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Comparison of the Six Months Ended June 30, 2017 and 2016

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Six Months Ended June 30,		Increase
	2017	2016	(Decrease)
External research and development expenses:
Tipifarnib	$4,379	$2,532	$1,847
KO-947	1,757	1,835	(78)
Discovery and preclinical stage programs, collectively	1,305	2,578	(1,273)
Internal research and development expenses	3,724	2,640	1,084
Total research and development expenses	$11,165	$9,585	$1,580

The increase in external research and development expense for tipifarnib for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to an increase of $1.6 million in clinical development expenses related to our ongoing Phase 2 clinical trials. The decrease in external research and development expenses for our discovery and preclinical stage product programs was primarily due to a decrease in out-sourced research expenses related to our menin-MLL program as we completed the discovery research and nominated KO-539 as a development candidate in December 2016. The increase in internal research and development expenses was primarily due to increases of $0.7 million in non-cash share-based compensation and $0.4 million in personnel costs.

General and Administrative Expenses. The increase in general and administrative expenses for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to an increase in share-based compensation expense.

Other income, net. The decrease in other income, net, for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to an increase of $0.2 million in interest expense and a decrease of $0.1 million in management fee income.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings. We have devoted our resources to funding our research and development programs, including discovery research, preclinical and clinical development activities. As of June 30, 2017, we had cash, cash equivalents and short-term investments of $53.2 million.

In April 2016, we entered into a loan and security agreement, or loan agreement, with Oxford Finance LLC and Silicon Valley Bank, or collectively referred to as the lenders, providing for up to $20.0 million in a series of term loans. The loan agreement was subsequently amended in May 2017, or the loan amendment, to extend the second draw period and modify the terms of the unused fee. Under the loan agreement and loan amendment, we have borrowed $7.5 million, or Term A Loan, and may borrow up to an additional $12.5 million at a certain specified time, or Term B Loan, and together with Term A Loan, the Term Loans. The Term B Loan may be drawn, between August 1, 2017 and October 31, 2017, as amended. All of the Term Loans mature on November 1, 2020, or Maturity Date. Repayment on the Term Loans is interest only through May 1, 2018, followed by 30 equal monthly payments of principal plus accrued interest commencing on June 1, 2018. The per annum interest rate for any outstanding Term Loans is the greater of (i) 7.75% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.25%. In addition, a final payment of 7.50% of the amounts of the term loans drawn will be due on the earlier of the Maturity Date, acceleration or prepayment of the Term Loans. If we elect to prepay the Term Loans, a prepayment fee equal to 1%, 2% or 3% of the principal balance also will be due, depending upon when the prepayment occurs. We will also be required to pay an unused fee, extended under the loan amendment, to the earlier of November 1, 2017 or prior repayment of the Term Loans in an amount equal to (a) 2.75%, amended from 2.00%, multiplied by (b) $20.0 million minus the aggregate amount of the term loans drawn on or before October 31, 2017. See Note 6, Long-Term Debt, in the Notes to Unaudited Condensed Financial Statements for further details of the term loan facility.

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

In January 2017, we entered into the ATM facility with Cowen, under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having aggregate proceeds of up to $25.0 million through Cowen as our sales agent. As of August 2, 2017, we have sold 14,300 shares of our common stock under the ATM facility for gross proceeds of $163,000.

Although we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our cash requirements into the second half of 2018, we will require significant additional financing in the future to continue to fund our operations. We may seek to obtain additional financing in the future through equity or debt financings or through collaborations or partnerships with other companies. If we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially adversely affected.

We have incurred operating losses since inception and negative cash flows from operating activities. As of June 30, 2017, we had an accumulated deficit of $69.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. To date, we have not generated any revenues from product sales, and we do not have any approved products. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We are subject to all of the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

The following table provides a summary of our net cash flow activities for the six months ended June 30, 2017 and 2016, in thousands:

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(14,732)	$(13,139)
Net cash provided by investing activities	16,967	2,355
Net cash provided by financing activities	194	7,453

Operating Activities – The increase in net cash used in operating activities for the six months ended June 30, 2017 as compared to the same period in 2016 was primarily due to a higher net loss of $2.1 million, a $0.1 million increase in payments of accounts payable and accrued expenses and a $0.2 million increase in payments related to other long-term assets during the six months ended June 30, 2017, offset by a $1.0 million increase in share-based compensation.

Investing Activities – The increase in net cash provided by investing activities for the six months ended June 30, 2017 as compared to the same period in 2016 was due to a $10.5 million increase in proceeds from maturities of marketable securities, offset in part by a $4.1 million decrease in purchases of marketable securities.

Financing Activities – Net cash provided by financing activities for the six months ended June 30, 2016 was related to borrowings under our term loan facility.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the U.S. Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, obtaining marketing approval from the U.S. Food and Drug Administration, or FDA, for these product candidates and manufacturing, marketing and selling those products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or even sufficient to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

In January 2017, we entered into the ATM facility with Cowen, under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $25.0 million.

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

Risks Related to the Discovery and Development of Our Product Candidates

Our discovery, preclinical and clinical development is focused on the development of targeted therapeutics for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs may never lead to marketable products.*

The discovery and development of targeted drug therapeutics for patients with genetically defined cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. The patient populations for our product candidates are not completely defined but are substantially smaller than the general treated cancer population, and patients will need to be screened and identified in order to be eligible for our therapies. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genetic alterations respond to our product candidates and developing companion diagnostics to identify such genetic alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations will be large enough to allow us to successfully commercialize our products and achieve profitability. Therefore, we do not know if our approach of treating patients with genetically defined cancers will be successful. If our approach is unsuccessful, our business will suffer.

Our research and development programs and product candidates are at an early stage of development. As a result we are unable to predict if or when we will successfully develop or commercialize our product candidates.*

Our clinical-stage product candidate, tipifarnib, as well as our other pipeline assets are at an early stage of development and will require significant investment and regulatory approvals prior to commercialization. We currently have no product candidates beyond Phase 2 clinical trials. We commenced a Phase 2 clinical trial of tipifarnib in advanced solid tumors with the HRAS mutation in May 2015, a Phase 2 clinical trial in PTCL in September 2015, a Phase 2 clinical trial in patients with MDS in May 2016 and a Phase 2 clinical trial in patients with CMML in October 2016. We commenced a Phase 1 clinical trial of our second product candidate KO-947 in April 2017, and KO-539, our development candidate for our menin-MLL program, is in preclinical development. Each of our product candidates will require clinical and preclinical development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. In addition, our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

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

Enrollment in our Phase 2 clinical trial of tipifarnib in patients with HRAS mutant SCCHN has proceeded more slowly than anticipated. We believe this may be primarily due to two factors. First, with the recent approvals in the United States of the immune-oncology agents nivolumab and pembrolizumab, many SCCHN patients are now being treated with one of these agents after failure of first line treatments such as chemotherapy and/or cetuximab. Nivolumab has also very recently received marketing approval in certain countries in the European Union. Second, many physicians who treat SCCHN patients do not routinely screen their patients for genetic mutations, such as HRAS, which we believe is because, to date, targeted therapies have not been available to treat SCCHN patients. To seek to address these issues, we are expanding the number of clinical sites in Europe and in the United States and are contracting with third party laboratories to facilitate the genetic screening of patients for our clinical sites. These efforts will result in an increase in costs for this Phase 2 clinical trial, and there is no guarantee that these efforts will be effective in accelerating enrollment in this clinical trial.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates, including:

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

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.*

The risk of failure for our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. Results from clinical trials conducted at a single clinical site may not be predictive of results from additional clinical sites or from subsequent clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, the FDA previously issued a non-approval letter to Janssen Pharmaceutica NV, or Janssen, an affiliate of Johnson & Johnson, for tipifarnib as a treatment for elderly, untreated acute myeloid leukemia in June 2005. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. If the FDA or IRBs have comments on our study plans for our clinical trials of tipifarnib or KO-947 that we are required to address, such studies may be delayed, or may not start at all. Clinical trials may be delayed, suspended or prematurely terminated at any time by us or by the FDA or other similar regulatory agency if it is determined at any time that patients may be or are being exposed to unacceptable health risks, including risk of death, or if compounds are not manufactured in compliance with current good manufacturing practice, or cGMP, regulations or with acceptable quality. There can be no assurance that the FDA will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

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

Tipifarnib has been studied in more than 5,000 oncology patients and was generally well tolerated and exhibited a manageable side effect profile. The most common hematologic adverse events of any grade were neutropenia (low white blood cell count), anemia and thrombocytopenia (low platelet count). The most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting), fatigue and rash. Treatment discontinuation across the prior tipifarnib clinical studies has been in the range of approximately 20-25%. We are exploring a range of doses and dosing schedules in our ongoing Phase 2 clinical trials. The side effects observed so far in our ongoing Phase 2 clinical trials of tipifarnib have been generally consistent with the prior observations; however, there is no guarantee that additional or more severe side effects will not be identified through further clinical studies. Rights to develop tipifarnib in virology indications have been granted by Janssen to EB Pharma LLC, or EB Pharma, a subsidiary of Eiger BioPharmaceuticals. Undesirable side effects may be identified in clinical trials that EB Pharma may conduct in virology indications, which may negatively impact the development, commercialization or potential value of tipifarnib.

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

In our Phase 2 clinical trial of tipifarnib in advanced cancers with HRAS mutations, patients are being enrolled based on information from the clinical sites on the patients’ tumor HRAS mutation status. Typically, this information is being obtained by the clinical sites from next-generation sequencing, or NGS, panels used by the site to characterize patients’ tumors. In some disease indications including HRAS mutant SCCHN, it is not routine to screen all patients. In such cases, we may facilitate screening at third party CROs. This may result in additional cost and longer timelines. We are contracting with third party laboratories to facilitate screening of patients in our HRAS mutant SCCHN clinical trial and expect to incur additional costs and longer timelines as a result. If the results of our Phase 2 clinical trials are positive and we validate our biomarker hypotheses in those clinical trials, we plan to partner development and validation of companion diagnostic tests to aid in the selection of patients in subsequent clinical trials of tipifarnib and to prepare and submit an investigational device exemption, or IDE, for use of the companion diagnostic in the clinical trial. Any delay or failure by us or our third-party collaborators to develop or obtain IDE approval for use of companion diagnostics in our clinical trials of tipifarnib could delay or prevent us from commencing or completing our clinical trials. We expect that the companion diagnostic tests will either be a qualitative polymerase chain reaction-based assay or an NGS-based assay. The results of NGS panels being currently used at sites may not be accurate or consistent across sites, and our development of tipifarnib or a companion diagnostic may be delayed or complicated by a change in assay methodology.

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

We depend on third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.*

We do not own or operate facilities for the manufacture of our product candidates, and we do not have any manufacturing personnel. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties, for the manufacture of clinical supplies of tipifarnib and our other product candidates for preclinical and clinical testing. We will rely on third parties as well for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials.

The manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of drug formulation and manufacturing techniques and process controls. Janssen has provided us with its existing inventory of crude drug substance and bulk key intermediate for manufacture of drug substance for tipifarnib. We have recently developed a modified drug product manufacturing process and a modified tablet formulation of tipifarnib which we plan to use in our ongoing Phase 2 clinical trials and in any future clinical trials of tipifarnib. We have conducted pre-clinical studies to evaluate the relative bioavailability and compare other pharmaceutical properties of the original tablets and the modified tablets. However, we cannot be certain that in our clinical studies we will not observe differences between the tablets which could impact clinical outcomes. Manufacturers of active pharmaceutical ingredients and pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

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

We may not be able to benefit from available regulatory exclusivity periods if another company obtains regulatory approval for tipifarnib before we do.*

As the composition of matter patents covering tipifarnib expired in the United States and in countries in Europe in 2016 and we have only one issued U.S. patent directed to one of our potential tipifarnib indications, our commercial strategy for tipifarnib relies on obtaining other patents related to tipifarnib and on non-patent regulatory exclusivity. In the United States, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon FDA approval of an NDA for a new chemical entity, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any abbreviated new drug application seeking approval of a generic version of that drug or any Section 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that the FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. EB Pharma has licensed rights from Janssen to develop tipifarnib in virology indications. If EB Pharma obtains regulatory approval for tipifarnib in a virology indication before we obtain regulatory approval in one of our oncology or other non-virology indications, the five-year exclusivity period would commence on the date upon which EB Pharma obtains regulatory approval, and as a result, the period of regulatory exclusivity to which we may be entitled may be reduced or eliminated and the commercial prospects for tipifarnib would be harmed as a result.

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

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe, after completing early clinical trials, that one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. However, the reduced timelines may introduce significant chemistry, manufacturing and controls challenges for product development. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification and rescind such designations.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, which has resulted in action to repeal or replace certain aspects of the ACA. For example, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  The U.S. House of Representatives passed legislation known as the American Health Care Act of 2017 in May 2017. More recently, the Senate Republicans have released and then updated a draft bill known as the Better Care Reconciliation Act of 2017. Each of these Congressional proposals would repeal and replace certain aspects of the ACA if ultimately enacted. The Senate Republicans have also contemplated legislation to repeal the ACA without companion legislation to replace it. The prospects for enactment of these legislative initiatives remain uncertain. Further, Congress also could consider other legislation to replace elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

Our patent rights may not protect our patent protected products and product candidates if competitors devise ways of making products that compete with us without legally infringing our patent rights. For example, our patent rights in tipifarnib are limited in ways that affect our ability to exclude third parties from competing against us. In particular, the patent term for the composition of matter patents covering the API of tipifarnib expired in the United States and countries in Europe in 2016. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. In July 2017, the U.S. Patent and Trademark Office, or U.S. PTO, issued us a patent directed to the use of tipifarnib in certain patients with HRAS mutant SCCHN. Although this patent is currently in force, there is no guarantee that a court would agree that the patent is valid or enforceable. Further, if a competitor were to develop tipifarnib for use in an indication other than that claimed by the patent, we would not be able to prevent them from marketing tipifarnib in the U.S. or other jurisdictions based on the patent. We are pursuing additional U.S. and foreign method of use patents for tipifarnib, however there is no guarantee that any such patents will be granted. In April 2017, the U.S. PTO issued us a patent covering the composition of matter of KO-947 and certain structurally related compounds, and methods of using the compounds for the treatment of cancers. We are pursuing additional U.S. and foreign patents for KO-947, however there is no guarantee that any such patents will be granted. Patent term extension may be available in the United States to account for regulatory delays in obtaining human marketing approval for a product candidate; however, only one patent may be extended per marketed compound. Under our license agreement with Janssen, we and Janssen agree to cooperate in obtaining available patent term extensions. We and Janssen may not reach agreement and no patent term extension may be obtained. Additionally, the applicable authorities, including the U.S. PTO and the FDA, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to patents, or may grant more limited extensions than requested. If this occurs, our competitors who obtain the requisite regulatory approval can offer products with the same API as tipifarnib so long as the competitors do not infringe any method of use patents that we may hold. Competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We expect that following expiration of patents and any regulatory exclusivity we are able to obtain, competitors may manufacture and sell generic versions of tipifarnib, at a lower price, which would reduce tipifarnib’s revenues. In certain jurisdictions, legislation mandates generic substitution for brand name drugs.

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

Risks Related to Employee Matters, Managing Growth and Macroeconomic Conditions

We currently have a limited number of employees, are highly dependent on our Chief Executive Officer and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are an early-stage clinical development company with a limited operating history, and, as of June 30, 2017, we had only 30 employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, Antonio Gualberto, M.D., Ph.D., our Chief Medical Officer, and Pingda Ren, Ph.D., our Senior Vice President, Chemistry and Pharmaceutical Sciences, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Additionally, Dr. Wilson currently also serves as President and Chief Executive Officer of Avidity Biosciences, LLC. As a result, Dr. Wilson is not able to devote all of his business time and attention to our business. Conflicts may arise in the future if there are competing demands on Dr. Wilson’s time and attention and our business may be harmed as a result.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “KURA” since November 5, 2015. From September 16, 2015 through November 4, 2015, our common stock was quoted for trading on the OTC Markets—OTCQB tier, or OTCQB, in very limited volume under the symbol “KURO.” Prior to September 16, 2015, our common stock was not publicly-traded. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 until June 30, 2017, were $12.10 and $2.50, respectively. The high and low bid quotations per share of our common stock as reported by the OTCQB during the period from September 16, 2015 through November 4, 2015 were $25.00 and $10.00, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on the Nasdaq Global Select Market or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. We filed a registration statement with the SEC, which was declared effective on July 21, 2015, and subsequently filed a post-effective amendment to such registration statement with the SEC, which was declared effective on April 14, 2016, to register the resale of 13,947,599 shares of our common stock, which represents a substantial portion of the shares of our common stock issued in connection with the our reverse merger transaction. The shelf registration statement permits the resale of these shares at any time, subject to restrictions under applicable law. The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, we expect that, because there are a large number of shares registered pursuant to the shelf registration statement, the selling stockholders named in such registration statement will continue to offer shares covered by the shelf registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the shelf registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

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

If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders or the perception that such sales could occur could cause the market price of our common stock to decline. In January 2017, we entered into an ATM facility with Cowen, under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $25.0 million. As of August 2, 2017, we have sold 14,300 shares of our common stock under the ATM facility for gross proceeds of $163,000.

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of June 30, 2017, we had 574,789 shares of common stock reserved for future issuance under our 2014 Plan and options to purchase up to an aggregate of 2,214,547 shares of common stock outstanding. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1 of each year by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2017, an automatic increase pursuant to the 2014 Plan occurred, resulting in 854,709 additional shares available for future grant under the 2014 Plan. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of June 30, 2017, we had 238,705 shares of common stock reserved for future issuance under our ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2016, the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in January 2017. In connection with the Term A Loan, warrants to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share remain outstanding as of June 30, 2017 and if we borrow under Term B Loan, upon the funding of Term B Loan, we will issue to the lenders additional warrants to purchase shares of our common stock. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

•	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•	a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, or by a majority of the total number of authorized directors;
•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•	division of our board of directors into three classes;

•

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than a majority of all outstanding shares of our voting stock then entitled to vote in the election of directors;

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

Kura Oncology, Inc.
A Delaware corporation

Date: August 7, 2017	By: /s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2017	By: /s/ Heidi Henson
Heidi Henson
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Agreement and Plan of Merger, dated March 6, 2015, by and among the Registrant, Kura Operations, Inc. and Kura Oncology, Inc.		8-K (Exhibit 2.1)	3/12/2015	000-53058

2.2	Agreement and Plan of Merger, dated March 6, 2015, by and between the Registrant and Kura Oncology, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	3/12/2015	000-53058

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Registration Rights Agreement, dated as of March 6, 2015, by and among Kura Oncology, Inc. and the Investors listed on Schedule A thereto.		8-K (Exhibit 4.2)	3/12/2015	000-53058

4.3	Warrant to Purchase Stock by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

10.1	First Amendment to Loan and Security Agreement, dated May 12, 2017, by and between the Registrant, Oxford Finance LLC and Silicon Valley Bank.		10-Q (Exhibit 10.2)	5/15/2017	001-37620

10.2*	Fifth Amendment to Patent License Agreement, dated May 24, 2017, by and between the Registrant and the Regents of the University of Michigan.	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

*  Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.