Form 10-Q
period 2017-09-30
Kura Oncology, Inc.
filed 2017-11-07
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of the close of business on November 3, 2017, the registrant had 30,215,556 shares of Common Stock ($0.0001 par value) outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	September 30, 2017	December 31, 2016 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,336	$9,725
Short-term investments	77,469	58,065
Accounts receivable, related party	209	295
Prepaid expenses and other current assets	909	725
Total current assets	101,923	68,810
Property and equipment, net	17	40
Other long-term assets	1,175	971
Total assets	$103,115	$69,821

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$6,196	$4,681
Accounts payable and accrued expenses, related party	342	770
Current portion of long-term debt, net	1,024	—
Total current liabilities	7,562	5,451

Long-term debt, net	6,018	7,324
Other long-term liabilities	336	170
Total liabilities	13,916	12,945

Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 30,218 and 21,368 shares issued as of September 30, 2017 and December 31, 2016, respectively; and 29,127 and 19,348 shares outstanding, excluding 1,091 and 2,020 shares subject to repurchase as of September 30, 2017 and December 31, 2016, respectively	3	2
Additional paid-in capital	167,752	110,748
Accumulated other comprehensive loss	(14)	(18)
Accumulated deficit	(78,542)	(53,856)
Total stockholders' equity	89,199	56,876
Total liabilities and stockholders' equity	$103,115	$69,821
(1)

The balance sheet data at December 31, 2016 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating Expenses:
Research and development	$6,808	$4,305	$17,186	$11,831
Research and development, related party	334	1,011	1,121	3,070
General and administrative	2,313	1,717	6,605	5,920
General and administrative, related party	44	25	170	68
Total operating expenses	9,499	7,058	25,082	20,889
Other Income (Expense):
Management fee income, related party	195	195	585	690
Interest income	197	131	449	369
Interest expense	(226)	(194)	(638)	(383)
Total other income	166	132	396	676
Net loss	$(9,333)	$(6,926)	$(24,686)	$(20,213)

Net loss per share, basic and diluted	$(0.38)	$(0.37)	$(1.16)	$(1.09)
Weighted average number of shares used in computing net loss per share, basic and diluted	24,344	18,850	21,217	18,549

Comprehensive Loss:
Net loss	$(9,333)	$(6,926)	$(24,686)	$(20,213)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	8	(34)	4	98
Comprehensive loss	$(9,325)	$(6,960)	$(24,682)	$(20,115)

 See accompanying notes to condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating Activities
Net loss	$(24,686)	$(20,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,099	1,503
Non-cash interest expense	62	27
Depreciation expense	23	23
Amortization of discount on marketable securities	(73)	119
Changes in operating assets and liabilities:
Accounts receivable, related party	86	169
Prepaid expenses and other current assets	(184)	(193)
Other long-term assets	(205)	(223)
Accounts payable and accrued expenses	1,173	(26)
Accounts payable and accrued expenses, related party	(428)	151
Other long-term liabilities	166	52
Net cash used in operating activities	(20,967)	(18,611)

Investing Activities
Purchases of marketable securities	(79,254)	(41,207)
Maturities of marketable securities	59,927	43,705
Net cash (used in) provided by investing activities	(19,327)	2,498

Financing Activities
Proceeds from issuance of common stock, net	53,683	—
Proceeds from issuance of long-term debt, net	—	7,453
Proceeds from exercise of stock options	222	—
Net cash provided by financing activities	53,905	7,453
Net increase (decrease) in cash and cash equivalents	13,611	(8,660)
Cash and cash equivalents at beginning of period	9,725	15,443
Cash and cash equivalents at end of period	$23,336	$6,783

Supplemental disclosure of cash flow information:
Interest paid	$466	$205

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

Kura Oncology, Inc. was a private Delaware corporation incorporated in the State of Delaware in August 2014, or Prior Kura. Effective March 6, 2015, Prior Kura completed a reverse merger with a wholly owned subsidiary of Zeta Acquisition Corp. III, or Zeta, with Prior Kura surviving the merger. Zeta was formally a “shell company” under applicable rules of the Securities and Exchange Commission, or SEC. On March 31, 2015, Prior Kura merged with and into Zeta, with Zeta surviving the merger, and Zeta changed its name to “Kura Oncology, Inc.”

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

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the antidilutive effect of the securities. Because of our net loss, unvested restricted stock awards, outstanding stock options and outstanding warrants are excluded from the calculation of diluted net loss per common share for the three and nine months ended September 30, 2017 and 2016, due to the anti-dilutive effect of the securities.

The following table summarizes the number of potentially dilutive securities that were excluded from our calculation of diluted net loss per share for the three and nine months ended September 30, 2017 and 2016, in thousands:

	Three and Nine Months Ended
	September 30,
	2017	2016
Unvested restricted stock awards	1,091	2,322
Stock options	2,171	1,177
Warrants	34	68
Total	3,296	3,567

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

The following tables summarize, by major security type, our investments that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, respectively, in thousands:

		As of September 30, 2017
	Maturity (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$12,421	$—	$—	$12,421
Commercial paper	1 or less	10,483	—	—	10,483
Total cash equivalents		22,904	—	—	22,904

Short-term investments:
U.S. Treasury securities	1 or less	20,909	—	(6)	20,903
Commercial paper	1 or less	48,646	—	—	48,646
Corporate debt securities	1 or less	7,928	—	(8)	7,920
Total short-term investments		77,483	—	(14)	77,469
Total		$100,387	$—	$(14)	$100,373

		As of December 31, 2016
	Maturity (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$5,762	$—	$—	$5,762
Commercial paper	1 or less	2,000	—	—	2,000
Total cash equivalents		7,762	—	—	7,762

Short-term investments:
U.S. Treasury securities	2 or less	28,006	5	(9)	28,002
Commercial paper	1 or less	14,273	—	—	14,273
Corporate debt securities	2 or less	13,603	—	(14)	13,589
Government sponsored enterprise securities	1 or less	2,201	—	—	2,201
Total short-term investments		58,083	5	(23)	58,065
Total		$65,845	$5	$(23)	$65,827

The available-for-sale investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of September 30, 2017, all of our short-term investments had maturities less than one year. There were no realized gains or losses for the nine months ended September 30, 2017. As of September 30, 2017, $26.8 million of our marketable securities were in gross unrealized loss positions, all of which had been in such position for less than 12 months. We reviewed our marketable securities as of September 30, 2017 and determined that the unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that all securities have been in an unrealized loss position for less than 12 months. In addition, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis. As of September 30, 2017, we had not recognized any such impairment in our condensed financial statements.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	As of September 30, 2017
	Total Estimated Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$12,421	$12,421	$—
Commercial paper	10,483	—	10,483
Total cash equivalents	22,904	12,421	10,483

Short-term investments:
U.S. Treasury securities	20,903	20,903	—
Commercial paper	48,646	—	48,646
Corporate debt securities	7,920	—	7,920
Total short-term investments	77,469	20,903	56,566
Total	$100,373	$33,324	$67,049

	As of December 31, 2016
	Total Estimated Fair Value	Level 1	Level 2
Cash equivalents:
Money market funds	$5,762	$5,762	$—
Commercial paper	2,000	—	2,000
Total cash equivalents	7,762	5,762	2,000

Short-term investments:
U.S. Treasury securities	28,002	28,002	—
Commercial paper	14,273	—	14,273
Corporate debt securities	13,589	—	13,589
Government sponsored enterprise securities	2,201	—	2,201
Total short-term investments	58,065	28,002	30,063
Total	$65,827	$33,764	$32,063

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

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following, in thousands:

	September 30, 2017	December 31, 2016
Accounts payable	$661	$638
Accrued compensation and benefits	1,653	1,907
Other accrued expenses	3,882	2,136
Total accounts payable and accrued expenses	$6,196	$4,681

6. Long-Term Debt

On April 27, 2016, we entered into a loan and security agreement with Oxford Finance LLC and Silicon Valley Bank, or the Lenders, pursuant to which the Lenders provided a loan facility of up to $20.0 million. Upon entering into the loan and security agreement, we borrowed $7.5 million from the Lenders, or Term A Loan. We could, at our sole discretion, borrow up to an additional $12.5 million at a certain specified time, or Term B Loan, and together with the Term A Loan, the Term Loans. In May 2017, the loan and security agreement was amended to extend the draw period on the Term B Loan to October 31, 2017 and modify the terms of the unused fee. The loan and security agreement, as amended, shall be referred to as the Loan Agreement. On October 31, 2017, the draw period for the Term B Loan expired without us drawing down the Term B Loan. Therefore, we were required to pay an unused fee on November 1, 2017 in an amount equal to approximately $0.3 million. The unused fee was recorded as a debt discount in the three and nine months ended September 30, 2017 and is being amortized to interest expense using the effective interest method through the scheduled maturity date.

All of the Term Loans will mature on November 1, 2020, or Maturity Date. Repayment of the Term Loans is interest only through May 1, 2018, followed by 30 equal monthly payments of principal plus accrued interest commencing on June 1, 2018. The per annum interest rate for any outstanding Term Loans is the greater of (i) 7.75% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.25%. The interest rate as of September 30, 2017 was 8.50%. In addition, a final payment of 7.50% of the amounts of the Term Loans drawn will be due on the earlier of the Maturity Date, acceleration of any Term Loan, or prepayment of the Term Loans. In connection with the Term A Loan, a final payment of approximately $0.6 million will be due and is being accrued through interest expense using the effective interest method. If we elect to prepay the Term Loans, a prepayment fee equal to 1% or 2% of the principal balance will also be due, depending upon when the prepayment occurs.

We are subject to customary affirmative and restrictive covenants under the term loan facility. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement.

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of Lenders’ lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement. The conditional exercisable call option related to the event of default is considered to be an embedded derivative which is required to be bifurcated and accounted for as a separate financial instrument. In the periods presented, the value of the embedded derivative is not material, but could become material in future periods if an event of default became more probable than is currently estimated. As of September 30, 2017, we were in compliance with all financial covenants under the Loan Agreement and there had been no material adverse change or other events of default that had not subsequently been remediated or waived by the Lenders.

In connection with the Term A Loan, we issued to the Lenders warrants to purchase up to 67,976 shares of our common stock at an exercise price of $3.31 per share, or the Warrants. The Warrants are exercisable, in whole or in part, and will terminate on the earlier of April 27, 2026 or the closing of certain merger or consolidation transactions. The Warrants were valued using the Black-Scholes option pricing model with the following assumptions: volatility of 70.92%, expected term of ten years, risk-free interest rate of 2.11% and a zero dividend yield. The fair value of the Warrants was approximately $0.2 million upon issuance, which was recorded as a debt discount and is being amortized to interest expense using the effective interest method through the scheduled maturity date.

In February 2017, Silicon Valley Bank exercised its warrant to purchase 33,988 shares of common stock in a cashless exercise resulting in the issuance of 17,070 shares of our common stock. The warrant issued to Oxford Finance LLC to purchase up to 33,988 shares of our common stock remains outstanding as of September 30, 2017.

The following table summarizes future minimum payments under the term loan facility as of September 30, 2017, in thousands:

Year Ending December 31,
2017	$161
2018	2,359
2019	3,377
2020	3,431
Total future minimum payments	9,328
Less: interest payments	(1,828)
Principal amount of long-term debt	7,500
Less: Unamortized discount	(458)
Long-term debt, net of unamortized discount	7,042
Current portion of long-term debt	(1,024)
Long-term debt, net	$6,018

7. Stockholders’ Equity

In August 2017, we completed a public offering in which we sold an aggregate of 8,805,000 shares of common stock at a price of $6.50 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $53.5 million.

8. Equity Incentive Plan

The following table summarizes share-based compensation expense for all equity awards granted, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$770	$372	$2,036	$919
General and administrative	405	212	1,063	584
Total share-based compensation expense	$1,175	$584	$3,099	$1,503

For the three months ended September 30, 2017 and 2016, we recognized share-based compensation expense related to stock options of approximately $0.6 million and $0.3 million, respectively, of which approximately $0.1 million related to non-employee stock options, respectively. For the nine months ended September 30, 2017 and 2016, we recognized share-based compensation expense related to stock options of approximately $1.7 million and $0.8 million, respectively, of which approximately $0.1 million related to non-employee stock options, respectively.

For the three months ended September 30, 2017 and 2016, we recognized share-based compensation expense related to restricted stock awards totaling approximately $0.5 million and $0.3 million, respectively, of which approximately $0.5 million and $0.3 million related to non-employee restricted stock awards, respectively. For the nine months ended September 30, 2017 and 2016, we recognized share-based compensation expense related to restricted stock awards totaling approximately $1.4 million and $0.7 million, respectively, of which approximately $1.3 million and $0.6 million related to non-employee restricted stock awards, respectively. As of September 30, 2017, unrecognized compensation costs related to employee stock options and restricted stock awards were approximately $5.7 million and $0.1 million, respectively, which are expected to be recognized over a weighted average period of approximately 2.7 years and 1.0 years, respectively.

9. Related Party Transactions

Our president and chief executive officer is also the sole managing member of Araxes Pharma LLC, or Araxes. Four individuals are significant stockholders of each of us and Araxes. The following is a summary of transactions with Araxes for the three and nine months ended September 30, 2017 and 2016:

•	Asset Purchase Agreement

Under our asset purchase agreement with Araxes, in the nine months ended September 30, 2017, we paid a milestone payment of $0.2 million to Araxes following dosing of the first patient in the first KO-947 Phase 1 clinical trial in April 2017.

•	Facility Sublease

We sublease office space from Wellspring Biosciences, Inc., or Wellspring, a wholly owned subsidiary of Araxes. In December 2016, we entered into a third amendment to the sublease agreement with Wellspring for office space in La Jolla, California, or Sublease, pursuant to which the Sublease expired in June 2017. In December 2016, we also entered into a new sublease agreement with Wellspring for office space in San Diego, California, or New Sublease. The New Sublease commenced in June 2017 and will expire on October 31, 2019. For the three and nine months ended September 30, 2017 and 2016, rent expense related to our subleases was approximately $0.1 million, respectively.

•	Management Fees

We have a management services agreement with Araxes pursuant to which Araxes pays us a fixed fee of $65,000 per month for management services. In addition, the agreement allows for Araxes to reimburse us an amount equal to the number of full time equivalents, or FTE, performing research and development services for Araxes, at an annual FTE rate of approximately $350,000, plus actual expenses as reasonably incurred. The initial term expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended September 30, 2017 and 2016, we recorded reimbursements of approximately $0.1 million, respectively, and for the nine months ended September 30, 2017 and 2016, we recorded reimbursements of $0.3 million, respectively, for research and development services provided to Araxes, which was recorded as a reduction to research and development expenses on our condensed statements of operations and comprehensive loss. As of September 30, 2017 and December 31, 2016, approximately $0.2 million and $0.3 million related to management fees and reimbursements of research and development services, respectively, are included in accounts receivable, related party, on our condensed balance sheets.

•	Services Agreement

We have a services agreement with Wellspring pursuant to which we pay Wellspring for research and development services provided to us in an amount equal to the number of FTE’s performing the services, at an annual FTE rate of $400,000, plus actual expenses as reasonably incurred. The initial term of this services agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended September 30, 2017 and 2016, we recognized approximately $0.3 million and $1.0 million, respectively, and for the nine months ended September 30, 2017 and 2016, we recognized approximately $1.0 million and $3.2 million, respectively, from research and development services provided to us under this agreement as research and development expense, related party, on our condensed statements of operations and comprehensive loss. As of September 30, 2017 and December 31, 2016, approximately $0.3 million and $0.7 million, respectively, related to research and development services under this agreement are included in accounts payable and accrued expenses, related party, on our condensed balance sheets.

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

Our lead product candidate, tipifarnib, is a potent, selective and orally bioavailable inhibitor of farnesyl transferase. Tipifarnib has been studied in more than 5,000 cancer patients and has demonstrated compelling and durable anti-cancer activity in certain patients with a manageable side effect profile. We are evaluating tipifarnib in a Phase 2 clinical trial in patients with Harvey rat sarcoma viral oncogene homolog, or HRAS, mutant relapsed or refractory head and neck squamous cell carcinomas, or HNSCC. In September 2017, we announced that our Phase 2 clinical trial of tipifarnib in patients with HRAS mutant HNSCC achieved its primary endpoint of response rate prior to the completion of enrollment. The clinical trial protocol required four confirmed, partial responses, per RECIST 1.1 criteria, out of 18 patients to meet its primary endpoint. Four confirmed, partial responses and two patients with disease stabilization have been observed among the first six evaluable HNSCC patients enrolled in the clinical trial. In addition, objective responses greater than one year in duration have been observed in two patients. All patients joined the study upon progression on prior therapy, including chemotherapy, cetuximab, pembrolizumab or nivolumab. Updated data from the clinical trial was presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in October 2017 in Philadelphia, PA. We are continuing to enroll HRAS mutant HNSCC patients in the ongoing Phase 2 clinical trial. We plan to seek feedback from the U.S. Food and Drug Administration, or FDA, in addition to other regulatory authorities, regarding the requirements for registration of tipifarnib in the HRAS mutant HNSCC indication and initiate the required clinical program in 2018.

We are also evaluating tipifarnib in three other Phase 2 clinical trials: in patients with peripheral T-cell lymphomas, or PTCL; in patients with myelodysplastic syndromes, or MDS; and in patients with chronic myelomonocytic leukemia, or CMML. Our goals with these ongoing Phase 2 clinical trials of tipifarnib are to confirm the clinical activity of tipifarnib, to validate biomarker hypotheses, to optimize dose and schedule for each disease, and to determine whether the data are supportive of continued clinical development in each disease indication. We expect to report preliminary data from our CMML clinical trial in December 2017 followed by updated data from the trial in 2018. We also expect to report data from our PTCL and MDS clinical trials in 2018.

Our second product candidate is KO-947, a potent and selective small molecule inhibitor of extracellular signal related kinase, or ERK, which we are advancing as a potential treatment for patients with tumors that have mutations in, or other dysregulation of, the mitogen-activated protein kinase signaling pathway. Prolonged pathway inhibition and evidence of durable tumor regression have been observed with KO-947 in preclinical models, and the drug-like properties of KO-947 support an intravenous formulation, which may allow for higher drug concentration, and potentially improved tolerability in the clinic. Our preclinical data suggests that KO-947 has anti-tumor activity in Kirsten rat sarcoma viral oncogene homolog, or KRAS-, and B-Raf proto-oncogene, serine/threonine kinase, or BRAF-mutant adenocarcinomas as well as squamous cell carcinomas. We are evaluating KO-947 in a Phase 1 dose escalation clinical trial in patients with locally advanced unresectable or metastatic, relapsed and/or refractory, non-hematological malignancies. We anticipate reporting data from our Phase 1 trial clinical in 2018.

Our third program is focused on KO-539, a potent and selective small molecule inhibitor of the menin-mixed lineage leukemia, or menin-MLL, protein-protein interaction. The menin-MLL complex appears to play important roles in diverse leukemias and myeloproliferative disorders driven by several distinct oncogenic driver mutations. We presented preclinical data at the EORTC-NCI-AACR International Conference on Molecular Targets and Cancer Therapeutics in October 2017. Our preclinical data demonstrates that inhibitors of the menin-MLL interaction induced robust and durable regressions in multiple models of MLL-rearranged leukemias as well as NMP1/DNMT3A-mutant acute myeloid leukemia, or AML, which together represent approximately 50% of diagnosed cases of AML. We nominated KO-539 as a development candidate for this program in December 2016.

Public Offering

In August 2017, we completed a public offering in which we sold an aggregate of 8,805,000 shares of common stock at a price of $6.50 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $53.5 million.

Liquidity Overview

Our accumulated deficit was $78.5 million as of September 30, 2017. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the research and clinical development of, and seek regulatory approval for, our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year. As of September 30, 2017, we had cash, cash equivalents and short-term investments of $100.8 million. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our current operations for at least the next 12 months. However, we may need to raise additional funds sooner than expected to pursue other development activities related to our pipeline programs. We may seek to obtain additional financing in the future through equity or debt financings, or through collaborations or partnerships with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, contract services and research supply, equipment and facility costs. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses (in other research and development projects or otherwise) and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of September 30, 2017, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

Since inception through September 30, 2017, we have incurred an aggregate of approximately $59.1 million in research and development expenses related to the in-licensing and development of our product candidates and pipeline programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in the continued development of our product candidates and our other pipeline programs. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. Our future research and development expenses will depend on the preclinical and clinical success of each product candidate that we develop, as well as ongoing assessments of the commercial potential of such product candidates. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

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

Other Income (Expense)

Other income (expense) consists primarily of management fee income, interest income and interest expense. Management fee income is earned in accordance with the management services agreement, as amended, with Araxes. Interest expense mainly consists of interest on long-term debt.

Income Taxes

We have incurred net losses and have not recorded any U.S. federal or state income tax benefits for the losses as they have been offset by valuation allowances.

Results of Operations

The following table sets forth our results of operations and changes for the three and nine months ended September 30, 2017 and 2016, in thousands:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Change	2017	2016	Change
Research and development expenses	$7,142	$5,316	$1,826	$18,307	$14,901	$3,406
General and administrative expenses	2,357	$1,742	615	6,775	5,988	787
Other income, net	166	132	34	396	676	(280)

Comparison of the Three Months Ended September 30, 2017 and 2016

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended
	September 30,
	2017	2016	Change
External research and development expenses:
Tipifarnib	$3,691	$1,738	$1,953
KO-947	783	611	172
Discovery and preclinical stage programs, collectively	461	1,751	(1,290)
Internal research and development expenses	2,207	1,216	991
Total research and development expenses	$7,142	$5,316	$1,826

 The increase in external research and development expense for tipifarnib for the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to an increase of $1.8 million in clinical development expenses related to our ongoing Phase 2 clinical trials and companion diagnostics activities. The decrease in external research and development expenses for our discovery and preclinical stage product programs was primarily due to a decrease in out-sourced research expenses related to our menin-MLL program as we completed the discovery research and nominated KO-539 as a development candidate in December 2016. Internal research and development expenses include employee salaries and related expenses, share-based compensation expense, facilities expense and overhead expenses. The increase in internal research and development expenses was primarily due to increases of $0.4 million in non-cash share-based compensation expense and $0.4 million in personnel costs. We expect our research and development expenses to increase in future periods as we continue clinical development activities for our tipifarnib and KO-947 product candidates and further research and development of our menin-MLL program.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to increases of $0.2 million in professional expenses, $0.2 million in share-based compensation expense and $0.2 million in personnel costs. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Nine Months Ended
	September 30,
	2017	2016	Change
External research and development expenses:
Tipifarnib	$8,070	$4,270	$3,800
KO-947	2,540	2,446	94
Discovery and preclinical stage programs, collectively	1,765	4,519	(2,754)
Internal research and development expenses	5,932	3,666	2,266
Total research and development expenses	$18,307	$14,901	$3,406

The increase in external research and development expense for tipifarnib for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to an increase of $3.4 million in clinical development expenses related to our ongoing Phase 2 clinical trials and companion diagnostics activities and $0.4 million in translational research activities. The decrease in external research and development expenses for our discovery and preclinical stage product programs was primarily due to a decrease in out-sourced research expenses related to our menin-MLL program as we completed the discovery research and nominated KO-539 as a development candidate in December 2016. The increase in internal research and development expenses was primarily due to increases of $1.1 million in non-cash share-based compensation and $0.7 million in personnel costs.

General and Administrative Expenses. The increase in general and administrative expenses for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to increases of $0.5 million in share-based compensation expense and $0.3 million in personnel costs.

Other income, net. The decrease in other income, net, for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to an increase of $0.3 million in interest expense.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings. We have devoted our resources to funding our research and development programs, including discovery research, preclinical and clinical development activities. As of September 30, 2017, we had cash, cash equivalents and short-term investments of $100.8 million.

In April 2016, we entered into a loan and security agreement with Oxford Finance LLC and Silicon Valley Bank, or collectively referred to as the lenders, providing for up to $20.0 million in a series of term loans. The loan and security agreement was subsequently amended in May 2017 to extend the second draw period and modify the terms of the unused fee. The loan and security agreement, as amended, shall be referred to as the loan agreement. Under the loan agreement, we have borrowed $7.5 million, or Term A Loan. In addition, we could borrow up to an additional $12.5 million at a certain specified time, or Term B Loan, and together with Term A Loan, the Term Loans. On October 31, 2017, the draw period for Term B Loan expired without us drawing down the Term B Loan; therefore, we were required to pay an unused fee of $0.3 million on November 1, 2017. All of the Term Loans mature on November 1, 2020, or Maturity Date. Repayment on the Term Loans is interest only through May 1, 2018, followed by 30 equal monthly payments of principal plus accrued interest commencing on June 1, 2018. The per annum interest rate for any outstanding Term Loans is the greater of (i) 7.75% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.25%. In addition, a final payment of 7.50% of the amounts of the term loans drawn will be due on the earlier of the Maturity Date, acceleration or prepayment of the Term Loans. If we elect to prepay the Term Loans, a prepayment fee equal to 1% or 2% of the principal balance also will be due, depending upon when the prepayment occurs. See Note 6, Long-Term Debt, in the Notes to Unaudited Condensed Financial Statements for further details of the term loan facility.

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

In January 2017, we entered into an at the market issuance sales agreement with Cowen and Company, LLC, or Cowen, under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having aggregate proceeds of up to $25.0 million through Cowen as our sales agent, or ATM facility. As of November 3, 2017, we have sold 14,300 shares of our common stock under the ATM facility for gross proceeds of $0.2 million.

In August 2017, we completed a public offering in which we sold an aggregate of 8,805,000 shares of common stock at a price of $6.50 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $53.5 million.

Although we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our current operations for at least the next 12 months, we will require significant additional financing in the future to continue to fund our operations. We may seek to obtain additional financing in the future through equity or debt financings or through collaborations or partnerships with other companies. If we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially adversely affected.

We have incurred operating losses since inception and negative cash flows from operating activities. As of September 30, 2017, we had an accumulated deficit of $78.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. To date, we have not generated any revenues from product sales, and we do not have any approved products. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We are subject to all of the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

The following table provides a summary of our net cash flow activities for the nine months ended September 30, 2017 and 2016, in thousands:

	Nine Months Ended
	September 30,
	2017	2016
Net cash used in operating activities	$(20,967)	$(18,611)
Net cash (used in) provided by investing activities	(19,327)	2,498
Net cash provided by financing activities	53,905	7,453

Operating Activities – The increase of $2.4 million in net cash used in operating activities for the nine months ended September 30, 2017 as compared to the same period in 2016 was primarily due to a higher net loss of $4.5 million, offset by a $1.6 million increase in share-based compensation and a $0.6 million decrease in payments of accounts payable and accrued expenses during the nine months ended September 30, 2017.

Investing Activities – The decrease of $21.8 million in net cash provided by investing activities for the nine months ended September 30, 2017 as compared to the same period in 2016 was due to a $38.0 million increase in purchases of marketable securities, offset by a $16.2 million increase in proceeds from maturities of marketable securities.

Financing Activities – Net cash provided by financing activities for the nine months ended September 30, 2017 consisted primarily of an aggregate of approximately $53.5 million in net proceeds from the sale of common stock from our August 2017 public offering. Net cash provided by financing activities for the nine months ended September 30, 2016 was related to borrowings under our term loan facility.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

Changes in Internal Control over Financial Reporting

 There have been no changes in our internal control over financial reporting that occurred during our most recent quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, obtaining marketing approval from the FDA and from comparable foreign authorities for these product candidates and manufacturing, marketing and selling those products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or even sufficient to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

Risks Related to the Discovery and Development of Our Product Candidates

Our discovery, preclinical and clinical development is focused on the development of targeted therapeutics for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs may never lead to marketable products.*

The discovery and development of targeted drug therapeutics for patients with genetically defined cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. The patient populations for our product candidates are not completely defined but are substantially smaller than the general treated cancer population, and patients will need to be screened and identified in order to be eligible for our therapies. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genetic alterations respond to our product candidates and developing companion diagnostics to identify such genetic alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations will be large enough to allow us to successfully commercialize any products for which we are able to obtain marketing approval, and achieve profitability. Therefore, we do not know if our approach of treating patients with genetically defined cancers will be successful. If our approach is unsuccessful, our business will suffer.

Our research and development programs and product candidates are at an early stage of development. As a result we are unable to predict if or when we will successfully develop or commercialize our product candidates.*

Our product candidates are at an early stage of development and will require significant investment and regulatory approvals prior to commercialization. We currently have no product candidates beyond Phase 2 clinical trials. Tipifarnib is currently being evaluated in four Phase 2 clinical trials, KO-947 is being evaluated in a Phase 1 clinical trial and KO-539 is in preclinical development. Each of our product candidates will require clinical and preclinical research and development, management of clinical, preclinical and manufacturing activities, obtaining regulatory approval, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. In addition, our product development programs contemplate the development of companion diagnostics. Companion diagnostics are subject to regulation as medical devices and we may be required to obtain marketing approval for accompanying companion diagnostics before we may commercialize our product candidates.

We cannot be certain that clinical development of tipifarnib, KO-947, or any of our other product candidates will be successful or that we will obtain regulatory approval or be able to successfully commercialize any of our product candidates and generate revenue. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the clinical trial process may fail to demonstrate that our product candidates are safe and effective for their proposed uses. Any such failure could cause us to abandon further development of any one or more of our product candidates and may delay development of other product candidates. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Tipifarnib has been studied in more than 5,000 oncology patients and was generally well tolerated and exhibited a manageable side effect profile. However, there is no guarantee that unacceptable side effects will not be identified at the various doses and schedules we are using or plan to use in our clinical trials of tipifarnib. In prior studies tipifarnib demonstrated anti-cancer activity in certain patient subsets. However, the anti-cancer activity observed in those clinical trials was not sufficient to support marketing approval by the FDA in the indication in which it was sought. Although we are designing our clinical trials to target the patient subsets who we believe are most likely to benefit from treatment with tipifarnib, there is no guarantee that our clinical trials will be successful. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier clinical trials. Any delay in, or termination of, our clinical trials will delay and possibly preclude the filing of any new drug applications, or NDAs, with the FDA, and similar drug approval filings with comparable foreign authorities, and, ultimately, our ability to commercialize our product candidates and generate product revenue.

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

Enrollment in our Phase 2 clinical trial of tipifarnib in patients with HRAS mutant HNSCC has proceeded more slowly than anticipated. We believe this may be primarily due to two factors. First, with the recent approvals in the United States of the immune-oncology agents nivolumab and pembrolizumab, many HNSCC patients are now being treated with one of these agents after failure of first line treatments such as chemotherapy and/or cetuximab. Nivolumab has also recently received marketing approval in certain countries in the European Union. Second, many physicians who treat HNSCC patients do not routinely screen their patients for genetic mutations, such as HRAS, which we believe is because, to date, targeted therapies have not been available to treat HNSCC patients. To seek to address these issues, we have expanded the number of clinical sites in Europe and in the United States and have contracted with third party laboratories to facilitate the genetic screening of patients for our clinical sites. We anticipate that we will have to adopt similar measures for any subsequent registration-enabling clinical trial of tipifarnib in HRAS mutant HNSCC. There is no guarantee that these efforts will be effective in accelerating enrollment in our ongoing Phase 2 clinical trial of tipifarnib in patients with HRAS mutant HNSCC or in any subsequent clinical trial.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates, including:

•	unforeseen safety issues or adverse side effects;
•	failure of our companion diagnostics in identifying patients;
•	modifications to protocols of our clinical trials resulting from FDA or comparable foreign regulatory authorities, or institutional review board, or IRB, decisions; and
•	ambiguous or negative interim results of our clinical trials, or results that are inconsistent with earlier results.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.*

The risk of failure for our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. For example, the preliminary data we have presented from our recently announced positive Phase 2 clinical trial of tipifarnib in HRAS mutant HNSCC, including efficacy evaluations of the first six HNSCC patients, may not predict the results of any later-stage clinical trials we may conduct. Results from clinical trials conducted at a single clinical site or a small number of clinical sites, may not be predictive of results from additional clinical sites or from subsequent clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, the FDA previously issued a non-approval letter to Janssen Pharmaceutica NV, or Janssen, an affiliate of Johnson & Johnson, for tipifarnib as a treatment for elderly, untreated acute myeloid leukemia in June 2005. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. If the FDA or comparable foreign regulatory authorities, or IRBs have comments on our study plans for our clinical trials of tipifarnib or any of our other product candidates, that we are required to address, such studies may be delayed, or may not start at all. Clinical trials may be delayed, suspended or prematurely terminated at any time by us or by the FDA or other similar regulatory agency if it is determined at any time that patients may be or are being exposed to unacceptable health risks, including risk of death, or if compounds are not manufactured in compliance with current good manufacturing practice, or cGMP, regulations or with acceptable quality. There can be no assurance that the FDA or other similar regulatory agency will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

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

We may not be successful in advancing the clinical development of our product candidates, including tipifarnib.*

In order to execute on our strategy of advancing the clinical development of our product candidates, we have designed our Phase 2 clinical trials of tipifarnib, and expect to design future clinical trials, to include patients whose tumors harbor the applicable molecular and/or genetic alterations that we believe contribute to or are associated with particular cancer subsets. Our goal in doing this is to enroll patients who have the highest probability of responding to the drug and to show early and statistically significant evidence of clinical efficacy. If we are unable to identify molecular or genetic alterations, or biomarkers, that are predictive of response to our product candidates, or we are unable to include patients whose tumors harbor the applicable genetic alterations in our clinical trials, or if our product candidates fail to work as we expect, our ability to assess the therapeutic effect, seek participation in FDA expedited review and approval programs, including Breakthrough Therapy, Fast Track Designation, Priority Review and Accelerated Approval, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised, resulting in longer development times, larger clinical trials and a reduced likelihood of obtaining regulatory approval. In addition, because the natural history of different tumor types is variable, we will need to study our product candidates, including tipifarnib, in clinical trials specific for a given tumor type and this may result in increased time and cost. Even if our product candidate demonstrates efficacy in a particular tumor type, we cannot guarantee that any product candidate, including tipifarnib, will behave similarly in all tumor types, and we will be required to obtain separate regulatory approvals for each tumor type we intend a product candidate to treat. If any of our clinical trials are unsuccessful, our business will suffer.

Preclinical and clinical testing of tipifarnib that has been conducted to date may not have been performed in compliance with applicable regulatory standards, which could lead to increased costs or material delays for their further development.*

We licensed the rights to develop our lead product candidate, tipifarnib, from Janssen in December 2014, and the development of tipifarnib prior to our license was conducted wholly by Janssen or any third parties with which it had contracted. As a result, we were not involved with nor did we have any control over any of those development activities. Because we had no input on Janssen’s development activities relating to tipifarnib, we may discover that all or certain elements of the clinical trials and studies or tipifarnib manufacturing activities it performed have not been in compliance with applicable regulatory standards or have otherwise been deficient, particularly relative to current requirements as development of tipifarnib began in the 1990’s. Any such deficiency in the prior development of tipifarnib may adversely affect our ability to obtain regulatory approval for tipifarnib.

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

We are currently evaluating KO-947 in a Phase 1 clinical trial in patients with non-hematological malignancies, and it is likely that there may be side effects associated with its use in humans. Any observed drug-related side effects could affect the ability of patients to tolerate potentially therapeutically effective doses of the drug, which in turn could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Additionally, if results of our clinical trials for tipifarnib, KO-947 or other product candidates reveal an unacceptable frequency and severity of serious adverse events or side effects, our trials could be suspended or terminated and the FDA or comparable foreign regulatory agencies could require us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Many compounds developed in the biopharmaceutical industry that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of those compounds. Any of these occurrences may significantly harm our business, financial condition and prospects.

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

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.*

As one of the central elements of our business strategy and clinical development approach, we seek to screen and identify subsets of patients with molecular or genetic alterations who may derive meaningful benefit from our product candidates. To achieve this, certain of our programs will require the development and commercialization of a companion diagnostic. We will rely on third party collaborators for development of companion diagnostics for use in clinical trials and, if successful, for commercialization of our product candidates. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. For example, for tipifarnib for the treatment of HRAS mutant HNSCC, we and our third party collaborators are working to develop and validate a qualitative polymerase chain reaction-based assay, or a PCR-based assay, to identify patients with HRAS mutant tumors, and to prepare and submit an investigational device exemption, or IDE, for use of the companion diagnostic in any future registration-enabling clinical trial we may conduct in this indication. In our ongoing Phase 2 clinical trial of tipifarnib in HRAS mutation HNSCC, patients are currently being enrolled based on information from the clinical sites on the patients’ tumor HRAS mutation status. Typically, this information is being obtained by the clinical sites from next-generation sequencing, or NGS, panels used by the site to characterize patients’ tumors. The results of NGS panels being currently used at our clinical sites may not be accurate or consistent across sites, and our development of tipifarnib or a companion diagnostic may be delayed or complicated by a change in assay methodology.

If the results of our other Phase 2 clinical trials of tipifarnib or our Phase 1 clinical trial of KO-947 are positive and we validate our biomarker hypotheses in those clinical trials, we plan to partner development and validation of companion diagnostic tests to aid in the selection of patients in any subsequent clinical trials we decide to pursue for those product candidates and to prepare and submit an IDE for use of the companion diagnostic in the clinical trials, when necessary. Any delay or failure by us or our third-party collaborators to develop or obtain IDE approval for use of companion diagnostics in our clinical trials could delay or prevent us from commencing or completing our clinical trials. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. To date, the FDA has required premarket approval of all companion diagnostics for cancer therapies. We and our third-party collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our product candidates. The approval of a companion diagnostic as part of the product label will limit the use of the product candidate to only those patients who express the specific genetic alteration it was developed to detect. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

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

Risks Related to Our Dependence on Third Parties

We rely on third-party contractors and organizations to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such clinical trials.*

We rely on third party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to support our pre-clinical development activities and conduct our clinical trials, including our ongoing Phase 2 clinical trials of tipifarnib, our Phase 1 clinical trial of KO-947 and any subsequent registration-enabling clinical trial of tipifarnib. These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we are required to enter into alternative arrangements, our product development activities would be delayed.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. For example, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In Congress, the U.S. House of Representatives passed ACA replacement legislation known as the American Health Care Act of 2017 in May 2017, which was not introduced in the Senate. More recently, the Senate Republicans have proposed multiple bills to repeal or repeal and replace portions of the ACA. Although none of these measures haves been enacted, Congress may consider other legislation to repeal or replace certain elements of the ACA. On October 12, 2017, President Trump signed another Executive Order directing certain federal agencies to propose regulations or guidelines to permit small businesses to form association health plans, expand the availability of short-term, limited duration insurance, and expand the use of health reimbursement arrangements, which may circumvent some of the requirements for health insurance mandated by the ACA. In addition, citing legal guidance from the U.S. Department of Justice, the U.S. Department of Health and Human Services has concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. While Congress is considering legislation to appropriate funds for CSR payments the future of that legislation is uncertain.

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

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain coverage and adequate reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.*

The availability and extent of coverage and reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. In addition, drug-pricing by pharmaceutical companies has come under increased scrutiny. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing by requiring drug companies to notify insurers and government regulators of price increases and provide an explanation of the reasons for the increase, reduce the out-of-pocket cost of prescription drugs, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. We expect to experience pricing pressures in connection with the sale of any of our product candidates, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market.

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

Our patent rights may not protect our patent protected products and product candidates if competitors devise ways of making products that compete with us without legally infringing our patent rights. For example, our patent rights in tipifarnib are limited in ways that affect our ability to exclude third parties from competing against us. In particular, the patent term for the composition of matter patents covering the active pharmaceutical ingredient, or API, of tipifarnib expired in the United States and countries in Europe in 2016. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. In July 2017, the U.S. Patent and Trademark Office, or U.S. PTO, issued us a patent directed to the use of tipifarnib in certain patients with HRAS mutant HNSCC. Although this patent is currently in force, there is no guarantee that a court would agree that the patent is valid or enforceable. Further, if a competitor were to develop tipifarnib for use in an indication other than that claimed by the patent, we would not be able to prevent them from marketing tipifarnib in the United States or other jurisdictions based on the patent. We are pursuing additional U.S. and foreign method of use patents for tipifarnib, however there is no guarantee that any such patents will be granted. In April 2017, the U.S. PTO issued us a patent covering the composition of matter of KO-947 and certain structurally related compounds, and methods of using the compounds for the treatment of cancers. We are pursuing additional U.S. and foreign patents for KO-947, however there is no guarantee that any such patents will be granted. Patent term extension may be available in the United States to account for regulatory delays in obtaining human marketing approval for a product candidate; however, only one patent may be extended per marketed compound. Under our license agreement with Janssen, we and Janssen agree to cooperate in obtaining available patent term extensions. We and Janssen may not reach agreement and no patent term extension may be obtained. Additionally, the applicable authorities, including the U.S. PTO and the FDA, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to patents, or may grant more limited extensions than requested. If this occurs, our competitors who obtain the requisite regulatory approval can offer products with the same API as tipifarnib so long as the competitors do not infringe any method of use patents that we may hold. Competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

Risks Related to Employee Matters, Managing Growth and Macroeconomic Conditions

We currently have a limited number of employees, are highly dependent on our Chief Executive Officer and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are an early-stage clinical development company with a limited operating history, and, as of September 30, 2017, we had only 30 employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, Antonio Gualberto, M.D., Ph.D., our Chief Medical Officer, and Pingda Ren, Ph.D., our Senior Vice President, Chemistry and Pharmaceutical Sciences, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Additionally, Dr. Wilson currently also serves as President and Chief Executive Officer of Avidity Biosciences, LLC. As a result, Dr. Wilson is not able to devote all of his business time and attention to our business. Conflicts may arise in the future if there are competing demands on Dr. Wilson’s time and attention and our business may be harmed as a result.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “KURA” since November 5, 2015. From September 16, 2015 through November 4, 2015, our common stock was quoted for trading on the OTC Markets—OTCQB tier, or OTCQB, in very limited volume under the symbol “KURO.” Prior to September 16, 2015, our common stock was not publicly-traded. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 until September 30, 2017, were $15.30 and $2.50, respectively. The high and low bid quotations per share of our common stock as reported by the OTCQB during the period from September 16, 2015 through November 4, 2015 were $25.00 and $10.00, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on the Nasdaq Global Select Market or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders or the perception that such sales could occur could cause the market price of our common stock to decline. In January 2017, we entered into an ATM facility with Cowen, under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $25.0 million. As of November 3, 2017, we have sold 14,300 shares of our common stock under the ATM facility for gross proceeds of $0.2 million.

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of September 30, 2017, we had 579,159 shares of common stock reserved for future issuance under our 2014 Plan and options to purchase up to an aggregate of 2,171,663 shares of common stock outstanding. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1 of each year by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2017, an automatic increase pursuant to the 2014 Plan occurred, resulting in 854,709 additional shares available for future grant under the 2014 Plan. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of September 30, 2017, we had 238,705 shares of common stock reserved for future issuance under our ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2016, the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in January 2017.

In addition, warrants to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share are outstanding as of September 30, 2017.

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

Our ability to use our net operating tax loss carryforwards and certain other tax attributes may be limited.*

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of our March 2015 private placement, November 2015 public offering and August 2017 public offering, and other transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal and state taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Agreement and Plan of Merger, dated March 6, 2015, by and among the Registrant, Kura Operations, Inc. and Kura Oncology, Inc.		8-K (Exhibit 2.1)	3/12/2015	000-53058

2.2	Agreement and Plan of Merger, dated March 6, 2015, by and between the Registrant and Kura Oncology, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	3/12/2015	000-53058

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Registration Rights Agreement, dated as of March 6, 2015, by and among Kura Oncology, Inc. and the Investors listed on Schedule A thereto.		8-K (Exhibit 4.2)	3/12/2015	000-53058

4.3	Warrant to Purchase Stock by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

10.1	Second Amendment to Loan and Security Agreement, dated October 12, 2017, by and between the Registrant, Oxford Finance LLC and Silicon Valley Bank.	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kura Oncology, Inc.
A Delaware corporation

Date: November 7, 2017	By: /s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2017	By: /s/ Heidi Henson
Heidi Henson
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)