Form 10-K
period 2017-12-31
Kura Oncology, Inc.
filed 2018-03-12
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting of common equity held by non-affiliates of the registrant was approximately $157.1 million as of June 30, 2017 based on the closing price of $9.30 as reported on the Nasdaq Global Select Market on such date. Shares of the registrant’s common stock held by executive officers, directors, and their affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 9, 2018 was 33,353,809.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant's 2018 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2017.

KURA ONCOLOGY, INC.

ii

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements reflect our beliefs and opinions on the relevant subject and are based upon information available to us as of the date of this Annual Report. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on information that may be limited or incomplete, our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements. The sections in this Annual Report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this Annual Report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

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

Our lead product candidate, tipifarnib, is a potent, selective and orally bioavailable inhibitor of farnesyl transferase. Tipifarnib was previously studied in more than 5,000 cancer patients and demonstrated compelling and durable anti-cancer activity in certain patients with a manageable side effect profile. We are currently evaluating tipifarnib in multiple solid tumor and hematologic indications.

Our most advanced solid tumor indication is in patients with head and neck squamous cell carcinomas, or HNSCC, that carry mutations in the HRAS gene. In September 2017, we announced that our Phase 2 clinical trial of tipifarnib in patients with HRAS mutant HNSCC achieved its primary efficacy endpoint prior to the completion of enrollment. The clinical trial protocol required four confirmed, partial responses, per Response Evaluation Criteria in Solid Tumors version 1.1, or RECIST 1.1, criteria, out of 18 patients to meet its primary endpoint. Four confirmed, partial responses were observed among the first six evaluable HNSCC patients enrolled in the clinical trial. Updated data from the Phase 2 clinical trial were presented at the Multidisciplinary Head and Neck Cancers Symposium in February 2018, showing five confirmed partial responses among the first six evaluable HNSCC patients enrolled in the trial. In addition, objective responses greater than 18 months in duration were observed in two patients. All patients joined the study upon progression on prior therapy, including chemotherapy, cetuximab and immune therapy.

We are continuing to enroll HRAS mutant HNSCC patients in the ongoing Phase 2 clinical trial and have expanded the trial to include a cohort of patients with other HRAS mutant squamous cell carcinomas, including patients with squamous cutaneous cancers, and squamous non-small cell lung cancer, or Sq-NSCLC. Based on the positive results observed to date in our ongoing Phase 2 study, and following feedback from the United States Food and Drug Administration, or the FDA, and other regulatory authorities, we are preparing to initiate a potentially registration-enabling Phase 2 clinical trial of tipifarnib in patients with HRAS mutant HNSCC in the second half of 2018.

In addition to our tipifarnib development program in solid tumors, we have identified potential biomarkers of activity for tipifarnib in hematologic malignancies, including: peripheral T-cell lymphomas, or PTCL; myelodysplastic syndromes, or MDS; acute myeloid leukemia, or AML; and chronic myelomonocytic leukemia, or CMML. These potential biomarkers include CXCL12 pathway biomarkers and markers of bone marrow homing. We continue to conduct our ongoing Phase 2 clinical trials with the goal of confirming the clinical activity of tipifarnib in these hematologic malignancies, validating our biomarker hypotheses and optimizing dose and schedule for each disease to build a data package supporting advancement to future pivotal studies.

Our second product candidate is KO-947, a potent and selective small molecule inhibitor of extracellular signal related kinase, or ERK, which we are advancing as a potential treatment for patients with tumors that have mutations in, or other dysregulation of, the mitogen-activated protein kinase, or MAPK, signaling pathway. Our preclinical data suggest that KO-947 has anti-tumor activity in KRAS- or BRAF-mutant adenocarcinomas as well as squamous cell carcinomas. Our Phase 1 clinical trial of KO-947 in patients with locally advanced unresectable or metastatic, relapsed and/or refractory, non-hematological malignancies is ongoing, with the goal to assess the safety profile of KO-947 and identify a recommended dose and schedule that would permit KO-947 to be evaluated in a Phase 2 study in a patient population selected for potential clinical activity based on potential biomarkers we have identified in our preclinical studies.

Our third program is focused on KO-539, a potent and selective small molecule inhibitor of the menin-mixed lineage leukemia, or menin-MLL, protein-protein interaction. Although KO-539 was originally designed as a potential therapy for MLL-rearranged leukemias, we have generated preclinical data that support the potential anti-tumor activity of KO-539 in additional, genetically-defined subsets of acute leukemia, including those with oncogenic driver mutations in NPM1 and DNMT3A. We estimate that, together with the mixed lineage leukemias, these mutations represent approximately half of diagnosed cases of AML.

Unless the context requires otherwise, references in this Annual Report to “we,” “us” and “our” refer to Kura Oncology, Inc., a private Delaware corporation incorporated in the State of Delaware in August 2014, for the periods prior to our reverse merger transaction which took place on March 6, 2015, or the Merger, and Kura Oncology, Inc., a Delaware corporation incorporated in November 2007 and formerly known as Zeta Acquisition Corp. III, for the periods following the Merger.

Strategy

Our strategy is to discover, acquire, develop and commercialize innovative anti-cancer agents in oncology indications with significant unmet medical need and attractive commercial potential. The key components of our strategy include the following:

•	Focus on developing novel, small molecule product candidates for the treatment for cancer;
•	Identify molecular or genetic characteristics of patient tumors to identify patients more likely to benefit from our product candidates;
•	Leverage clinical and pathology trends towards comprehensive tumor profiling and the use of companion diagnostics;
•	Prioritize development of tipifarnib in clinical indications of high unmet need where improved outcomes are associated with specific biomarkers;
•	Advance our programs through a combination of internal development and strategic partnerships;
•	Maintain significant development and commercial rights to our product candidates; and
•	Build a sustainable product pipeline.

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

A pioneering example of a precision medicine in cancer was the development of small molecule inhibitors against epidermal growth factor receptor, or EGFR, in patients with advanced lung cancer. Patients with EGFR mutations treated with EGFR inhibitors have a response rate in the 65% range, as opposed to a response rate of approximately 10% in unselected lung patients. Erlotinib (Tarceva®) was approved in the United States as a first-line treatment for patients with NSCLC characterized by EGFR mutations. Other examples of approved agents developed using precision medicine approaches include ALK inhibitors, BCR-ABL inhibitors and BRAF inhibitors.

Precision medicine has a several advantages over traditional drug development. We believe evidence-based selection of patients who are more likely to respond to a targeted therapy based on tumor biology provides the potential for: higher translatability from preclinical to clinical studies; increased overall response rates, requiring fewer patients for clinical development; and expedited clinical development in areas of high unmet need. We believe the precision medicine approach has the potential for more efficient drug development with reduced risks, costs and timelines. However, achieving success through a precision medicine approach is predicated on a thorough understanding of tumor biology and the mechanism of action of the product candidate. To develop this understanding, we have conducted extensive translational research on each of our programs.

Our Approach to Development of Precision Medicines in Oncology

Translational research is the practice of synthesizing our knowledge of basic research, preclinical and clinical data to develop a “bench-to-bedside” understanding of the potential of our product candidates, and it is the principal methodology we utilize to guide our precision medicine approach. We evaluate our product candidates through both in vitro and in vivo experiments to evaluate their potential as therapeutics. One of the tools we employ are patient-derived xenograft, or PDX, models. PDX models mostly retain the principal histologic and genetic characteristics of their donor tumor and have been shown in many instances to be predictive of clinical outcomes and are increasingly being used for preclinical drug evaluation, biomarker identification, biologic studies and personalized medicine strategies. We evaluate our product candidates in preclinical PDX studies seeking to corroborate clinical data and in our preclinical programs to identify and prioritize potential clinical indications.

Because we often target molecular and/or genetic alterations that are detectable, companion diagnostic tests can be developed to identify these alterations. Once we have identified a target, we will initially use existing diagnostic tools, such as next-generation sequencing, or NGS, to identify patient subsets that we believe will derive increased benefit from our product candidates. As we advance our product candidates clinically and determine the most important screening criteria, we intend to develop companion diagnostics as appropriate, with the help of technology partners, to seek to identify patients, and if our clinical development programs are successful, to support the potential registration and marketing of our product candidates.

Our clinical development strategy employs a disciplined approach designed to identify response signals early in development and reduce development risks. Based upon the data from our preclinical studies as well as any data from any third-party preclinical and clinical data, we seek to evaluate our product candidates in well-defined patient populations and believe this gives us a higher likelihood of demonstrating a clinical benefit. This approach is intended to allow for early insight into the therapeutic potential of a product candidate and the possibility for rapid clinical development and expedited regulatory strategies.

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

Clinical Programs and Pipeline

Tipifarnib —An Oral Farnesyl Transferase Inhibitor

Overview

Tipifarnib is a new chemical entity, or NCE, and a member of a class of product candidates called farnesyl transferase inhibitors, or FTIs. We in-licensed tipifarnib from Janssen Pharmaceutica NV, or Janssen, an affiliate of Johnson & Johnson, in December 2014. Previously, tipifarnib was studied in more than 5,000 oncology patients in more than 70 clinical trials and was observed to be generally well tolerated with a manageable side effect profile as a single agent. Although tipifarnib has a well-established safety profile and has demonstrated compelling and durable anti-cancer activity in certain patients, its activity has not been sufficient in any prior clinical trial to support marketing approval by the FDA. However, clinical and preclinical data suggest that, in certain selected patient populations, tipifarnib has the potential to provide significant benefit to cancer patients with limited treatment options. We have worldwide rights to tipifarnib in all indications other than virology.

Protein Farnesylation and Tipifarnib

Tipifarnib is a potent and selective inhibitor of protein farnesylation. Certain cellular proteins must associate with the intracellular membrane to function. One of the mechanisms by which proteins are associated with the inner cell membrane is farnesylation, which modifies the protein by attaching a farnesyl group. Another, related mechanism of attachment of proteins to the membrane is protein geranylgeranylation, which is attachment of a geranylgeranyl group to the protein. Protein farnesylation and protein geranylgeranylation, collectively called protein prenylation, cause intracellular proteins to become anchored to the inside of the cell membrane due to the hydrophobic nature of the farnesyl and geranylgeranyl groups.

The enzyme that catalyzes the attachment of the farnesyl groups to proteins is called farnesyl transferase. Small molecule inhibitors of the farnesyl transferase enzyme have been discovered, and several inhibitors including tipifarnib have been evaluated in human clinical trials. The small molecule inhibitors are commonly referred to as FTIs. Many proteins involved in cellular signaling undergo prenylation because they must be associated with other proteins at the inner cellular membrane of the tumor cell to function properly. Treatment of tumors with FTIs results in the reversal of several hallmarks of cancer, including mitotic arrest, induction of apoptosis, growth inhibition, invasion, angiogenesis and tumor growth, as well as induction of tumor regression in animal models.

Among the hundreds of proteins estimated to be prenylated, some are either exclusively farnesylated or geranylgeranylated; some are both farnesylated and geranylgeranylated, and others are naturally farnesylated but become geranylgeranylated, when the farnesyl transferase enzyme is inhibited. HRAS is an example of a protein that is exclusively farnesylated while KRAS and NRAS are two proteins that are naturally farnesylated but may become geranylgeranylated upon treatment with FTIs.

Solid Tumors with HRAS Mutations

Retrovirus-associated DNA sequences, or RAS, is a family of membrane-associated proteins that are involved in regulating cell division in response to growth factor stimulation. HRAS is a member of the RAS family, which includes the other proto-oncogenes: KRAS and NRAS. Collectively, the three RAS genes constitute one of the most frequently mutated families of oncogenes in human cancers. Although HRAS mutations are less common overall relative to KRAS and NRAS mutations in human cancers, they have a higher prevalence in cancers of the upper digestive tract, skin, thyroid and urinary bladder.

The HRAS protein is involved in regulating cell division in response to growth factor stimulation. Growth factors act by binding cell surface receptors that span the cell’s plasma membrane. Once activated, receptors stimulate signal transduction events in the cytoplasm, a process by which proteins and second messengers relay signals from outside the cell to the cell nucleus and instruct the cell to grow or divide. HRAS is localized in the plasma membrane, and it is an early player in many signal transduction pathways. HRAS acts as a molecular on/off switch – once HRAS is turned “on” it recruits and activates proteins necessary for the propagation of the receptor’s signal. In certain tumors, mutations in HRAS or its upstream regulators cause HRAS to be permanently “on,” resulting in persistent activation of downstream growth and proliferation signals that drive tumor cell growth. FTIs work to prevent the aberrant growth and proliferation of cells that are dependent on these signaling pathways by inhibiting protein farnesylation and subsequent membrane localization of HRAS, thereby switching HRAS “off.” HRAS membrane localization is solely dependent on protein farnesylation, and therefore we believe that tipifarnib has the potential for the treatment of HRAS mutant solid tumors.

HNSCC is one of a number of different types of cancer that arises from squamous cells. Squamous cells are found in the outer layer of skin and in the mucous membranes, which are the moist tissues that line body cavities such as the airways and intestines. HNSCC develops in the mucous membranes of the mouth, nose, and throat and is classified by its location. HNSCC is caused by a variety of factors that can alter the DNA in cells. The strongest risk factors for developing this form of cancer are tobacco use, including smoking or using chewing tobacco, and heavy alcohol consumption. In addition, infection with certain strains of human papillomavirus, or HPV, is linked to the development of HNSCC. HPV infection is one of the factors that accounts for the increasing incidence of HNSCC among younger people.

Another type of cancer that can result from squamous cells is NSCLC. Sq-NSCLC begins in the tissue that lines the air passages in the lungs and are most often located centrally in the larger bronchi that join the trachea to the lung. Since it tends to be located near the large airways, Sq-NSCLC often causes symptoms earlier than other forms of lung cancer. Sq-NSCLC is more common in men and is more closely correlated with a history of tobacco smoking than most other types of lung cancer.

Clinical Development of Tipifarnib in HRAS Mutant Solid Tumors

Phase 2 Clinical Trial. We initiated a Phase 2 clinical trial in May 2015 to test the hypothesis whether tipifarnib could be used as a treatment for advanced tumors with a documented HRAS mutation. We designed this clinical trial based on our preclinical data which demonstrated that tipifarnib inhibits HRAS mutant cell proliferation and HRAS tumor growth in mouse models. The clinical trial was originally designed to enroll two cohorts of 18 patients each. Under this design, if more than one response is observed in a cohort after the first 11 evaluable patients (stage 1), seven additional subjects are enrolled (stage 2). If one or no objective response is observed in a cohort, the cohort is closed to further enrollment. The clinical trial is considered positive if at least four responses are observed in a cohort (out of 18 subjects). The primary endpoint is objective response rate, and tumor response assessments are conducted according to RECIST 1.1 criteria (confirmation of response is required).

Cohort 1 enrolled patients with malignant thyroid tumors with HRAS mutations, independently of thyroid histology. Ten evaluable patients have been enrolled in Stage 1 of Cohort 1. Although evidence of prolonged disease stabilization has been observed in several patients, we have seen no objective responses within the first stage of the thyroid cohort and the cohort has been closed to further enrollment.

Cohort 2 was initially designed to enroll any patient with a non-hematological HRAS mutant tumor other than thyroid cancer who meets the eligibility criteria. In March 2017, we presented data from stage 1 of this trial at the 15th International Congress on Targeted Anticancer Therapies, including data from a small cohort of three patients with HRAS mutant HNSCC. We reported that, among the three patients with HRAS mutant HNSCC treated with tipifarnib, we had observed two patients with confirmed partial responses. Based upon these data, we amended the clinical trial protocol to focus enrollment in Cohort 2 entirely on patients with HRAS mutant HNSCC.

In September 2017, we reported that our Phase 2 clinical trial of tipifarnib in patients with HRAS mutant HNSCC achieved its primary efficacy endpoint with four confirmed, partial responses among the first six evaluable HNSCC patients enrolled in the trial. Updated data were reported in February 2018, at the 2018 Multidisciplinary Head and Neck Cancers Symposium. Nine patients with HRAS mutant HNSCC had been enrolled in the Phase 2 trial as of the February 8, 2018 data cutoff date. Five out of the six evaluable patients achieved a confirmed, partial response as defined by standard RECIST criteria, including durable responses of more than 18 months in two patients. The sixth evaluable patient experienced tumor shrinkage and prolonged disease stabilization. Three additional patients were enrolled since the last trial update in October 2017, however, none of the three additional patients was evaluable as of the February 8, 2018 data cutoff date; one patient passed away shortly after joining the study, one withdrew consent and one had not yet reached on-treatment disease assessment. All patients joined the trial upon progression from at least one line of therapy, including chemotherapy, cetuximab or immune therapy, with patients having experienced a median of two prior therapies (range, 1-4). Tipifarnib was generally well tolerated. The most common treatment-related adverse events (grade ≥ 3) were anemia (33.3%), nausea (22.2%), neutropenia, vomiting and decreased appetite (11.1% each). Our clinical and preclinical data suggest that, among cancers with HRAS mutations, squamous cell tumors, such as HNSCC and Sq-NSCLC, are sensitive tumors to treatment with tipifarnib, and as demonstrated from our Phase 2 HNSCC data, treatment with tipifarnib can, in some patients, produce durable responses. Following the achievement of the primary efficacy endpoint in our ongoing Phase 2 trial, we further amended the clinical trial protocol to add a third cohort with patients having HRAS mutant squamous cell carcinomas other than HRAS mutant HNSCC.

Phase 2 Non-Treatment Study - SEQ-HN. We are initiating a multi-center, global, case-control study, which we call SEQ-HN, to determine the treatment outcomes of patients with recurrent or metastatic HNSCC with HRAS mutations. The primary objective of this study is to determine the objective response rate of first-line therapy in patients with HNSCC that carry HRAS mutations compared to those without a known HRAS mutation. In addition, this screening and outcomes study is expected to enable the identification of patients with HRAS mutations for potential enrollment into our ongoing Phase 2 study or, upon initiation, our potentially registration-enabling Phase 2 clinical trial of tipifarnib in patients with HRAS mutant HNSCC. We anticipate initiating the SEQ-HN study in the first half of 2018.

Potentially Registration-Enabling Phase 2 Clinical Trial in Patients with HRAS Mutant HNSCC – AIM-HN. Based on the positive results observed to date in our ongoing Phase 2 trial in patients with HRAS mutant HNSCC, and following feedback from the FDA and other regulatory authorities, we are planning to initiate a registration-directed Phase 2 clinical trial, in patients with HRAS mutant HNSCC, in the second half of 2018. The trial, which we call AIM-HN, will be a global, multicenter, open label, single-arm study of at least 59 patients with recurrent or metastatic HRAS mutant HNSCC. Eligible patients may include: patients who have progressed following platinum containing therapy; patients who have progressed following platinum containing therapy and additional lines of therapy, such as immune therapy; first-line patients with tumor progression or recurrence within six months of systemic platinum containing therapy in the adjuvant or primary setting (i.e. after surgery or chemotherapy-radiation for primary disease); and, subject to further input from the FDA following submission of the final protocol, patients who have progressed following first-line treatment with a non-platinum containing therapy. The primary endpoint of the AIM-HN trial will be objective response rate as determined using RECIST 1.1 criteria and as determined by independent radiological review. Inclusion in the study will require confirmation of HRAS mutation. In the minutes from our recent End of Phase 2 meeting, the FDA stated that the AIM-HN trial as currently designed, may be adequate to support an NDA seeking accelerated approval. The FDA further noted that the issue should be revisited at the time of a pre-NDA meeting.

Investigator-Sponsored Trials in HRAS Mutant Solid Tumors. In addition to our company-sponsored clinical trials in HRAS mutant solid tumors, a Phase 2 investigator-sponsored clinical trial of tipifarnib for the treatment of advanced, previously treated urothelial carcinomas that carry HRAS mutations, is ongoing. This clinical trial is sponsored by the Samsung Medical Center in Korea and is designed to enroll at least 18 patients. The primary endpoint of this clinical trial is objective response rate, and secondary endpoints include progression-free survival, duration of response and safety.

We also anticipate that a Phase 2 investigator-sponsored clinical trial of tipifarnib for the treatment of HRAS mutant Sq-NSCLC will be initiated in 2018. This clinical trial will be sponsored by the Spanish Lung Cancer Group and will be designed to enroll at least 18 patients. The primary endpoint of this clinical trial will be objective response rate, and secondary endpoints will include progression-free survival, duration of response and safety.

Companion Diagnostics in HRAS Mutant Solid Tumors. Patients are currently being enrolled in the ongoing Phase 2 HRAS mutant tumor clinical trial based either upon information from the clinical sites on the patients’ tumor HRAS mutation status or upon this information obtained from third-party laboratories who conduct genetic screening on patient samples for the clinical sites. For our planned AIM-HN clinical trial, we are collaborating with third parties for the development and validation of a companion diagnostic test to aid in the selection of patients with HRAS mutant tumors and to prepare and submit an investigational device exemption, or IDE, for use of the assay in such clinical trial. We currently expect that the companion diagnostic test will be a qualitative polymerase chain reaction, or qPCR, -based assay. A qPCR-based assay would be technically similar to the qPCR-based assay already developed and approved by the FDA for detection of mutations in the KRAS gene. We expect that regulatory approval of tipifarnib as a treatment for patients with HRAS mutant tumors will require FDA approval of an HRAS assay in the form of a companion diagnostic test that has been validated for accuracy, precision and reproducibility.

Clinical Development of Tipifarnib in Hematologic Malignancies

We are evaluating the potential utility of tipifarnib in several hematologic malignancies, including PTCL, MDS, AML and CMML and have ongoing Phase 2 clinical trials in PTCL, MDS and CMML. Our interest in these indications stems, in part, from prior clinical data obtained by Janssen or independent investigators, which demonstrated that tipifarnib can drive meaningful clinical benefit, including examples of objective responses, and in some cases complete responses. However, although tipifarnib demonstrated evidence of clinical activity in certain patients with hematologic malignancies, including AML, MDS and PTCL, no molecular mechanism of action was identified at that time that could explain its activity in those patient populations or allow for a strategy to permit the identification and enrollment of patients most likely to benefit from treatment with tipifarnib.

In June 2017, we presented preliminary results from our ongoing Phase 2 clinical trial of tipifarnib in PTCL, including the identification of the CXCL12 pathway as a potential therapeutic target of tipifarnib. CXCL12 is a chemokine that is secreted in large amounts by lymph nodes, bone marrow stroma, liver, and lung, and plays key roles in tumor invasion, bone marrow homing and site of metastasis. Among its multiple functions, CXCL12 is essential for homing of myeloid cells to the bone marrow and lymphoid cells to lymph nodes and other organs. Based on our initial observations of the role of CXCL12 as a potential biomarker of clinical activity in PTCL, we began to investigate the role of the CXCL12 pathway in other hematologic malignancies.

In December 2017, at the American Society of Hematology Annual Meeting and Exposition, or ASH meeting, we also presented new findings that identified activation of CXCL12 pathway as measured by the ratio of CXCR4/CXCR2 gene expression and bone marrow homing of myeloid cells as potential biomarkers of tipifarnib activity in certain hematologic malignancies. CXCR4 is a receptor for CXCL12, and CXCR4 and CXCR2 are myeloid receptors that regulate bone marrow homing and mobilization of myeloid cells, respectively. The results were obtained by analyzing data from previous clinical trials of tipifarnib in AML and MDS as well as data from our ongoing Phase 2 clinical trial of tipifarnib in CMML.

Although our analyses of gene expression from prior Janssen AML trials and data from our Phase 2 clinical trials in PTCL and CMML were conducted on a retrospective basis, we believe that data from these clinical trials all implicate the CXCL12 pathway in the activity of tipifarnib. Moreover, when we retrospectively stratify the patients on the basis of activation markers of the CXCL12 pathway, we observe clinical benefit that is consistent across different endpoints, treatment settings and indications. We are now prospectively investigating this pathway and the role of bone marrow homing as potential biomarkers of activity for tipifarnib in our ongoing Phase 2 clinical trials of tipifarnib in various hematologic malignancies.

Peripheral T-Cell Lymphoma

Lymphoma is the most common blood cancer. The two main forms of lymphoma are Hodgkin’s lymphoma, or HL, and Non-Hodgkin’s lymphoma, or NHL. PTCL consists of a group of rare and usually aggressive (fast-growing) NHLs that develop from mature T-cells. PTCLs are sub-classified into various subtypes, each of which are typically considered to be separate diseases based on their distinct clinical differences. Most of these subtypes are rare; the three most common subtypes are PTCL not otherwise specified, or PTCL-NOS, angioimmunoblastic T-cell lymphoma, or AITL, and anaplastic large-cell lymphoma, or ALCL, that collectively account for approximately 70% of all cases of PTCL in the United States.

Phase 2 Clinical Trial in PTCL. We initiated a Phase 2 clinical trial in September 2015 to evaluate the hypothesis that tipifarnib can be used as a treatment for relapsed or refractory PTCL. The Phase 2 clinical trial was initially designed to investigate the anti-tumor activity of tipifarnib in 18 patients with advanced PTCL. The primary endpoint is objective response rate, and tumor response assessments are conducted according to the International Workshop Criteria for the assessment of responses in lymphoma.

In December 2017, we reported updated, preliminary data from our Phase 2 clinical trial of tipifarnib in an unselected population of patients with PTCL at the ASH meeting. The results of the study, which was conducted in patients having a median of four prior lines of therapy, showed that patients having elevated levels of CXCL12 gene expression and/or a reference nucleotide in a single nucleotide polymorphism, or SNP, of the non-coding region of the CXCL12 gene, or 3UTR, had a higher rate of clinical benefit in terms of objective response rate and progression free survival in this advanced patient population. Patients with AITL expressed high levels of CXCL12. Based upon these observations, we are now enrolling two expansion cohorts in PTCL patients, the first in patients with AITL histology, and the second in patients with other PTCL histologies who express CXCL12 reference 3UTR SNP sequences, as we seek to verify the initial observations and validate CXCL12 as a biomarker.

Myelodysplastic Syndromes

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

Based on our observations in PTCL, we have been evaluating the CXCL12 pathway as a potential therapeutic target of tipifarnib in MDS. Our retrospective analysis of prior Janssen clinical data in patients with MDS identified that patients with neutropenia at study entry represented a group that derived greater clinical benefit from tipifarnib relative to patients who were not neutropenic at study entry. The clinical relevance of neutropenia to the CXCL12 pathway is that patients with activation of the CXCL12 pathway have higher rates of neutropenia. We hypothesized that the observation of isolated neutropenia, or neutropenia without myelosuppression, could be employed as a surrogate marker of high CXCL12 pathway activity in the bone marrow, and consequently, enhanced sensitivity to tipifarnib.

Phase 2 Clinical Trial in MDS. Our ongoing Phase 2 clinical trial in patients with MDS of any risk group, is evaluating prospectively whether neutropenia at study entry could enrich for responses to tipifarnib. We are enrolling two cohorts of up to 18 patients, each with a two-stage design. The primary endpoint is objective response. The trial is enrolling patients who have failed up to two prior therapies. Two responses are needed to move to the second stage of each cohort, and the trial is positive with four or more responses in either cohort. We are also evaluating CXCL12 pathway markers in MDS patients to determine whether they could be of utility for patient selection.

Chronic Myelomonocytic Leukemia

CMML is a disorder of bone marrow stem cells in which an increase in white blood cells, or monocytosis, is a defining feature. The clinical presentation of CMML varies from predominantly myelodysplastic, an ineffective production of blood cells, to predominantly myeloproliferative, an overproduction of blood cells.

Phase 2 Clinical Trial in CMML. We initiated a Phase 2 clinical trial of tipifarnib in CMML in October 2016, designed to evaluate the anti-tumor activity of tipifarnib in CMML. We have identified potential biomarkers that could be predictive of response to tipifarnib in CMML patients. Two of these potential biomarkers are the proto-oncogenes, NRAS and KRAS. Mutations in NRAS or KRAS are present in approximately 30% of CMML patients. We have hypothesized that patients with NRAS mutant CMML will be less sensitive to treatment with tipifarnib relative to patients with the wild-type NRAS because NRAS will remain a driver of the disease even upon treatment with tipifarnib. We have retrospectively stratified patients based on RAS mutational status in our ongoing Phase 2 clinical trial.

In December 2017, we reported positive, preliminary results from our Phase 2 clinical trial of tipifarnib in CMML at the ASH meeting. As of the data cutoff date of November 7, 2017, all nine evaluable patients in the study with KRAS or NRAS wild-type CMML had achieved stable disease or better, including three objective responses as assessed using the MDS/myeloproliferative neoplasia, or MPN, International Working Group criteria. The primary objective of the study was met with an overall response rate of 33% in patients with KRAS and NRAS wild-type CMML. The study enrolled 24 patients of whom 16 were evaluable for response as of the data cutoff date. Nine patients had tumors with KRAS and NRAS wild-type status and seven patients had RAS mutant tumors.

Although the signal observed in RAS wild-type patients is encouraging, we continue to evaluate other potential biomarkers of activity. Based upon the results of our PTCL trial in which we identified CXCL12 pathway as a potential therapeutic target for tipifarnib, we are also evaluating potential biomarkers of the activation of the CXCL12 pathway in the patients in our ongoing Phase 2 trial in CMML. Additionally, based on our initial findings that identified the ratio of CXCR4/CXCR2 gene expression and bone marrow homing of myeloid cells as potential biomarkers of tipifarnib activity in certain hematologic malignancies, we are amending this Phase 2 clinical trial to select or stratify patients with MDS/MPN overlap syndrome, which includes CMML, or with AML, based on the expression level of CXCR gene family markers, and markers of bone marrow homing.

Acute Myeloid Leukemia

AML is a type of cancer in which the bone marrow makes abnormal myeloblasts (a type of white blood cell), red blood cells or platelets. In prior clinical studies conducted by Janssen and independent investigators, tipifarnib has demonstrated clinical responses in adults with refractory and relapsed AML and in older adults with newly diagnosed poor-risk AML. However, the activity of tipifarnib in those studies was not sufficient to support registration of tipifarnib. Our analyses of data from prior clinical trials sponsored by Janssen and others in AML and MDS, as well as data from our ongoing clinical trial in CMML, has identified activation of the CXCL12 pathway, as measured by the ratio of CXCR4/CXCR2 gene expression and bone marrow homing of myeloid cells, as a potential biomarkers of tipifarnib activity in patients with AML. With our amendment of our Phase 2 clinical trial in patients with CMML to include a cohort of relapsed and/or refractory AML patients with elevated levels of potential CXCL12 pathway biomarkers, our goal is to validate the utility of CXCL12 pathway biomarkers as a strategy for patient enrichment in relapsed/refractory AML. We anticipate initiating enrollment in this AML cohort in the second half of 2018.

Companion Diagnostics for Tipifarnib in Hematologic Malignancies

If the results of any of our ongoing Phase 2 clinical trials in hematologic malignances are positive, and any of our potential biomarkers, such as the presence or absence of the SNP in the CXCL12 gene in PTCL patients or the ratio of expression of the CXCR4/CXCR2 genes in the MDS and CMML studies, are shown to be predictive of response to tipifarnib, we would expect to partner development and validation of a companion diagnostic test to aid in the selection of patients in subsequent clinical trials of tipifarnib in the respective patient population(s). Genetic assays detecting the presence or absence of certain of these genes and markers are already commercially available.

Registration Strategy for Tipifarnib in Hematologic Malignancies

The objective of our ongoing Phase 2 clinical trials of tipifarnib in hematologic malignancies is to confirm the clinical activity of tipifarnib, validate biomarker hypotheses and optimize dose and schedule for each disease to inform whether to proceed to registration-enabling studies. For each disease indication, we plan to evaluate a number of criteria in determining whether to advance tipifarnib. These criteria include: biomarker validation, evidence of durable, clinical benefit, potential for rapid clinical development, potential to move into earlier lines of therapy, the potential for patent and regulatory exclusivity and the commercial potential. We anticipate we will have additional clinical data in hematological malignancies in the second half of 2018. Our goal is to demonstrate proof-of-concept in one or more disease indications by the end of 2018.

ERK Inhibitor Program

Overview

We are advancing KO-947, a small molecule inhibitor of ERK, as a potential treatment for patients with tumors that have dysregulated activity due to mutations or other mechanisms in the MAPK pathway, including lung cancers, colorectal cancers and pancreatic cancers. We dosed the first patient in our Phase 1 clinical trial of KO-947 in April 2017. We acquired KO-947 from Araxes Pharma LLC, or Araxes, a private biopharmaceutical company.

Preclinical Data for KO-947

KO-947, demonstrates potent inhibition of the ERK kinase and high selectivity relative to a panel of approximately 400 kinases. KO-947 also demonstrates prolonged inhibition of the MAPK pathway in vivo. Following a single dose in vivo, KO-947 demonstrated a near complete inhibition of MAPK pathway signaling for more than 72 hours. The prolonged inhibition of the pathway supports the potential for intermittent dosing schedules.

KO-947 has been evaluated in a panel of more than 200 different PDX models comprising 20 different clinical indications, utilizing intermittent dosing, to identify and prioritize potential lead clinical indications. Preclinical data presented at the American Association for Cancer Research, or AACR, Annual Meeting in April 2017 showed that KO-947 demonstrated robust and durable activity, including tumor regressions, in lung, colorectal and pancreatic tumors harboring KRAS and BRAF mutations and in squamous cell carcinomas of the head and neck and esophagus and lacking mutations in the MAPK pathway. In each of these subsets of tumors characterized by mutation or dysregulation of the MAPK pathway, KO-947 demonstrated response rates of greater than 50%. Through our preclinical studies, we have identified potential development opportunities including KRAS and BRAF mutant cancers and squamous cell carcinomas. In addition, we have identified potential biomarkers to enable patient selection strategies for clinical development.

Phase 1 Clinical Trial of KO-947

We initiated our Phase 1 clinical trial of KO-947 in April 2017. The trial is designed to determine the maximum tolerated dose, or MTD, of KO-947 in patients with locally advanced unresectable or metastatic, relapsed and/or refractory, non-hematological malignancies. If an MTD cannot be identified, a recommended Phase 2 dose will be determined. In addition, extension cohorts may be conducted to further characterize the safety and tolerability of KO-947 and seek to provide preliminary evidence of anti-tumor activity. Currently, two tumor-specific cohorts, NSCLC adenocarcinomas with mutations in KRAS or BRAF and squamous cell carcinomas, have been identified as potential extension cohorts. We anticipate having data from our Phase 1 trial in the second half of 2018.

Menin-MLL Program

We are developing orally bioavailable small molecule inhibitors of the menin-MLL interaction for the treatment of genetically defined subsets of acute leukemias, including AML and acute lymphoblastic leukemia, or ALL. The menin-MLL program was licensed from the Regents of The University of Michigan, or the University of Michigan. We nominated KO-539 as a development candidate in December 2016, and we are currently advancing it through preclinical development. Pending successful completion of investigational new drug, or IND enabling studies, we anticipate an IND submission for KO-539 in late 2018 or early 2019.

MLL-rearranged, or MLL-r, leukemias, are characterized by chromosomal translocations of the MLL gene that are primarily found in patients with AML and ALL and affect both children and adults. These translocations form oncogenes encoding MLL fusion proteins, which play a causative role in the onset, development and progression of MLL-r leukemias. MLL fusion proteins drive the up-regulation of expression of small set of target genes involved in the malignant transformation of blood cells, however, the fusion protein is critically dependent on binding the oncogenic co-factor menin to function. This implies that the menin-MLL interaction represents a valuable target for molecular therapy and supports the development of inhibitors of the menin-MLL protein-protein interaction.

The target genes of the MLL fusion proteins are also found to be overexpressed in a broader subset of AMLs characterized by mutations in NPM1, DNMT3A, IDH1, IDH2 and a different mutation in the MLL gene, known as a MLL-partial tandem duplication, or MLL-PTD. These mutations also appear to be dependent on the interaction between menin and MLL, suggesting that the menin-MLL complex is a central node in epigenetic dysregulation driven by distinct oncogenic driver mutations known to be important in AML and other hematologic malignancies.

In preclinical studies, KO-539 has demonstrated potent and selective inhibition of the proliferation of MLL-r leukemia cell lines. In November 2017, we reported preclinical data at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics showing robust and durable efficacy in multiple in vivo models of AML characterized by MLL-rearrangements or mutations in NPM1, DNMT3A, IDH1 and IDH2. We have further demonstrated that the inhibition of the menin-MLL interaction results in the down-regulation of MLL fusion target genes and an up-regulation of markers of differentiation.

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

Under the terms of the license agreement, in January 2015 we issued a convertible promissory note in the principal amount of $1.0 million to Johnson & Johnson Innovation—JJDC, Inc., which automatically converted into shares of common stock in our March 2015 private placement. When and if commercial sales of tipifarnib begin, we are obligated to pay Janssen tiered royalties of low double digit percentages of our net sales, depending on the amount of our net sales, with standard provisions for royalty offsets in the event of generic competition or compulsory licenses, on a product-by-product and country-by-country basis until the later of the expiration of the last to expire valid claim of the licensed patents covering the licensed product in the field in such country the expiration of any regulatory exclusivity with respect to such product in such country, and ten years from our first commercial sale. We are also required to make regulatory milestone payments to Janssen of up to $25.0 million in the aggregate, if specified regulatory approvals are achieved for the first indication and additional payments for each subsequent indication if specified regulatory approvals are achieved. In addition, we are required to make sales milestone payments of up to $50.0 million in the aggregate if specified sales thresholds are surpassed. If we grant sublicenses under the license from Janssen, we are required to pay to Janssen a percentage of any upfront, lump-sum or milestone payments received from our sublicensee, subject to certain exclusions for regulatory milestone payments due under the license agreement.

The license agreement with Janssen will remain in effect until the expiration of all of our royalty and sublicense revenue obligations to Janssen, determined on a product-by-product and country-by-country basis, unless we elect to terminate the license agreement earlier. If we fail to meet our obligations under the license agreement and are unable to cure such failure within specified time periods, Janssen can terminate the license agreement, resulting in a loss of our licensed rights to tipifarnib.

Araxes Pharma LLC

In December 2014, we entered into an asset purchase agreement with Araxes, which was amended and restated in February 2015, under which we purchased all of Araxes’ patent rights in its ERK inhibitor program, including KO-947 and additional backup compounds, and related intellectual property. When and if commercial sales of a product candidate covered by the purchased patent rights begin, we are obligated to pay Araxes tiered royalties of low single digit percentages of our net sales, depending on the amount of our net sales with standard provisions for royalty offsets. We are also required to make development and regulatory milestone payments to Araxes of up to $9.7 million in the aggregate if specified development events and regulatory approvals are achieved. Under the terms of the asset purchase agreement, in December 2014 we issued a convertible promissory note in the principal amount of $0.5 million to Araxes, which automatically converted into shares of common stock in our March 2015 private placement.

The University of Michigan

In December 2014, we entered into a license agreement with the University of Michigan, which was amended in March 2015, July 2015, September 2016, February 2017, May 2017 and August 2017, which grants us exclusive worldwide rights under certain patent rights to compounds in our menin-MLL program. Under this license agreement, we paid the University of Michigan an upfront nonrefundable license fee and are obligated to pay the University of Michigan annual license maintenance fees. We are also required to make development and regulatory milestone payments to the University of Michigan of up to $3.4 million in the aggregate if specified development and regulatory events are achieved for the first indication and additional payments for each subsequent indication. If we grant sublicenses under the license from the University of Michigan, we are required to pay the University of Michigan a percentage of certain amounts received from the sublicenses. When and if commercial sales of products covered by the licensed patent rights begin, we are obligated to pay the University of Michigan tiered royalties of low single digit percentages of our net sales depending on the amount of our net sales with standard provision for royalty offsets and sales-based milestones. All future development, regulatory and commercial work on the licensed compounds will be completed fully by us and at our sole expense. The University of Michigan retains the right to use the licensed compounds for non-commercial research, internal and/or educational purposes, with the right to grant the same limited rights to other non-profit research institutions. Under the agreement, as a result of our March 2015 private placement, we issued to the University of Michigan 79,113 shares of our common stock at a fair value of $0.5 million. The license agreement with the University of Michigan will terminate upon the last-to-expire patent rights, or may be terminated by us at any time with 90 days written notice of termination or terminated by the University of Michigan upon a bankruptcy by us, payment failure by us that is not cured within 30 days or a material breach of the agreement by us that is not cured within 60 days.

Research and Development

Our research and development expenses were $26.4 million, $20.4 million and $17.8 million during the years ended December 31, 2017, 2016, and 2015, respectively. See Part II – Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report for additional detail regarding our research and development activities.

Competition

The development and commercialization of new products to treat cancer is intensely competitive and subject to rapid and significant technological change. Although we believe that our knowledge, experience and scientific resources provide us with competitive advantages, we face substantial competition from major pharmaceutical companies, specialty pharmaceutical companies, and biotechnology companies worldwide. Many of our competitors have significantly greater financial, technical and human resources. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. As a result, our competitors may discover, develop, license or commercialize products before or more successfully than we do.

We face competition with respect to our current product candidates, and we will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets that pursue approaches to targeting molecular alterations and signaling pathways associated with cancer. Our competitors may obtain regulatory approval of their products more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, more convenient, less costly or possessing better safety profiles than our products, and these competitors may be more successful than us in manufacturing and marketing their products.

In addition, we will need to develop our product candidates in collaboration with diagnostic companies and will face competition from other companies in establishing these collaborations. Our competitors will also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Tipifarnib Competition

Although there are currently no approved drugs targeting farnesyl transferase, we are aware of several compounds that are now or have previously been in clinical development, including Merck’s lonafarnib, Bristol-Myers Squibb’s BMS-214662, Astellas Pharma’s (formerly OSI Pharmaceuticals) CP-609,754, and AstraZeneca’s AZD3409. To our knowledge, there are no ongoing clinical trials evaluating any of these agents for the treatment of cancer. However, the initiation of clinical development of another of these agents in an oncology setting could become competitively significant, and if tipifarnib or our other product candidates do not offer sustainable advantages over competing products, we may not be able to successfully compete against current and future competitors.

Even if we are successful in developing our product candidates, the resulting products would compete with a variety of established drugs in the targeted therapeutic indications of PTCL and MDS. Competitive drugs currently approved for PTCL include belinostat (Beleodaq®) and pralatrexate (Folotyn®), marketed by Spectrum Pharmaceuticals, romidepsin (Istodax®), marketed by Celgene, and brentuximab vedotin (Adcetris®) (for ALCL), marketed by Seattle Genetics. Competitive drugs currently approved for MDS include azacytidine (Vidaza®) and lenalidomide (Revlimid®), marketed by Celgene, and decitabine (Dacogen®) marketed by Otsuka and Johnson & Johnson. Although there are currently no drugs approved specifically for the treatment of HRAS-mutant solid tumors, there are several targeted therapies approved for the treatment of HNSCC, including Eli Lilly’s/Merck KGaA’s cetuximab (Erbitux®), Bristol Myers Squibb’s nivolumab (Opdivo®) and Merck’s pembrolizumab (Keytruda®), thyroid cancer, including AstraZeneca’s vandetanib (Caprelsa®), Bayer’s sorafenib (Nexavar®), Exelixis’ cabozantinib (Cometriq®) and Eisai’s lenvatinib (Lenvima®), and Sq-NSCLC, including Keytruda, Opdivo and Eli Lilly’s necitumumab (Portrazza®). There are no targeted therapies approved for the treatment of urothelial cancer or CMML.

ERK Inhibitor Competition

While there are currently no approved drugs targeting ERK, we are aware of several compounds that are in clinical development, including Roche/Genentech’s ravoxertinib (RG-7842/GDC-0994), BioMed Valley Discoveries’ ulixertinib (BVD-523), Eli Lilly’s LY-3214996, Merck’s MK-8353, Novartis’ LTT-462 and Asana’s ASN-007. Furthermore, it is possible that other companies are also engaged in discovery or preclinical development of compounds targeting ERK. These competitors, if successful in clinical development, may achieve clinical activity, regulatory approval and market adoption in advance of our compounds, constraining the ability of our compounds to gain significant market share. Although we believe that KO-947 presents several potential advantages relative to these aforementioned candidates, including potency, prolonged pathway inhibition and the ability to be administered as an intravenous infusion, these results may not translate to superior therapeutic benefit in clinical trials.

Menin-MLL Inhibitor Competition

Although there are currently no approved drugs targeting the menin-MLL interaction, we are aware of other companies engaged in discovery or preclinical development of menin-MLL inhibitors including Syndax and Aurigene/Orion. However, to our knowledge, there are no drugs approved or in clinical trials targeting the menin-MLL protein-protein interaction. Although there are no targeted therapies approved specifically for the treatment of MLL-r leukemias, there are several products in clinical development, including Epizyme’s EPZ-5676 and Novartis’s midostaurin, as well as Pfizer’s palbociclib (IBRANCE®), which has received accelerated approval in combination with letrozole for the treatment of postmenopausal women with estrogen receptor-positive, or ER+, human epidermal growth factor receptor 2-negative, or HER2-, advanced breast cancer as initial endocrine-based therapy for their metastatic disease.

Commercialization

We have not yet established a sales, marketing or product distribution infrastructure because our lead candidates are still in preclinical or clinical development. We anticipate that we will aim to retain commercial rights in North America for any of our product candidates for which we may in the future receive marketing approvals. We may also seek to retain commercial rights in Europe for any of our product candidates for which we may in the future receive marketing approvals. We currently anticipate that, if and when appropriate, we will seek to access the North American or European oncology markets through a focused, specialized, internal sales force.

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

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing as well as for commercial manufacture of any products that we may commercialize. All of our product candidates are small molecules and are manufactured in synthetic processes from available starting materials. The chemistry does not currently require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

For all our product candidates, we aim to identify and qualify manufacturers to provide the active pharmaceutical ingredient, or API, and fill-and-finish services prior to submission of a New Drug Application, or NDA, to the FDA.

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

We currently, and expect that we will continue to, file or license patent applications directed to our key product candidates in an effort to establish intellectual property positions regarding composition-of-matter of these product candidates, as well as biomarkers that may be useful in selecting the right patient population for use of any of our product candidates, formulations, processes and methods of using these product candidates in the treatment of various cancers. We own or in-license a patent portfolio including issued U.S. patents and their respective counterparts in a number of foreign jurisdictions, pending U.S. patent applications, pending applications under the Patent Cooperation Treaty and corresponding pending patent applications in a number of foreign jurisdictions. We have exclusively licensed from Janssen a portfolio of approximately 20 patent families. The in-licensed Janssen composition-of-matter and method-of-use patents expired in the United States and Europe in 2016. In July 2017, the U.S. Patent and Trademark Office, or U.S. PTO, issued us a patent directed to the use of tipifarnib in certain patients with HRAS mutant HNSCC, and we are pursuing additional U.S. and foreign method of use patents for tipifarnib. We have also exclusively licensed from Memorial Sloan Kettering Cancer Center a patent family pertaining to a method of use of tipifarnib. In April 2017, the U.S. PTO issued us a patent covering the composition of matter of KO-947 and certain structurally related compounds, and methods of using the compounds for the treatment of cancers, and we are pursuing additional U.S. and foreign patents for KO-947. We have exclusively licensed from the University of Michigan or co-own multiple families of patent applications pertaining to our menin-MLL program. We currently, and expect that we will continue to, file for patents in the United States with counterparts in major market countries in Europe and other key markets in the rest of the world.

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

If the NDA holder for the reference drug and/or patent owners assert a patent challenge directed to one of the Orange Book listed patents within 45 days of the receipt of the paragraph IV certification notice, the FDA is prohibited from approving the application until the earlier of 30 months from the receipt of the paragraph IV certification, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the applicant. The ANDA or Section 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the reference drug has expired as described in further detail below.

Non-Patent Exclusivity

In addition to patent exclusivity, the holder of an NDA for a listed drug may be entitled to a period of non-patent exclusivity, during which the FDA cannot approve an ANDA or Section 505(b)(2) application that relies on the listed drug. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon FDA approval of an NCE, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any Section 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that the FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. Five-year NCE exclusivity does not block the submission, review or approval of a 505(b)(1) NDA.

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

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the U.S. PTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Government Regulation

FDA Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not placed the IND on hold within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice, or GCP, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; and (iii) under protocols detailing the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence of effectiveness. Phase 2 usually involves clinical trials in a limited patient population to determine the effectiveness of the drug for a specific indication, dosage tolerance and optimum dosage and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 clinical trial with other confirmatory evidence may be sufficient in rare instances where the study is a large multicenter clinical trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second clinical trial would be practically or ethically impossible.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial, and the application user fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs to encourage timeliness. Most applications for standard review drug products are reviewed within 12 months from submission; most applications for priority review drugs are reviewed within eight months from submission. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an outside advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practice, or cGMP—a quality system regulating manufacturing—is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but is not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Fast Track Designation and Accelerated Approval

The FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the Fast Track program, the sponsor of a new product candidate may request that the FDA designate the product candidate for a specific indication as a Fast Track drug concurrent with, or after, the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for Fast Track Designation within 60 days of receipt of the sponsor’s request.

Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments.

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-approval compliance requirements, including the completion of Phase 4, or post-approval clinical trials, to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-approval studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to priority review by the FDA.

If a submission is granted Fast Track Designation, the sponsor may engage in more frequent interactions with the FDA, and the FDA may review sections of the NDA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, Fast Track Designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Breakthrough Therapy Designation

The FDA is also required to expedite the development and review of the application for approval of drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the Breakthrough Therapy program, the sponsor of a new product candidate may request that the FDA designate the product candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for Breakthrough Therapy designation within 60 days of receipt of the sponsor’s request.

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

Orphan designation may provide manufacturers with benefits such as research grants, tax credits, Prescription Drug User Fee Act application fee waivers, and eligibility for orphan drug exclusivity. If a product that has orphan designation subsequently receives the first FDA approval of the active moiety for that disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which for seven years prohibits the FDA from approving another product with the same active ingredient for the same indication, except in limited circumstances. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety or is shown to provide a major contribution to patient care or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. Moreover, competitors may receive approval of different products for the indication for which the orphan drug has exclusivity or obtain approval for the same product but for a different indication for which the orphan drug has exclusivity.

In the European Union, orphan designation also entitles a party to financial incentives such as reduction of fees or fee waivers and a grant of ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Orphan designation must be requested prior to submission of an application for marketing approval. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling.

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. The FDA also may require post-approval testing, known as Phase 4 testing, REMS and surveillance to monitor the effects of an approved product or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the Agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing or if previously unrecognized problems are subsequently discovered.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity—patent or non-patent—for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

FDA Regulation of Companion Diagnostics

Our drug products may rely upon in vitro companion diagnostics for use in selecting the patients that we believe will respond to our cancer therapeutics. If safe and effective use of a therapeutic product depends on an in vitro diagnostic, or IVD, the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product. This policy is described in an August 2014 FDA guidance document.

The FDA has required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a premarket approval, or PMA, for that diagnostic simultaneously with approval of the drug. We believe that the FDA will require PMA approval of one or more in vitro companion diagnostics to identify patient populations suitable for our cancer therapies. The review of these in vitro companion diagnostics in conjunction with the review of our cancer treatments involves coordination of review by the FDA’s Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health.

The PMA process, including the gathering of clinical and nonclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: warning letters, fines, injunctions, civil or criminal penalties, recall or seizure of current or future products, operating restrictions, partial suspension or total shutdown of production, denial of submissions for new products or withdrawal of PMA approvals.

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

During the clinical trial, the sponsor must comply with the FDA’s IDE requirements for investigator selection, clinical trial monitoring, reporting and record keeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices and comply with all reporting and record keeping requirements. Prior to granting PMA approval, the FDA typically inspects the records relating to the conduct of the study and the clinical data supporting the PMA application for compliance with applicable requirements.

Although the QSR does not fully apply to investigational devices, the QSR requirement for controls on design and development does apply. The sponsor also must manufacture the investigational device in conformity with the quality controls described in the IDE application and any conditions of IDE approval that the FDA may impose with respect to manufacturing.

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

There are also foreign regulations governing the privacy and security of health information and the use of personal information to sell or market products, including the European Union General Data Protection Regulation, or GDPR, which will come into effect on May 25, 2018, and which imposes privacy and security obligations on any entity that collects and/or processes health data from individuals located in the European Union and/or sells or markets products in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.

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

Federal false claims laws, including the False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Recently, several pharmaceutical companies have been prosecuted under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians and teaching hospitals. It also requires certain manufacturers and group purchasing organizations to report annually ownership and investment interests held by physicians and their immediate family members.

The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Our activities may also subject to be certain state laws regarding the privacy and security of health information that may not be preempted by HIPAA, as well as additional tracking and reporting obligations regarding payments to healthcare providers and marketing expenditures.

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

Coverage and Reimbursement

Sales of any of our product candidates that may be approved will depend, in part, on the extent to which the cost of the product will be covered by third-party payors. Third-party payors may limit coverage to an approved list of products, or formulary, which might not include all drug products approved by the FDA for an indication. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Any product candidates for which we obtain marketing approval may not be considered medically necessary or cost-effective by third-party payors, and we may need to conduct expensive pharmacoeconomic studies in the future to demonstrate the medical necessity and/or cost effectiveness of any such product. Nonetheless, our product candidates may not be considered medically necessary or cost effective. The U.S. government, state legislatures and foreign governments have shown increased interest in implementing cost containment programs to limit government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Continued interest in and adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as the product candidates we are developing.

Health Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a specific focus of these efforts and has been significantly affected by major legislative initiatives. By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress also could consider additional legislation to repeal and/or replace elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will stay in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations. Recently there has been heightened governmental scrutiny over the manner by which manufacturers set prices for their marketed products. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

Employees

As of December 31, 2017, we had 31 full-time employees and one part-time employee, including ten employees with M.D. or Ph.D. degrees. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

Our corporate headquarters are located at 3033 Science Park Road, Suite 220, San Diego, California 92121, and our telephone number is (858) 500-8800. We also occupy offices in Cambridge, Massachusetts. We maintain a website at www.kuraoncology.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to such reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on the Investors and Media portion of our website as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

All brand names or trademarks appearing in this Annual Report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this Annual Report is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of our November 2015 public offering, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the day we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as measured as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

We expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To date, we have financed our operations primarily through equity and debt financings. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially if and as we:

•	continue research and development of our product candidates;
•	initiate new clinical trials for our product candidates;
•	seek marketing approvals for our product candidates;
•	enter into collaboration arrangements for companion diagnostics for our product candidates;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	incur increased costs as a result of continued operations as a public company.

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, successfully developing companion diagnostics, obtaining marketing approval from the FDA and from comparable foreign authorities for these product candidates and manufacturing, marketing and selling those products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or even sufficient to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

•	our and our collaborators’ ability to develop and validate companion diagnostics for our product candidates;
•	our ability to obtain, as well as the timeliness of obtaining, additional funding to develop our product candidates;
•	the results of clinical trials or marketing applications for product candidates that may compete with our product candidates;
•	competition from existing products or new products that may receive marketing approval;
•	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;
•	any delays in regulatory review and approval of our product candidates;
•	our ability to identify and develop additional product candidates;
•	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;
•	our ability, and the ability of third parties such as contract research organizations, or CROs, to adhere to clinical study and other regulatory requirements;
•	the ability of third-party manufacturers to manufacture our product candidates and key ingredients needed to conduct clinical trials and, if approved, successfully commercialize our products;
•	the costs to us, and our ability as well as the ability of any third-party collaborators, to obtain, maintain and protect our intellectual property rights;
•	costs related to and outcomes of any future intellectual property litigation;
•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively; and
•	our ability to build our finance infrastructure and, to the extent required, improve our accounting systems and controls.

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

We are a clinical development company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical studies for our product candidates and undertaking clinical studies of tipifarnib and KO-947. We have not yet demonstrated our ability to successfully complete any clinical trials, including those clinical trials in support of FDA approval, develop companion diagnostics, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Medicines, on average, take 10 to 15 years to be developed from the time they are discovered to the time they are available for treating patients. Consequently, any predictions you make about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We may in the future need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

Risks Related to the Discovery and Development of Our Product Candidates

We are highly dependent on the success of our lead product candidate, tipifarnib, which is still in clinical development, and we cannot give any assurance that tipifarnib or any other product candidates, will receive regulatory approval, which is necessary before they can be commercialized.

Our future success is highly dependent on our ability to obtain regulatory approval for, and then successfully commercialize our lead product candidate, tipifarnib. Our other product candidates are in earlier stages of development. Our business depends entirely on the successful development and commercialization of our product candidates. We have not completed the development of any product candidates; we currently generate no revenues from sales of any product, and we may never be able to develop a marketable product.

Tipifarnib will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, regulatory approval in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. The FDA has also informed us that an approved companion diagnostic is required in order to obtain approval of tipifarnib in HRAS mutant HNSCC. Companion diagnostics are subject to regulation as medical devices and must be separately approved for marketing by the FDA. We are not permitted to market or promote tipifarnib, or any other product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approvals. Although the scope of regulatory approval is similar in other countries, in some countries there are additional regulatory risks and we cannot predict success in these jurisdictions.

We plan to initiate our AIM-HN trial in patients with HRAS mutant HNSCC, in the second half of 2018. There is no guarantee that this trial will commence or be completed on time or at all. Prior to receiving approval to commercialize tipifarnib or future product candidates, if any, in the United States or internationally, we must demonstrate to the satisfaction of the FDA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways, and the favorable results from previous trials of a drug candidate may not be replicated in subsequent clinical trials. There is no guarantee that the high level of clinical activity observed in our ongoing Phase 2 clinical trial of tipifarnib in HRAS mutant HNSCC will be replicated in our planned AIM-HN clinical trial. Even if we believe the preclinical or clinical data are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. We maintain frequent, ongoing dialog with the FDA and other regulatory bodies regarding our clinical trial design, including the patient selection criteria, dosing plan and statistical analysis plan. There is a risk that the FDA or other regulatory agencies could at any time raise objections. Any such objections could delay the initiation or completion of our planned AIM-HN clinical trial. Although we believe from our discussions with the FDA and the minutes from our recent End of Phase 2 meeting with the FDA, that if our AIM-HN clinical trial is positive, there is the potential for accelerated approval of tipifarnib for the treatment of patients with relapsed or refractory HNSCC who harbor the HRAS mutation based on positive results from the AIM-HN clinical trial, together with data from Cohort 2 our ongoing Phase 2 clinical trial, the FDA has substantial discretion in the approval process and may not grant approval based on data from these trials. Even if the trial results are positive, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do. If the results of the trial are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant additional resources to conduct additional trials in support of potential approval of tipifarnib.

We have not previously submitted an NDA to the FDA, or similar product approval filings to comparable foreign authorities, or received marketing approval for any product candidate, and we cannot be certain that tipifarnib will be successful in clinical trials or receive regulatory approval for any indication. We cannot anticipate whether or when we will seek regulatory review of tipifarnib for any other indications. If we do not receive regulatory approvals for and successfully commercialize tipifarnib on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market tipifarnib, our revenues will be dependent, in part, on our collaborator’s ability to commercialize the companion diagnostic as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for the treatment of HNSCC are not as significant as we estimate, our business and prospects will be harmed.

Our discovery, preclinical and clinical development is focused on the development of targeted therapeutics for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs may never lead to marketable products.

The discovery and development of targeted therapeutics for patients with genetically defined cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. The patient populations for our product candidates are not completely defined but are substantially smaller than the general treated cancer population, and patients will need to be screened and identified in order to be eligible for our therapies. Successful identification of patients is dependent on several factors, including screening enough patients to identify if they harbor a particular genetic alteration or expression level, achieving certainty as to how specific genetic alterations or expression levels respond to our product candidates and developing companion diagnostics to identify such genetic alterations or expression levels. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations will be large enough to allow us to successfully commercialize any products for which we are able to obtain marketing approval and achieve profitability. Therefore, we do not know if our approach of treating patients with genetically defined cancers will be successful. If our approach is unsuccessful, our business will suffer.

In order to execute on our strategy of advancing the clinical development of tipifarnib, we have designed our Phase 2 clinical trials of tipifarnib, and expect to design future clinical trials of tipifarnib and our other product candidates, to include patients whose tumors harbor the applicable molecular and/or genetic alterations that we believe contribute to or are associated with particular cancer subsets. Our goal in doing this is to enroll patients who have the highest probability of responding to our product candidate and to show early and statistically significant evidence of clinical efficacy. If we are unable to identify molecular or genetic alterations, or biomarkers, that are predictive of response to our product candidates, or we are unable to include patients whose tumors harbor the applicable genetic alterations in our clinical trials, or if our product candidates fail to work as we expect, our ability to assess the therapeutic effect, seek participation in FDA expedited review and approval programs, including Breakthrough Therapy, Fast Track Designation, Priority Review and Accelerated Approval, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised, resulting in longer development times, larger clinical trials and a reduced likelihood of obtaining regulatory approval.

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

Enrollment in our ongoing Phase 2 clinical trial of tipifarnib in patients with HRAS mutant HNSCC has proceeded more slowly than anticipated. We believe this may be primarily due to two factors. First, with the recent approvals in the United States of the immune therapy agents nivolumab and pembrolizumab, many HNSCC patients are now being treated with one of these agents after failure of first line treatments such as chemotherapy and/or cetuximab. Nivolumab has also received marketing approval in certain countries in the European Union. Second, many physicians who treat HNSCC patients do not routinely screen their patients for genetic mutations, such as HRAS, which we believe is because, to date, targeted therapies have not been available to treat HNSCC patients. To seek to address these issues, we expanded the number of clinical sites in Europe and in the United States and have contracted with third-party laboratories to facilitate the genetic screening of patients for our clinical sites. We expect that we will have to adopt similar measures for our planned AIM-HN clinical trial of tipifarnib in HRAS mutant HNSCC. There is no guarantee that these efforts will be effective in accelerating enrollment in our ongoing Phase 2 clinical trial of tipifarnib in patients with HRAS mutant HNSCC or in our planned AIM-HN clinical trial.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates, including:

•	unforeseen safety issues or adverse side effects;
•	failure of our companion diagnostics in identifying patients;
•	modifications to protocols of our clinical trials resulting from the FDA or comparable foreign regulatory authorities or IRB decisions; and
•	ambiguous or negative interim results of our clinical trials or results that are inconsistent with earlier results.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

The risk of failure for our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. For example, the preliminary data we have presented from our positive Phase 2 clinical trial of tipifarnib in HRAS mutant HNSCC, may not predict the results of our planned AIM-HN clinical trial or any other later-stage clinical trials we may conduct. The primary endpoint of our planned AIM-HN clinical trial will be objective response rate as determined using RECIST 1.1 criteria and as determined by independent radiological review. Independent radiological review refers to a formal process whereby third-party radiologists who are not affiliated with the drug development program are engaged to provide an independent assessment of the primary radiological images. All of our patient responses disclosed to date in our ongoing Phase 2 clinical trial in HRAS mutant HNSCC have been assessed by the trial investigators. In contrast to independent radiology review, investigator assessed response is performed by investigators or their affiliated radiology colleagues who may be aware of the study treatment, patient history or other information that could impact their choices in applying the rules and conventions of RECIST 1.1. Conversely, independent radiology reviewers have limited access to non-radiographic clinical information or other ancillary information, which could have informed their application of RECIST 1.1 response rules. The published literature demonstrates a consistent decrease in response rate when investigator assessed response rates are verified by independent radiology review.

Potential molecular biomarkers we have identified in retrospective analyses of data from clinical trials of tipfiarnib in certain hematological cancer indications may not be validated as biomarkers of tipifarnib activity in our ongoing Phase 2 clinical trials or future clinical trials we may conduct in these indications. Results from clinical trials conducted at a single clinical site or a small number of clinical sites, may not be predictive of results from additional clinical sites or from subsequent clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, the FDA previously issued a non-approval letter to Janssen for tipifarnib as a treatment for elderly, untreated AML in June 2005. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

We may experience delays in our clinical trials and we do not know whether planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. If the FDA or comparable foreign regulatory authorities, or IRBs have comments on our study plans for our clinical trials of tipifarnib or any of our other product candidates, that we are required to address, such studies may be delayed, or may not start at all. Clinical trials may be delayed, suspended or prematurely terminated at any time by us or by the FDA or other similar regulatory agency if it is determined at any time that patients may be or are being exposed to unacceptable health risks, including risk of death, or if compounds are not manufactured in compliance with cGMP regulations or with acceptable quality. There can be no assurance that the FDA or other similar regulatory agency will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

•	failure to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a clinical trial design that we are able to execute;
•	delay or failure in obtaining authorization to commence a clinical trial or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
•	delays in reaching, or failure to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective clinical trial sites;
•	inability, delay or failure in identifying and maintaining a sufficient number of clinical trial sites, many of which may already be engaged in other clinical programs;
•	delay or failure in recruiting and enrolling suitable subjects to participate in a clinical trial;

•	delay or failure in having subjects complete a clinical trial or return for post-treatment follow-up;
•	delay or failure in determining an acceptable dose and schedule for a product candidate in a clinical trial;
•	clinical sites and investigators deviating from clinical trial protocol, failing to conduct the clinical trial in accordance with regulatory requirements or dropping out of a clinical trial;
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
•

obtain approval with labeling that includes significant use or distribution restrictions or safety warnings that could reduce the potential market for our products or inhibit our ability to successfully commercialize our products;

•	be subject to additional post-approval restrictions and/or testing requirements; or
•	have the product removed from the market after obtaining marketing approval.

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

We licensed the rights to develop our lead product candidate, tipifarnib, from Janssen in December 2014, and the development of tipifarnib prior to our license was conducted wholly by Janssen or any third parties with which it had contracted. As a result, we were not involved with nor did we have any control over any of those development activities. Because we had no input on Janssen’s development activities relating to tipifarnib, we may discover that all or certain elements of the clinical trials and studies or tipifarnib manufacturing activities it performed have not been in compliance with applicable regulatory standards or have otherwise been deficient, particularly relative to current requirements as development of tipifarnib began in the 1990s. Any such deficiency in the prior development of tipifarnib may adversely affect our ability to obtain regulatory approval for tipifarnib.

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

Tipifarnib has been studied in more than 5,000 oncology patients and was generally well tolerated and exhibited a manageable side effect profile. The most common hematologic adverse events of any grade were neutropenia (low white blood cell count), anemia and thrombocytopenia (low platelet count). The most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting), fatigue and rash. Treatment discontinuation across the prior tipifarnib clinical studies has been in the range of approximately 20-25%. We are exploring a range of doses and dosing schedules in our ongoing Phase 2 clinical trials. The side effects observed so far in our ongoing Phase 2 clinical trials of tipifarnib have been generally consistent with the prior observations; however, there is no guarantee that additional or more severe side effects will not be identified through further clinical studies, including our planned AIM-HN clinical trial. Rights to develop tipifarnib in virology indications have been granted by Janssen to EB Pharma LLC, or EB Pharma, a subsidiary of Eiger BioPharmaceuticals. Undesirable side effects may be identified in clinical trials that EB Pharma may conduct in virology indications, which may negatively impact the development, commercialization or potential value of tipifarnib.

We are currently evaluating KO-947 in a Phase 1 clinical trial in patients with non-hematological malignancies. Any observed, drug-related side effects could affect the ability of patients to tolerate potentially therapeutically effective doses of the drug, which in turn could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Additionally, if results of our clinical trials for tipifarnib, KO-947 or other product candidates reveal an unacceptable frequency and severity of serious adverse events or side effects, our trials could be suspended or terminated and the FDA or comparable foreign regulatory agencies could require us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Many compounds developed in the biopharmaceutical industry that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of those compounds. Any of these occurrences may significantly harm our business, financial condition and prospects.

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

As one of the central elements of our business strategy and clinical development approach, we seek to screen and identify subsets of patients with molecular or genetic alterations who may derive meaningful benefit from our product candidates. To achieve this, certain of our programs will require the development and commercialization of a companion diagnostic. We rely on third-party collaborators for development of companion diagnostics for use in clinical trials and, if successful, will rely on third-party collaborators for development of companion diagnostics for commercialization of our product candidates. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. For example, for tipifarnib for the treatment of HRAS mutant HNSCC, we and our third-party collaborators are working to develop and validate a qPCR-based assay, to identify patients with HRAS mutant tumors, and to prepare and submit an IDE for use of the companion diagnostic in our planned AIM-HN clinical trial in this indication. In our ongoing Phase 2 clinical trial of tipifarnib in HRAS mutation HNSCC, patients are currently being enrolled based on information from the clinical sites on the patients’ tumor HRAS mutation status. Typically, this information is being obtained by the clinical sites from NGS panels used by the site to characterize patients’ tumors. The results of NGS panels being currently used at our clinical sites may not be accurate or consistent across sites, and our development of tipifarnib or a companion diagnostic may be delayed or complicated by a change in assay methodology.

If the results of our other Phase 2 clinical trials of tipifarnib or our Phase 1 clinical trial of KO-947 are positive and we validate our biomarker hypotheses in those clinical trials, we plan to partner development and validation of companion diagnostic tests to aid in the selection of patients in any subsequent clinical trials we decide to pursue for those product candidates and to prepare and submit an IDE for use of the companion diagnostic in the clinical trials, when necessary. Any delay or failure by us or our third-party collaborators to develop or obtain IDE approval for use of companion diagnostics in our clinical trials could delay or prevent us from commencing or completing our clinical trials. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. To date, the FDA has required PMA of all companion diagnostics for cancer therapies. The FDA has informed us that an approved companion diagnostic is required in order to obtain approval of tipifarnib in HRAS mutant HNSCC. We and our third-party collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our product candidates. The approval of a companion diagnostic as part of the product label will limit the use of the product candidate to only those patients who express the specific genetic alteration it was developed to detect. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

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

If companion diagnostics for use with our product candidates fail to gain market acceptance, our ability to derive revenues from sales of our product candidates could be harmed. If insurance reimbursement to the laboratories who perform the companion diagnostic tests is inadequate, utilization may be low, and patient tumors may not be comprehensively screened for the presence of the genetic markers that predict response to our product candidates. If we or our collaborators fail to commercialize these companion diagnostics, we may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with our product candidates or do so on commercially reasonable terms, which could adversely affect and delay the development or commercialization of our product candidates.

Risks Related to Our Dependence on Third Parties

We rely on third-party contractors and organizations to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such clinical trials.

We rely, and expect to continue to rely, on third-party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to support our preclinical development activities and conduct our clinical trials, including our ongoing Phase 2 clinical trials of tipifarnib, our Phase 1 clinical trial of KO-947, our planned AIM-HN clinical trial of tipifarnib in HRAS mutant HNSCC and any other subsequent clinical trials of tipifarnib. These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we are required to enter into alternative arrangements, our product development activities could be delayed.

We compete with many other companies, some of which may be our business competitors, for the resources of these third parties. Large pharmaceutical companies often have significantly more extensive agreements and relationships with such third-party providers, and such third-party providers may prioritize the requirements of such large pharmaceutical companies over ours. The third parties on whom we rely may terminate their engagements with us at any time, which may cause delay in the development and commercialization of our product candidates. If any such third-party terminates its engagement with us or fails to perform as agreed, we may be required to enter into alternative arrangements, which could result in significant cost and delay to our product development program. Moreover, our agreements with such third parties generally do not provide assurances regarding employee turnover and availability, which may cause interruptions in the research on our product candidates by such third parties.

Our reliance on these third parties to conduct our clinical trials reduces our control over these activities but does not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial. Moreover, the FDA and other regulatory authorities require us to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

The manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of drug formulation and manufacturing techniques and process controls. Manufacturers of APIs and pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We have recently developed a modified drug product manufacturing process and a modified tablet formulation of tipifarnib which we plan to use in our AIM-HN clinical trial pending completion of our Phase 1 relative bioavailability study in healthy volunteers and feedback from the FDA. Even if this study confirms the relative bioavailability between the tablets, we cannot be certain that in our AIM-HN or other clinical trials we will not observe differences between the tablets which could impact clinical outcomes.

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

We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third-party for regulatory compliance and quality assurance;
•	catastrophic events at the third-party organization;
•	the possible breach of the manufacturing agreement by the third-party;
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•	the possible termination or nonrenewal of the agreement by the third-party at a time that is costly or inconvenient for us.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after an NDA is submitted to the FDA. We are completely dependent on our contract manufacturing partners for compliance with the FDA’s requirements for manufacture of both the active drug substances and finished drug product for tipifarnib and our other product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure or maintain FDA approval for the manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture our products, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

Our product candidates must be approved by the FDA pursuant to an NDA in the United States and by the European Medicines Agency, or EMA, and similar regulatory authorities outside the United States prior to commercialization. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities, among other requirements. Our product candidates may not be effective, may be only moderately effective, may not have an acceptable durability of response, may not have an acceptable risk-benefit profile or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

We may not be able to benefit from available regulatory exclusivity periods if another company obtains regulatory approval for tipifarnib before we do.

As the composition of matter patents covering tipifarnib expired in the United States and in countries in Europe in 2016 and we have only one issued U.S. patent directed to one of our potential tipifarnib indications, our commercial strategy for tipifarnib relies on obtaining other patents related to tipifarnib and on non-patent regulatory exclusivity. In the United States, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon FDA approval of an NDA for an NCE, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any Section 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that the FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. EB Pharma has licensed rights from Janssen to develop tipifarnib in virology indications. If EB Pharma obtains regulatory approval for tipifarnib in a virology indication before we obtain regulatory approval in one of our oncology or other non-virology indications, the five-year exclusivity period would commence on the date upon which EB Pharma obtains regulatory approval, and as a result, the period of regulatory exclusivity to which we may be entitled may be reduced or eliminated and the commercial prospects for tipifarnib could be harmed as a result.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. Generally, if a product with an orphan designation subsequently receives the first marketing approval for the indication for which it receives the designation, then the product is entitled to a period of marketing exclusivity that precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication during the exclusivity period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

We intend to pursue an orphan designation for at least some of our product candidates, including tipifarnib. However, obtaining an orphan designation can be difficult, and we may not be successful in doing so for tipifarnib or any of our product candidates. The EMA does not generally recognize for orphan designation, molecular defined subsets of non-orphan disease indications, and as an example, EMA recently rejected orphan designation for a drug product for ALK-positive NSCLC. As such, we do not expect to be able to obtain orphan drug designation in Europe for tipifarnib in the subset of HRAS mutant HNSCC at the current time. Even if we were to obtain orphan exclusivity for a product candidate, that exclusivity may not effectively protect the product from the competition of different drugs for the same orphan condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same condition if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. The failure to obtain an orphan designation for any product candidates we may develop for the treatment of rare cancers, and/or the inability to maintain that designation for the duration of the applicable exclusivity period, could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

If we obtain an orphan designation and FDA approval of tipifarnib for an oncology indication, we would be entitled to seven years of marketing exclusivity for that orphan indication. However, if a competitor obtained approval of a generic form of tipifarnib for another indication, physicians would not be prevented from prescribing the generic drug for the orphan indication during the period of marketing exclusivity. Such prescribing practices could adversely affect the sales of tipifarnib for the orphan indication.

A Fast Track Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

We do not currently have Fast Track Designation for any of our product candidates but intend to seek Fast Track Designation if our clinical data supports such a designation. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply to the FDA for Fast Track Designation. The FDA has broad discretion whether to grant this designation. Even if we believe a specific product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs that have received Fast Track Designation have failed to obtain drug approval.

A Breakthrough Therapy Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

We do not currently have Breakthrough Therapy Designation for any of our product candidates, but we intend to seek such designation if our clinical data supports such a designation. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development.

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. However, the reduced timelines may introduce significant chemistry, manufacturing and controls challenges for product development. In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as Breakthrough Therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification and rescind such designations.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products in the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing and different criteria for approval. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our third-party collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, failure to obtain marketing approval in some countries or jurisdictions may compromise our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Any product candidate for which we obtain marketing approval will be subject to extensive post-approval regulatory requirements and could be subject to post-approval restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities. These requirements include, without limitation, submissions of safety and other post-approval information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities, restrictions or requirements regarding the distribution of samples to physicians, tracking and reporting of payments to physicians and other healthcare providers, and recordkeeping requirements.

The FDA may also impose requirements for costly post-approval studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products and if we promote our products beyond their approved indications, we may be subject to enforcement action for off-label promotion. Violations of the Federal Food, Drug and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;
•	restrictions on the labeling or marketing of a product;
•	restrictions on product distribution or use;
•	requirements to conduct post-approval studies or clinical trials;
•	warning or untitled letters;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	fines, restitution or disgorgement of profits or revenues;
•	suspension or withdrawal of marketing approvals;
•	refusal to permit the import or export of our products;
•	product seizure; or
•	injunctions or the imposition of civil or criminal penalties.

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

Our relationships with customers and third-party payors and our general business operations will be subject to applicable anti-kickback, fraud and abuse, privacy and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings, among other penalties.

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

•

the federal Physician Payments Sunshine Act requires applicable manufacturers of certain drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS information related to payments and other transfers of value to physicians and teaching hospitals, as well as certain manufacturers and group purchasing organizations to report annually ownership and investment interests held by physicians or their immediate family;

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and

•

foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by or are in conflict with HIPAA, including the GDPR, which will come into effect on May 25, 2018, and which imposes privacy and security obligations on any entity that collects and/or processes health data from individuals located in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. As well as complicating our compliance efforts, non-compliance with these laws could result in penalties or significant legal liability.

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

For example, in March 2010, former President Obama signed into law the ACA, a sweeping law intended to broaden access to health insurance, improve quality, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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
•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. For example, since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. We continue to evaluate the potential impact of the ACA and its possible repeal or replacement on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, that due to subsequent legislative amendments, including the BBA, will stay in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations. Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Future legislation could potentially change drug pricing dynamics.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-approval testing and other requirements.

Foreign legislative changes may also affect our ability to commercialize our product candidates. Effective as of May 25, 2018, the GDPR will impose privacy and security obligations on any entity that collects and/or processes personal information from individuals located in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.

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

We currently do not have a marketing or sales team for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. In order to commercialize any product candidates, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we intend to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming and will require significant attention of our executive officers to manage. Capable managers with commercial experience may need to be identified and successfully recruited to our company. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our products that we obtain approval to market. With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements when needed on acceptable terms or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or slow our regulatory approval. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products are currently on the market for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often, but not always, follow CMS’s decisions regarding coverage and reimbursement. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. We or our collaborators may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Nonetheless, our product candidates may not be considered medically necessary or cost-effective.

Reimbursement agencies in countries other than the United States may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

If insurance reimbursement for companion diagnostic tests for our product candidates is inadequate, utilization may be low, and patient tumors may not be comprehensively screened for the presence of the genetic markers that predict response to our product candidates.

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

Our patent rights may not protect our patent protected products and product candidates if competitors devise ways of making products that compete with us without legally infringing our patent rights. For example, our patent rights in tipifarnib are limited in ways that affect our ability to exclude third parties from competing against us. In particular, the patent term for the composition of matter patents covering the API of tipifarnib expired in the United States and countries in Europe in 2016. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. In July 2017, the U.S. PTO issued us a patent directed to the use of tipifarnib in certain patients with HRAS mutant HNSCC. Although this patent is currently in force, there is no guarantee that a court would agree that the patent is valid or enforceable. Further, if a competitor were to develop tipifarnib for use in an indication other than that claimed by the patent, we would not be able to prevent them from marketing tipifarnib in the United States or other jurisdictions based on the patent. We are pursuing additional U.S. and foreign method of use patents for tipifarnib, however there is no guarantee that any such patents will be granted. In April 2017, the U.S. PTO issued us a patent covering the composition of matter of KO-947 and certain structurally related compounds, and methods of using the compounds for the treatment of cancers. We are pursuing additional U.S. and foreign patents for KO-947, however there is no guarantee that any such patents will be granted. Patent term extension may be available in the United States to account for regulatory delays in obtaining human marketing approval for a product candidate; however, only one patent may be extended per marketed compound. Under our license agreement with Janssen, we and Janssen agree to cooperate in obtaining available patent term extensions. We and Janssen may not reach agreement and no patent term extension may be obtained. Additionally, the applicable authorities, including the U.S. PTO and the FDA, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to patents, or may grant more limited extensions than requested. If this occurs, our competitors who obtain the requisite regulatory approval can offer products with the same API as tipifarnib so long as the competitors do not infringe any method of use patents that we may hold. Competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. PTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

If we are found to infringe a third-party’s intellectual property rights, we could be required to obtain a license from such third-party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

We are a clinical development company with a limited operating history, and, as of December 31, 2017, we had only 31 full-time employees and one part-time employee. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, Antonio Gualberto, M.D., Ph.D., our Head of Development and Chief Medical Officer, and Pingda Ren, Ph.D., our Senior Vice President, Chemistry and Pharmaceutical Sciences, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Additionally, Dr. Wilson currently also serves as President and Chief Executive Officer of Avidity Biosciences, LLC. As a result, Dr. Wilson is not able to devote all of his business time and attention to our business. Conflicts may arise in the future if there are competing demands on Dr. Wilson’s time and attention and our business may be harmed as a result.

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

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 until December 31, 2017, were $17.50 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on the Nasdaq Global Select Market or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. We filed a shelf registration statement with the SEC, which has been declared effective, to register the resale of 13,947,599 shares of our common stock, which represents a substantial portion of the shares of our common stock issued in connection with our reverse merger transaction. The shelf registration statement permits the resale of these shares at any time, subject to restrictions under applicable law. The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, we expect that, because there are a large number of shares registered pursuant to the shelf registration statement, the selling stockholders named in such registration statement will continue to offer shares covered by the shelf registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the shelf registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

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

We are an emerging growth company, which will allow us to take advantage of certain reduced disclosure obligations as a public reporting company that may make our common stock less attractive to investors.

We are an “emerging growth company” under the JOBS Act. As an emerging growth company we are eligible to take advantage of certain extended accounting standards and exemptions from various reporting requirements that are not available to other public reporting companies that are not emerging growth companies. For instance, we are exempt from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and financial statements, commonly known as an “auditor discussion and analysis”; we are not required to hold a nonbinding advisory stockholder vote on executive compensation or any golden parachute payments not previously approved by stockholders; we are not required to comply with the requirement of auditor attestation of management’s assessment of internal control over financial reporting, which is required for some other public reporting companies by Section 404 of the Sarbanes-Oxley Act; we are eligible for reduced disclosure obligations regarding executive compensation in our periodic and annual reports; and we are eligible for reduced financial statement disclosure in any registration statements under the Securities Act or reports under the Exchange Act that we may file. For as long as we continue to be an emerging growth company, which we anticipate will be for the foreseeable future, we expect that we will take advantage of the reduced disclosure obligations available to us as an emerging growth company. As a result, our publicly available disclosure may not be as robust or comprehensive as that of other public reporting companies that are not emerging growth companies.

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

If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders or the perception that such sales could occur could cause the market price of our common stock to decline. In January 2017, we entered into an at-the-market issuance sales agreement with Cowen and Company, LLC, or Cowen, which was amended in November 2017, under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $100.0 million, or the ATM facility. In January 2018, we sold an aggregate of 3,136,722 sales of our common stock under the ATM facility at a weighted average price per share of $18.85 for gross proceeds of $59.1 million. As of March 9, 2018, we have sold an aggregate of 3,151,022 shares of our common stock under the ATM facility for gross proceeds of $59.3 million.

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of December 31, 2017, we had 518,868 shares of common stock reserved for future issuance under our 2014 Plan and options to purchase up to an aggregate of 2,233,090 shares of common stock outstanding. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2018, an automatic increase pursuant to the 2014 Plan occurred, resulting in 1,208,683 additional shares available for future grant under the 2014 Plan. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of December 31, 2017, we had 238,705 shares of common stock reserved for future issuance under our ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2017, the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in January 2018.

In addition, warrants to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share are outstanding as of December 31, 2017.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, and our business and financial condition could be adversely affected. In addition, it is unknown if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is likewise uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2017, we had federal and state net operating loss carryforwards of $75.4 million and $90.9 million, respectively. Our federal and state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2034 and 2030, respectively. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced an ownership change in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

We occupy approximately 5,216 rentable square feet of office space in San Diego, California under a sublease with Wellspring Biosciences, Inc., or Wellspring, that expires in October 2019. We also occupy approximately 3,766 square feet of office space in Cambridge, Massachusetts under a lease that expires in August 2020. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3.	Legal Proceedings.

We are not currently a party to, nor is our property the subject of, any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since November 5, 2015, our common stock has been listed on the Nasdaq Global Select Market under the symbol “KURA”. The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq Global Select Market for the periods indicated.

	High	Low
2016
First Quarter	$8.90	$3.22
Second Quarter	$4.32	$2.54
Third Quarter	$7.24	$2.50
Fourth Quarter	$6.75	$4.00

2017
First Quarter	$10.47	$5.60
Second Quarter	$12.10	$7.10
Third Quarter	$15.30	$5.90
Fourth Quarter	$17.50	$12.10

Holders of Record

As of March 9, 2018, there were approximately 236 holders of record of our common stock, which does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

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

Use of Proceeds

On November 4, 2015, the SEC declared effective the registration statement on Form S-1 (File No. 333-207534) for our public offering of our common stock. Pursuant to the registration statement, we registered the offer and sale of up to $69.0 million of shares of our common stock. On November 10, 2015, we sold 6,250,000 shares of our common stock at a public offering price of $8.00 per share and on November 13, 2015, we sold 633,467 shares of our common stock at a public offering price of $8.00 per share pursuant to the partial exercise of the underwriters’ option to purchase additional shares for an aggregate gross offering price of approximately $55.1 million. The offering has terminated and consequently we may not sell under that registration statement the remaining approximately $13.9 million of shares of common stock. Citigroup Global Markets Inc. and Leerink Partners LLC acted as joint book-running managers for the offering and JMP Securities LLC and Oppenheimer & Co. Inc. acted as co-lead managers for the offering. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $50.3 million. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to our directors or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

As of March 9, 2018, we have used all of the net proceeds from the public offering (i) to fund our (a) four ongoing clinical trials for our lead product candidate, tipifarnib; (b) ongoing clinical trial for our ERK inhibitor program; and (c) companion diagnostic program for tipifarnib, (ii) to fund research for other product candidates and (iii) for working capital and other general corporate purposes.

Item 6.	Selected Financial Data.

Under SEC rules and regulations, because the aggregate worldwide market value of our common stock held by non-affiliates was more than $75.0 million, but less than $700.0 million, as of June 30, 2017, the last business day of our most recently completed second fiscal quarter, we are considered to be an “accelerated filer.” We were considered to be a “smaller reporting company” when we determined our filing status for purposes of our annual report on Form 10-K for our fiscal year ended December 31, 2016. SEC rules and regulations provide that a smaller reporting company transitioning to the larger reporting system, as we are doing this year, may finish reporting as a smaller reporting company for the rest of the fiscal year, including in its annual report on Form 10-K, and is not required to satisfy the larger reporting company disclosure requirements until the first quarterly report for the new fiscal year following the determination date. Accordingly, we are not required to provide the information required by this item in this report.

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

References to “Kura Oncology, Inc.,” “we,” “us” and “our” refer to Kura Oncology, Inc., a private Delaware corporation incorporated in the State of Delaware in August 2014, for the periods prior to the Merger and Kura Oncology, Inc., a Delaware corporation incorporated in November 2007 and formerly known as Zeta Acquisition Corp. III, for the periods following the Merger.

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

Our lead product candidate, tipifarnib, is a potent, selective and orally bioavailable inhibitor of farnesyl transferase. Tipifarnib was previously studied in more than 5,000 cancer patients and demonstrated compelling and durable anti-cancer activity in certain patients with a manageable side effect profile. We are currently evaluating tipifarnib in multiple solid tumor and hematologic indications.

Our most advanced solid tumor indication is in patients with HNSCC that carry mutations in the HRAS gene. In September 2017, we announced that our Phase 2 clinical trial of tipifarnib in patients with HRAS mutant HNSCC achieved its primary efficacy endpoint prior to the completion of enrollment. The clinical trial protocol required four confirmed, partial responses, per RECIST 1.1 criteria, out of 18 patients to meet its primary endpoint. Four confirmed, partial responses were observed among the first six evaluable HNSCC patients enrolled in the clinical trial. Updated data from the Phase 2 clinical trial were presented at the Multidisciplinary Head and Neck Cancers Symposium in February 2018, showing five confirmed partial responses among the first six evaluable HNSCC patients enrolled in the trial. In addition, objective responses greater than 18 months in duration were observed in two patients. All patients joined the study upon progression on prior therapy, including chemotherapy, cetuximab and immune therapy.

We are continuing to enroll HRAS mutant HNSCC patients in the ongoing Phase 2 clinical trial and have expanded the trial to include a cohort of patients with other HRAS mutant squamous cell carcinoma, including patients with squamous cutaneous cancers, and Sq-NSCLC. Based on the positive results observed to date in our ongoing Phase 2 study, and following feedback from the FDA and other regulatory authorities, we are preparing our AIM-HN trial of tipifarnib in patients with HRAS mutant HNSCC in the second half of 2018.

In addition to our tipifarnib development program in solid tumors, we have identified potential biomarkers of activity for tipifarnib in hematologic malignancies, including: PTCL, MDS, AML and CMML. These potential biomarkers include CXCL12 pathway biomarkers and markers of bone marrow homing. We continue to conduct our ongoing Phase 2 clinical trials with the goal of confirming the clinical activity of tipifarnib in these hematologic malignancies, validating our biomarker hypotheses and optimizing dose and schedule for each disease to build a data package supporting advancement to future pivotal studies.

Our second product candidate is KO-947, a potent and selective small molecule inhibitor of ERK which we are advancing as a potential treatment for patients with tumors that have mutations in, or other dysregulation of, the MAPK signaling pathway. Our preclinical data suggest that KO-947 has anti-tumor activity in KRAS- or BRAF-mutant adenocarcinomas as well as squamous cell carcinomas. Our Phase 1 clinical trial of KO-947 in patients with locally advanced unresectable or metastatic, relapsed and/or refractory, non-hematological malignancies is ongoing, with the goal to assess the safety profile of KO-947 and identify a recommended dose and schedule that would permit KO-947 to be evaluated in a Phase 2 study in a patient population selected for potential clinical activity based on potential biomarkers we have identified in our preclinical studies.

Our third program is focused on KO-539, a potent and selective small molecule inhibitor of the menin-MLL protein-protein interaction. Although KO-539 was originally designed as a potential therapy for MLL-rearranged leukemias, we have generated preclinical data that support the potential anti-tumor activity of KO-539 in additional, genetically-defined subsets of acute leukemia, including those with oncogenic driver mutations in NPM1 and DNMT3A. We estimate that, together with the mixed lineage leukemias, these mutations represent approximately half of diagnosed cases of AML.

Our accumulated deficit was $89.3 million as of December 31, 2017. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years as we continue the research and clinical development of, and seek regulatory approval for, our product candidates. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year. We will need to raise additional capital for the further development of our existing product candidates. As of December 31, 2017, we had cash, cash equivalents and short-term investments of $93.1 million. We expect our existing cash, cash equivalents and short-term investments will be sufficient to fund our current operations into the first half of 2020. However, we may need to raise additional funds sooner than expected to pursue other development activities related to our pipeline programs. We may seek to obtain additional financing in the future through equity or debt financings, or through collaborations, strategic partnerships or licensing arrangements with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Public Offering

In August 2017, we completed a public offering in which we sold an aggregate of 8,805,000 shares of common stock at a price of $6.50 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $53.5 million.

ATM Facility

In November 2017, we amended our ATM facility with Cowen to increase the maximum aggregate offering price of shares of common stock that we may offer and sell, from time to time, through Cowen as our sales agent to $100.0 million.

In January 2018, we sold an aggregate of 3,136,722 shares of our common stock under the ATM facility at a weighted average price per share of $18.85, for gross proceeds of $59.1 million. As of March 9, 2018, we have sold an aggregate of 3,151,022 shares of our common stock under the ATM facility for gross proceeds of $59.3 million.

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, contract services and research supply, equipment and facility costs. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses (in other research and development projects or otherwise) and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of December 31, 2017, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2017 and 2016

The following table sets forth our results of operations for the years presented, in thousands:

	Years Ended December 31,
	2017	2016	Change
Research and development expenses	$26,426	$20,404	$6,022
General and administrative expenses	9,651	7,963	1,688
Other income, net	643	807	(164)

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the years presented, in thousands:

	Years Ended December 31,
	2017	2016	Change
External research and development expenses:
Tipifarnib	$12,889	$6,290	$6,599
KO-947	3,183	3,145	38
Discovery and preclinical stage programs, collectively	2,160	5,713	(3,553)
Internal research and development expenses	8,194	5,256	2,938
Total research and development expenses	$26,426	$20,404	$6,022

The increase in external research and development expense for tipifarnib for the year ended December 31, 2017 compared to the prior year was primarily due to increases of $5.7 million in clinical development expenses related to our ongoing Phase 2 clinical trials and companion diagnostics activities, $0.4 million in translational research activities, and $0.3 million in manufacturing activities. The decrease in external research and development expenses for our discovery and preclinical stage programs was primarily due to a decrease in out-sourced research expenses related to our menin-MLL program as we completed the discovery phase and started preparing for IND enabling studies. Internal research and development expenses include employee salaries and related expenses, share-based compensation expense, facilities expense and overhead expenses. The increase in internal research and development expenses was primarily due to increases of $1.8 million in non-cash share-based compensation and $1.0 million in personnel costs. We expect our research and development expenses to increase in future periods as we continue clinical development activities for our tipifarnib and KO-947 product candidates and further research and development of our other programs.

General and Administrative Expenses. The increase in general and administrative expenses for the year ended December 31, 2017 compared to the prior year was primarily due to increases of $0.7 million in share-based compensation, $0.4 million in personnel costs, $0.2 million in legal and professional fees and compliance expenses and $0.2 million in patent related costs. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Other income, net. The decrease in other income, net, for the year ended December 31, 2017 compared to the prior year was primarily due to an increase of $0.3 million in interest expense and a decrease of $0.1 million in management fee income, offset in part by an increase of $0.3 million in interest income on our short-term investments.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities. As of December 31, 2017, we had cash, cash equivalents and short-term investments of $93.1 million. In January 2018, we sold an aggregate of 3,136,722 shares of our common stock under the ATM facility at a weighted average price per share of $18.85, for gross proceeds of $59.1 million.

In January 2017, we entered into the ATM facility with Cowen, which was amended in November 2017, under which we may offer and sell, from time to time, in our sole discretion, shares of common stock having aggregate proceeds of up to $100.0 million through Cowen as our sales agent. As of March 9, 2018, we have sold an aggregate of 3,151,022 shares of our common stock under the ATM facility for gross proceeds of $59.3 million.

In August 2017, we completed a public offering in which we sold an aggregate of 8,805,000 shares of common stock at a price of $6.50 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $53.5 million.

In April 2016, we entered into a loan and security agreement with Oxford Finance LLC and Silicon Valley Bank, or collectively referred to as the lenders, providing for up to $20.0 million in a series of term loans. The loan and security agreement was subsequently amended in May 2017 to extend the second draw period and modify the terms of the unused fee. The loan and security agreement, as amended, shall be referred to as the loan agreement. Under the loan agreement, we have borrowed $7.5 million, or Term Loan. In addition, we could borrow up to an additional $12.5 million at a certain specified time. On October 31, 2017, the draw period for the second draw expired without us drawing down the additional loan; therefore, we were required to pay an unused fee of $0.3 million on November 1, 2017. The Term Loan matures on November 1, 2020, or Maturity Date. Repayment on the Term Loan is interest only through May 1, 2018, followed by 30 equal monthly payments of principal plus accrued interest commencing on June 1, 2018. The per annum interest rate for the Term Loan is the greater of (i) 7.75% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.25%. In addition, a final payment of 7.50% of the amounts of the term loan will be due on the earlier of the Maturity Date, acceleration or prepayment of the Term Loan. If we elect to prepay the Term Loan, a prepayment fee equal to 1% or 2% of the principal balance also will be due, depending upon when the prepayment occurs. See Note 8, Long-Term Debt, in the Notes to Financial Statements for further details of the term loan facility.

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

We have incurred operating losses since inception and negative cash flows from operating activities. As of December 31, 2017, we had an accumulated deficit of $89.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. To date, we have not generated any revenues from product sales, and we do not have any approved products. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We are subject to all of the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, collaborations, strategic partnerships or licensing arrangements. We do not have any committed external source of funds. Additional capital may not be available on reasonable terms, if at all. Subject to limited exceptions, our term loan facility also prohibits us from incurring indebtedness without the prior written consent of the lenders. To the extent that we raise additional capital through the sale of stock or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be unable to carry out our business plan. As a result we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our product candidates even if we would otherwise prefer to develop and commercialize such product candidates ourselves, and our business, financial condition and results of operations would be materially adversely affected.

The following table provides a summary of our net cash flow activities for the years presented, in thousands:

	Years Ended December 31,
	2017	2016	Change
Net cash used in operating activities	$(28,441)	$(25,349)	$(3,092)
Net cash (used in) provided by investing activities	(23,418)	12,178	(35,596)
Net cash provided by financing activities	53,567	7,453	46,114

Operating Activities – The increase of $3.1 million in net cash used in operating activities for the year ended December 31, 2017 compared to the prior year was primarily due to a $7.9 million higher net loss and a $0.4 million increase in amortization of premiums and accretions of discounts on marketable securities, offset by a $2.5 million increase in share-based compensation and a $2.7 million increase in payments of accounts payable and accrued expenses.

Investing Activities – The increase of $35.6 million in net cash used in investing activities for the year ended December 31, 2017 as compared to the prior year was primarily due to a $44.2 million increase in purchases of marketable securities, offset by an $8.6 million increase in maturities of marketable securities.

Financing Activities – Net cash provided by financing activities for the year ended December 31, 2017 consisted primarily of an aggregate of approximately $53.5 million in net proceeds from the sale of common stock from our August 2017 public offering. Net cash provided by financing activities for the year ended December 31, 2016 consisted of $7.5 million in net proceeds from the issuance of long-term debt.

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

Under SEC rules and regulations, as a smaller reporting company transitioning to the larger reporting company disclosure requirements, we are not required to provide the information required by this item. See Item 6, Selected Financial Data above.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors” and “Executive Officers” in our definitive proxy statement for our 2018 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

We have adopted a written code of ethics for directors, officers (including our principal executive officer and our principal financial and accounting officer) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at www.kuraoncology.com under the Corporate Governance section of our Investors and Media page. We will promptly disclose on our website (i) the nature of any amendment to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver.

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

3.	Exhibits

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Agreement and Plan of Merger, dated March 6, 2015, by and among the Registrant, Kura Operations, Inc. and Kura Oncology, Inc.		8-K (Exhibit 2.1)	3/12/2015	000-53058

2.2	Agreement and Plan of Merger, dated March 6, 2015, by and between the Registrant and Kura Oncology, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	3/12/2015	000-53058

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Registration Rights Agreement, dated as of March 6, 2015, by and among Kura Oncology, Inc. and the Investors listed on Schedule A thereto.		8-K (Exhibit 4.2)	3/12/2015	000-53058

4.3	Warrant to Purchase Stock by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

10.1+	Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.		8-K (Exhibit 10.1)	3/12/2015	000-53058

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.2+	Form of Restricted Stock Purchase Agreement and Restricted Stock Purchase Award Notice under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.		8-K (Exhibit 10.2)	3/12/2015	000-53058

10.3+	Kura Oncology, Inc. 2015 Employee Stock Purchase Plan.		8-K (Exhibit 10.3)	3/12/2015	000-53058

10.4+	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers.		8-K (Exhibit 10.4)	3/12/2015	000-53058

10.5*	License Agreement, dated December 18, 2014, by and between the Registrant and Janssen Pharmaceutica NV.		8-K/A (Exhibit 10.6)	7/2/2015	000-53058

10.6*	Amended and Restated Asset Purchase Agreement, dated February 12, 2015, by and between the Registrant and Araxes Pharma LLC.		8-K (Exhibit 10.7)	3/12/2015	000-53058

10.7	Sublease, dated December 20, 2016, by and between the Registrant and Wellspring Biosciences, Inc.		10-K (Exhibit 10.11)	3/14/2017	001-37620

10.8*

Patent License Agreement, effective as of December 22, 2014, by and between the Registrant and the Regents of the University of Michigan, as amended on March 3, 2015, July 22, 2015, September 29, 2016, February 1, 2017.

			10-K (Exhibit 10.12)	3/14/2017	001-37620

10.9*	Fifth Amendment to Patent License Agreement, effective as of May 24, 2017, by and between the Registrant and the Regents of the University of Michigan.		10-Q (Exhibit 10.2)	8/7/2017	001-37620

10.10+	Kura Oncology, Inc. Amended and Restated Non-Employee Director Compensation Policy.	X

10.11*	Services Agreement, effective as of October 1, 2014, by and between the Registrant and Wellspring Biosciences, Inc.		S-1/A (Exhibit 10.13)	6/2/2015	333-203503

10.12*	Management Services Agreement, effective as of October 1, 2014, by and between the Registrant and Araxes Pharma LLC.		S-1/A (Exhibit 10.14)	6/2/2015	333-203503

10.13	Office Lease Agreement, dated August 1, 2015, by and between the Registrant and 55 Cambridge Parkway, LLC.		S-1 (Exhibit 10.16)	10/20/2015	333-207534

10.14+	Amended and Restated Executive Employment Agreement, effective as of January 29, 2016, by and between the Registrant and Troy E. Wilson, Ph.D., J.D.		10-K (Exhibit 10.15)	3/17/2016	001-37620

10.15+	Amended and Restated Executive Employment Agreement, effective as of January 29, 2016, by and between the Registrant and Antonio Gualberto, M.D., Ph.D.		10-K (Exhibit 10.16)	3/17/2016	001-37620

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.16+	Amended and Restated Executive Employment Agreement, effective as of January 29, 2016, by and between the Registrant and Annette North.		10-K (Exhibit 10.17)	3/17/2016	001-37620

10.17	First Amendment to Management Services Agreement, effective as of April 1, 2016, by and between the Registrant and Araxes Pharma LLC.		10-Q (Exhibit 10.1)	8/10/2016	001-37620

10.18	Loan and Security Agreement, dated as of April 27, 2016, by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank.		10-Q (Exhibit 10.2)	8/10/2016	001-37620

10.19	First Amendment to Loan and Security Agreement, dated as of May 12, 2017, by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank.		10-Q (Exhibit 10.2)	5/15/2017	001-37620

10.20	Second Amendment to Loan and Security Agreement, dated as of October 12, 2017, by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank.		10-Q (Exhibit 10.1)	11/7/2017	001-37620

10.21	Amendment No. 1 to License Agreement, dated June 6, 2016, by and between the Registrant and Janssen Pharmaceutica NV.		10-Q (Exhibit 10.3)	8/10/2016	001-37620

10.22	Sales Agreement, dated January 27, 2017, by and between the Registrant and Cowen and Company, LLC, as amended on November 9, 2017.		8-K (Exhibit 10.1)	11/9/2017	001-37620

10.23**	Sixth Amendment to Patent License Agreement, effective as of August 24, 2017, by and between the Registrant and the Regents of the University of Michigan.	X

10.24+	Amended and Restated Executive Employment Agreement, effective as of January 29, 2016, by and between the Registrant and Heidi Henson.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney (see signature page).	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
**	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kura Oncology, Inc.

Date: March 12, 2018	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Troy E. Wilson, Ph.D., J.D. and Heidi Henson, and each of them, as his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with SEC, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Troy E. Wilson, Ph.D., J.D.	President, Chief Executive Officer and Chairman of the Board of Directors	March 12, 2018
Troy E. Wilson, Ph.D., J.D.	(Principal Executive Officer)

/s/ Heidi Henson	Chief Financial Officer and Secretary	March 12, 2018
Heidi Henson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Faheem Hasnain	Director	March 12, 2018
Faheem Hasnain

/s/ Robert E. Hoffman	Director	March 12, 2018
Robert E. Hoffman

/s/ Thomas Malley	Director	March 12, 2018
Thomas Malley

/s/ Steven H. Stein, M.D.	Director	March 12, 2018
Steven H. Stein, M.D.

KURA ONCOLOGY, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kura Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kura Oncology, Inc. (the Company) as of December 31, 2017 and 2016, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015

San Diego, California

March 12, 2018

KURA ONCOLOGY, INC.

BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$11,433	$9,725
Short-term investments	81,712	58,065
Accounts receivable, related party	216	295
Prepaid expenses and other current assets	1,280	725
Total current assets	94,641	68,810
Property and equipment, net	10	40
Other long-term assets	1,200	971
Total assets	$95,851	$69,821

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$8,284	$4,681
Accounts payable and accrued expenses, related party	216	770
Current portion of long-term debt, net	1,531	—
Total current liabilities	10,031	5,451
Long-term debt, net	5,567	7,324
Other long-term liabilities	388	170
Total liabilities	15,986	12,945
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 30,217 and 21,368 shares issued as of December 31, 2017 and 2016, respectively; and 29,424 and 19,348 shares outstanding as of December 31, 2017 and 2016, respectively, excluding 793 and 2,020 shares subject to repurchase as of December 31, 2017 and 2016, respectively	3	2
Additional paid-in capital	169,201	110,748
Accumulated other comprehensive loss	(49)	(18)
Accumulated deficit	(89,290)	(53,856)
Total stockholders' equity	79,865	56,876
Total liabilities and stockholders' equity	$95,851	$69,821

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended December 31,
	2017	2016
Operating Expenses:
Research and development	$25,114	$16,575
Research and development, related party	1,312	3,829
General and administrative	9,404	7,861
General and administrative, related party	247	102
Total operating expenses	36,077	28,367
Other Income (Expense):
Management fee income, related party	780	885
Interest income	751	499
Interest expense	(888)	(577)
Total other income	643	807
Net loss	$(35,434)	$(27,560)

Net loss per share, basic and diluted	$(1.52)	$(1.47)
Weighted average number of shares used in computing net loss per share, basic and diluted	23,237	18,701

Comprehensive Loss:
Net loss	$(35,434)	$(27,560)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(31)	69
Comprehensive loss	$(35,465)	$(27,491)

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional			Total
	Common Stock		Paid-In	Unrealized	Accumulated	Stockholders'
	Shares	Par Value	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2015	18,138	$2	$108,484	$(87)	$(26,296)	$82,103
Restricted stock awards vested	1,210	—	3	—	—	3
Share-based compensation expense	—	—	2,089	—	—	2,089
Unrealized gain on marketable securities	—	—	—	69	—	69
Issuance of warrants in connection with debt facility	—	—	172	—	—	172
Net loss	—	—	—	—	(27,560)	(27,560)
Balance at December 31, 2016	19,348	2	110,748	(18)	(53,856)	56,876
Restricted stock awards vested	1,193	—	3	—	—	3
Share-based compensation expense	—	—	4,545	—	—	4,545
Unrealized loss on marketable securities	—	—	—	(31)	—	(31)
Issuance of common stock from exercise of options	47	—	232	—	—	232
Issuance of common stock, net of offering costs	8,836	1	53,673	—	—	53,674
Net loss	—	—	—	—	(35,434)	(35,434)
Balance at December 31, 2017	29,424	$3	$169,201	$(49)	$(89,290)	$79,865

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2017	2016
Operating Activities
Net loss	$(35,434)	$(27,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	4,545	2,089
Non-cash interest expense	118	42
Depreciation expense	30	31
Amortization of premium and accretion of discounts on marketable securities	(260)	129
Changes in operating assets and liabilities:
Accounts receivable, related party	79	135
Prepaid expenses and other current assets	(196)	(32)
Other long-term assets	(593)	(652)
Accounts payable and accrued expenses	3,606	471
Accounts payable and accrued expenses, related party	(554)	(167)
Other long-term liabilities	218	165
Net cash used in operating activities	(28,441)	(25,349)

Investing Activities
Purchases of marketable securities	(100,635)	(56,427)
Maturities of marketable securities	77,217	68,605
Net cash (used in) provided by investing activities	(23,418)	12,178

Financing Activities
Proceeds from issuance of common stock, net	53,679	—
Proceeds from exercise of stock options	232	—
Payment of fee related to long-term debt	(344)	—
Proceeds from issuance of long-term debt, net	—	7,453
Net cash provided by financing activities	53,567	7,453
Net increase (decrease) in cash and cash equivalents	1,708	(5,718)
Cash and cash equivalents at beginning of period	9,725	15,443
Cash and cash equivalents at end of period	$11,433	$9,725
Supplemental disclosure of cash flow information:
Interest paid	$627	$352
Supplemental non-cash disclosures:
Warrants issued in connection with debt facility	$—	$172

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

References in these Notes to Financial Statements to “Kura Oncology, Inc.,” “we,” “our” or “us,” refer to Kura Oncology, Inc., a private Delaware corporation incorporated in the State of Delaware in August 2014, for the periods prior to our reverse merger transaction which took place on March 6, 2015, or the Merger, and Kura Oncology, Inc., a Delaware corporation incorporated in November 2007 and formerly known as Zeta Acquisition Corp. III, for the periods following the Merger.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by our president and chief executive officer, the chief operating decision-maker, in making decisions regarding resource allocation and assessing performance. We operate in a single industry segment which is the discovery and development of precision medicines for the treatment of cancer. Our chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment.

Cash and Cash Equivalents

Cash and cash equivalents consist of checking, money market and highly liquid investments that are readily convertible to cash and that have an original maturity of three months or less. The carrying amounts approximate fair value due to the short maturities of these instruments.

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

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Computer software and equipment are depreciated over their estimated useful lives of three years.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. While our current and historical operating losses and negative cash flows are indicators of impairment, we believe that future cash flows to be received support the carrying value of our long-lived assets and, accordingly, have not recognized any impairment losses through December 31, 2017.

Research and Development Expenses

Research and development expenses consist of costs associated with our research activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, preclinical study fees, manufacturing costs for non-commercial products, costs for the development of our earlier-stage programs and research supply, equipment and facility costs. All such costs are charged to research and development expense as incurred when these expenditures have no alternative future uses. We are obligated to make upfront payments upon execution of certain research and development agreements. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred. Such amounts are recognized as expense as the related goods are delivered or the related services are performed or such time when we do not expect the goods to be delivered or services to be performed. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values are expensed as research and development costs at the time such costs are incurred. As of December 31, 2017, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the antidilutive effect of the securities. Because of our net loss, unvested restricted stock awards, outstanding stock options and outstanding warrants are excluded from the calculation of diluted net loss per common share for the years ended December 31, 2017 and 2016, due to the anti-dilutive effect of the securities.

The following table summarizes the number of potentially dilutive securities that were excluded from our calculation of diluted net loss per share for the years ended December 31, 2017 and 2016, in thousands:

	Years Ended December 31,
	2017	2016
Stock options	2,233	1,202
Unvested restricted stock awards	793	2,020
Warrants	34	68
Total	3,060	3,290

3. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. We adopted this standard on January 1, 2018. We currently do not have any revenue contracts with customers. The adoption of this guidance does not have an impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of 12 months or less. Lessor accounting under the new standard is substantially unchanged. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. This pronouncement is effective for fiscal years beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We plan to adopt this standard on January 1, 2019, will evaluate any existing leases or new leases entered into after the adoption date and recognize a right-to-use asset and lease obligation for all leases with terms greater than 12 months on our financial statements. We are currently evaluating the effect this ASU will have on our financial statements and related disclosures.

4. Investments

We invest in available-for-sale securities consisting of money market funds, U.S. Treasury securities, corporate debt securities, commercial paper and government sponsored enterprise securities. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments in the balance sheets.

The following tables summarize, by major security type, our investments that are measured at fair value on a recurring basis as of December 31, 2017 and 2016, in thousands:

		As of December 31, 2017
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$5,848	$—	$—	$5,848
Commercial paper	1 or less	2,993	—	—	2,993
Total cash equivalents		8,841	—	—	8,841

Short-term investments:
U.S. Treasury securities	2 or less	22,929	—	(42)	22,887
Commercial paper	1 or less	50,929	—	—	50,929
Corporate debt securities	1 or less	7,903	—	(7)	7,896
Total short-term investments		81,761	—	(49)	81,712
Total		$90,602	$—	$(49)	$90,553

		As of December 31, 2016
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$5,762	$—	$—	$5,762
Commercial paper	1 or less	2,000	—	—	2,000
Total cash equivalents		7,762	—	—	7,762

Short-term investments:
U.S. Treasury securities	2 or less	28,006	5	(9)	28,002
Commercial paper	1 or less	14,273	—	—	14,273
Corporate debt securities	2 or less	13,603	—	(14)	13,589
Government sponsored enterprise securities	1 or less	2,201	—	—	2,201
Total short-term investments		58,083	5	(23)	58,065
Total		$65,845	$5	$(23)	$65,827

The available-for-sale investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of December 31, 2017 and 2016, $76.7 million and $50.3 million of our short-term investments had maturities less than one year, respectively, and $5.0 million and $7.8 million had maturities between one to two years, respectively. There were no realized gains or losses for the years ended December 31, 2017 and 2016. As of December 31, 2017 and 2016, $30.8 million and $32.8 million of our marketable securities were in gross unrealized loss positions, respectively, all of which had been in such position for less than 12 months. We reviewed our marketable securities as of December 31, 2017 and determined that the unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that all securities have been in an unrealized loss position for less than 12 months. In addition, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis. As such, we did not recognize any such impairment in our financial statements as of December 31, 2017 and 2016.

5. Fair Value Measurements

As of December 31, 2017 and 2016, we had cash equivalents and short-term investments measured at fair value on a recurring basis. The carrying amounts of our financial instruments, which include cash equivalents, prepaid expenses, accounts payable, accrued expenses and all related party amounts approximate their fair values as of December 31, 2017 and 2016, primarily due to their short-term nature. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy as of December 31, 2017 and 2016, in thousands:

	As of December 31, 2017
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$5,848	$5,848	$—
Commercial paper	2,993	—	2,993
Total cash equivalents	8,841	5,848	2,993

Short-term investments:
U.S. Treasury securities	22,887	22,887	—
Commercial paper	50,929	—	50,929
Corporate debt securities	7,896	—	7,896
Total short-term investments	81,712	22,887	58,825
Total	$90,553	$28,735	$61,818

	As of December 31, 2016
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$5,762	$5,762	$—
Commercial paper	2,000	—	2,000
Total cash equivalents	7,762	5,762	2,000

Short-term investments:
U.S. Treasury securities	28,002	28,002	—
Commercial paper	14,273	—	14,273
Corporate debt securities	13,589	—	13,589
Government sponsored enterprise securities	2,201	—	2,201
Total short-term investments	58,065	28,002	30,063
Total	$65,827	$33,764	$32,063

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

6. Property and Equipment, Net

Property and equipment consisted of the following, in thousands:

	December 31,
	2017	2016
Computer software and equipment	$92	$92
Less: accumulated depreciation	(82)	(52)
Property and equipment, net	$10	$40

Depreciation expense was $30,000 and $31,000 for the years ended December 31, 2017 and 2016, respectively.

7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following, in thousands:

	December 31,
	2017	2016
Accounts payable	$1,248	$638
Accrued compensation and benefits	2,345	1,907
Accrued research and development expenses	3,852	1,669
Other accrued expenses	839	467
Total accounts payable and accrued expenses	$8,284	$4,681

8. Long-Term Debt

On April 27, 2016, we entered into a loan and security agreement with Oxford Finance LLC and Silicon Valley Bank, or the Lenders, which was amended in May 2017, pursuant to which the Lenders provided a loan facility of up to $20.0 million. The loan and security agreement, as amended, shall be referred to as the Loan Agreement. On April 27, 2016, we borrowed $7.5 million from the Lenders, or Term Loan. We could, at our sole discretion, borrow up to an additional $12.5 million at a certain specified time. On October 31, 2017, the draw period for the additional loan expired without us drawing down the additional loan; therefore, we paid an unused fee of approximately $0.3 million on November 1, 2017. The unused fee was recorded as a debt discount in the year ended December 31, 2017 and is being amortized to interest expense using the effective interest method through the scheduled maturity date.

The Term Loan will mature on November 1, 2020, or Maturity Date. Repayment of the Term Loan is interest only through May 1, 2018, followed by 30 equal monthly payments of principal plus accrued interest commencing on June 1, 2018. The per annum interest rate for the Term Loan is the greater of (i) 7.75% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.25%. The interest rate as of December 31, 2017 was 8.75%. In addition, a final payment of 7.50% of the Term Loan, or approximately $0.6 million, will be due on the earlier of the Maturity Date, acceleration of the Term Loan, or prepayment of the Term Loan. The $0.6 million final payment is being accrued through interest expense using the effective interest method. If we elect to prepay the Term Loan, a prepayment fee equal to 1% or 2% of the principal balance will also be due, depending upon when the prepayment occurs.

We are subject to customary affirmative and restrictive covenants under the term loan facility. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement.

The Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the Loan Agreement and the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of Lenders’ lien in the collateral or in the value of such collateral. In the event of default by us under the Loan Agreement, the Lenders would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the Loan Agreement. The conditional exercisable call option related to the event of default is considered to be an embedded derivative which is required to be bifurcated and accounted for as a separate financial instrument. In the periods presented, the value of the embedded derivative is not material, but could become material in future periods if an event of default became more probable than is currently estimated. As of December 31, 2017, we were in compliance with all financial covenants under the Loan Agreement and there had been no material adverse change or other events of default that had not subsequently been remediated or waived by the Lenders.

In connection with the Term Loan, we issued to the Lenders warrants to purchase up to 67,976 shares of our common stock at an exercise price of $3.31 per share, or the Warrants. The Warrants are exercisable, in whole or in part, and will terminate on the earlier of April 27, 2026 or the closing of certain merger or consolidation transactions. The Warrants were valued using the Black-Scholes model with the following assumptions: volatility of 70.92%, expected term of ten years, risk-free interest rate of 2.11% and a zero dividend yield. The fair value of the Warrants was approximately $0.2 million upon issuance, which was recorded as a debt discount and is being amortized to interest expense using the effective interest method through the scheduled maturity date.

In February 2017, Silicon Valley Bank exercised its warrant to purchase 33,988 shares of common stock in a cashless exercise resulting in the issuance of 17,070 shares of our common stock. The warrant issued to Oxford Finance LLC to purchase up to 33,988 shares of our common stock remains outstanding as of December 31, 2017.

The following table summarizes future minimum payments under the term loan facility as of December 31, 2017, in thousands:

Year Ending December 31,
2018	$2,376
2019	3,388
2020	3,435
Total future minimum payments	9,199
Less: interest payments	(1,699)
Principal amount of long-term debt	7,500
Less: Unamortized discount	(402)
Long-term debt, net of unamortized discount	7,098
Current portion of long-term debt	(1,531)
Long-term debt, net	$5,567

9. License Agreements

Janssen License Agreement

In December 2014, we entered into a license agreement with Janssen Pharmaceutica NV, or Janssen, which was amended in June 2016, under which we received certain intellectual property rights related to tipifarnib in all indications other than virology for a non-refundable $1.0 million upfront license fee and payments upon achievement of certain development and sales-based milestones. Tipifarnib is a clinical stage compound and all ongoing development, regulatory and commercial work will be completed fully and at our sole expense. Under the license agreement, Janssen has a first right to negotiate for an exclusive license back from us to develop and commercialize tipifarnib on terms to be negotiated in good faith. Janssen may exercise this right of first negotiation during a 60-day period following delivery of clinical data as specified in the agreement.

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

The University of Michigan License Agreement

In December 2014, we entered into a license agreement with the Regents of the University of Michigan, or the University of Michigan, which was amended in March 2015, July 2015, September 2016, February 2017, May 2017 and August 2017, under which we received certain license rights for a non-refundable upfront license, annual maintenance fees and payments upon achievement of certain development and sales-based milestones. The licensed asset consists of several compounds, including our development candidate KO-539. All future development, regulatory and commercial work on the asset will be completed fully and at our sole expense. The University of Michigan retains the right to use the asset for non-commercial research, internal and/or educational purposes, with the right to grant the same limited rights to other non-profit research institutions.

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

The University of California San Francisco License Agreement

In November 2014, we entered into a license agreement with The Regents of the University of California San Francisco, or UCSF, which was amended in April 2015, under which we received certain license rights. The agreement provided for an upfront payment as well as contingent milestone payments. Additionally, pursuant to the terms of the agreement we paid a one-time indexed milestone payment of $0.5 million. The license agreement with UCSF was terminated in January 2017.

Future Milestone Payments under License Agreements

Collectively, all of our license agreements provide for specified development, regulatory and sales-based milestone payments up to a total of $80.0 million payable upon occurrence of each stated event, of which $0.5 million relates to the initiation of certain development activities, $28.7 million relates to the achievement of specified regulatory approvals for the first indication and up to $50.8 million for the achievement of specified levels of product sales. Additional payments will be due for each subsequent indication if specified regulatory approvals are achieved. All milestone payments under the agreements will be recognized as research and development expense upon completion of the required events because the triggering events are not considered to be probable until they are achieved. As of December 31, 2017, we have not achieved any milestones under the agreements. Furthermore, if all the programs are successfully commercialized, we will be required to pay tiered royalties on annual net product sales ranging from the low single digits to the low teens, depending on the volume of sales and the respective agreement.

Araxes Asset Purchase Agreement

In December 2014, we entered into an asset purchase agreement with Araxes Pharma LLC, or Araxes, which was amended and restated in February 2015, under which we purchased certain early stage patent rights related to compounds in the field of oncology for a purchase price of $0.5 million payable under a convertible promissory note. All ongoing development, regulatory and commercial work will be completed fully and at our sole expense. The agreement allows for contingent milestone payments of $9.7 million throughout development and commercialization of the asset, of which $1.2 million relates to the initiation of certain development activities, and $8.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals. Additional payments will be due for each subsequent indication if specified regulatory approvals are achieved. We will recognize the milestones as expense when each event occurs. Furthermore, if the program is successfully commercialized, we will be required to pay tiered royalties on annual net product sales ranging in the low single digits, depending on the volume of sales. All milestone payments under the agreement will be recognized upon completion of the required events because the triggering events will not be considered to be probable until they are achieved. For the years ended December 31, 2017 and 2016, we paid to Araxes milestone payments of $0.2 million upon the dosing of the first patient in the first KO-947 Phase 1 clinical trial in the second quarter of 2017 and a $0.1 million milestone payment upon the filing of the investigational new drug application, or IND, for KO-947 in the fourth quarter of 2016.

10. Commitments and Contingencies

Sponsored Research Agreement with the University of Michigan

In February 2015, we entered into a sponsored research agreement with the University of Michigan, as amended in May 2017, under which we agreed to sponsor up to $2.1 million of research at the University of Michigan over a three-year period. We received a non-exclusive right to any technology developed under the agreement and had an option right for an exclusive license to invention made under the agreement. The sponsored research agreement expired by its terms in February 2018. Costs incurred for the sponsored research agreement were expensed as incurred. For the years ended December 31, 2017 and 2016, we recorded approximately $0.2 million and $1.0 million, respectively, in research and development expense under this sponsored research agreement.

Operating Leases

In August 2014, we entered into a sublease agreement, or the Sublease, with Wellspring Biosciences, Inc., or Wellspring, a wholly owned subsidiary of Araxes for office space located on North Torrey Pines Road in La Jolla, California. The Sublease was amended effective September 1, 2014 to provide for a monthly rent of $4,820 per month. The Sublease included rent escalation of 3.0% per year. In addition to the base monthly rent, we were obligated to pay for operating expenses, taxes, insurance and utilities applicable to the subleased property. Pursuant to the terms of the Sublease, as amended again in June 2016, the Sublease would have expired on October 31, 2019. In December 2016, we entered into a third amendment to Sublease pursuant to which the Sublease expired in June 2017.

In December 2016, we entered into a new sublease, or the New Sublease, with Wellspring for 5,216 square feet of office space located on Science Park Road in San Diego, California for a monthly rent of approximately $16,000 per month and security deposit of approximately $16,000. The New Sublease includes rent escalation of 3.0% per year. In addition to the base monthly rent, we will be obligated to pay for operating costs, amenities fees and all other costs applicable to the subleased property. The terms of the New Sublease commenced in June 2017 and will expire on October 31, 2019.

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

Future minimum payments required under the facility leases as of December 31, 2017 are summarized as follows, in thousands:

Year Ending December 31,
2018	$461
2019	436
2020	159
Total future minimum lease payments	$1,056

Rent expense for the years ended December 31, 2017 and 2016 was approximately $0.4 million and $0.3 million, respectively.

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

In January 2017, we entered into an at-the-market issuance sales agreement with Cowen and Company, LLC, or Cowen, which was amended in November 2017, under which we may offer and sell, from time to time, in our sole discretion, shares of our common stock having an aggregate offering price of up to $100.0 million through Cowen as our sales agent, or the ATM facility.

In January 2018, we sold an aggregate of 3,136,722 shares of our common stock under the ATM facility at a weighted-average price per share of $18.85, for gross proceeds of approximately $59.1 million.

12. Equity Incentive Plan

As of December 31, 2017, under our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, a total of up to 7,684,531 shares of common stock have been reserved for issuance under incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation to our employees and other service providers. As of December 31, 2017, there were 518,868 shares of common stock reserved for future equity awards under the 2014 Plan. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2018, an automatic increase pursuant to the 2014 Plan occurred, resulting in 1,208,683 additional shares available for future grant under the 2014 Plan.

In addition, as of December 31, 2017, we had 238,705 shares of common stock reserved for future issuance under our 2015 Employee Stock Purchase Plan, or ESPP, which has not been implemented as of December 31, 2017. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2017, our board of directors elected not to increase the total number of shares of our common stock reserved for issuance under the ESPP for 2018.

Stock Options

The exercise price of all stock options granted was equal to no less than the estimated fair market value of such stock on the date of grant. Stock options generally vest over a three to four-year period. The maximum contractual term for all options is ten years. The following is a summary of stock option activity for the year ended December 31, 2017, in thousands (except per share and years data):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,202	$6.38
Granted	1,163	$7.07
Exercised	(47)	$4.93
Canceled	(85)	$6.45
Outstanding at December 31, 2017	2,233	$6.77	8.5	$19,095
Vested and expected to vest at December 31, 2017	2,233	$6.77	8.5	$19,095
Exercisable at December 31, 2017	819	$6.53	8.1	$7,207

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at December 31, 2017 of $15.30 per share and the exercise price of stock options that had strike prices below the closing price. For the year ended December 31, 2017, the total intrinsic value of stock options exercised and cash received from stock option exercises were both approximately $0.2 million. There were no option exercises in 2016.

The assumptions used to estimate the fair value of stock options granted to employees in the years ended December 31, 2017 and 2016 using the Black-Scholes model were as follows:

	Years Ended December 31,
	2017	2016
Weighted average grant date fair value per share	$4.76	$3.09
Expected volatility	75.4% — 77.7%	73.8% — 76.6%
Expected term (in years)	5.50 — 6.08	5.50 — 6.08
Risk free interest rate	1.4% — 2.0%	1.5% — 1.7%
Expected dividend yield	—	—

In estimating fair value for stock options issued under the 2014 Plan, expected volatility was based on historical volatility of comparable publicly-traded companies because our common stock has only been publicly traded since September 16, 2015. Due to the lack of historical option exercise data, we estimated the expected term using the simplified method. The risk-free interest rates are based on the U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. Pursuant to ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, we apply actual forfeitures as they occur.

For the years ended December 31, 2017 and 2016, we recognized $2.3 million and $1.1 million expense related to options, respectively. As of December 31, 2017, unrecognized estimated compensation expense related to options was $5.7 million, which is expected to be recognized over the weighted-average remaining requisite service period of approximately 2.5 years.

Restricted Stock Awards

Restricted stock awards were granted at a price equal to the estimated fair market value on the date of grant. The restricted stock awards generally vest over four years from the original vesting date, with certain grants subject to one-year cliff vesting. The vesting provisions of individual awards may vary as approved by our board of directors. In connection with the issuance of restricted common stock, we maintain a repurchase right where shares of restricted common stock are released from such repurchase right over a period of time of continued service by the recipient. The repurchase price for unvested stock awards will be the lower of (i) the fair market value of the shares of common stock on the date of repurchase or (ii) their original purchase price. As of December 31, 2017, there were 792,765 shares subject to repurchase, of which 663,180 shares were related to employee stock awards, and 129,585 shares were related to non-employee stock awards.

The following is a summary of restricted stock awards activity for the year ended December 31, 2017, in thousands (except weighted-average grant date fair value data):

	Number of Shares	Employee	Non-employee	Weighted- Average Grant Date Fair Value of Employee Awards
Unvested at December 31, 2016	2,020	1,697	323	$0.002
Granted	—	—	—	$—
Vested	(1,193)	(1,000)	(193)	$0.002
Canceled	(34)	(34)	—	$0.002
Unvested at December 31, 2017	793	663	130	$0.002
Vested at December 31, 2017	4,093	3,375	718	$0.002

The following table summarizes share-based compensation expense related to restricted stock awards for the years ended December 31, 2017 and 2016, in thousands:

	Years Ended December 31,
	2017	2016
Employee	$132	$133
Non-employee	2,077	858
Total	$2,209	$991

The total fair value of restricted stock awards vested during the years ended December 31, 2017 and 2016 were $12.7 million and $5.3 million, respectively. As of December 31, 2017, unrecognized estimated compensation expense related to employee restricted stock awards was $0.1 million, which is expected to be recognized over the weighted-average remaining requisite service period of approximately 0.7 years.

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Years Ended December 31,
	2017	2016
Research and development	$3,048	$1,293
General and administrative	1,497	796
Total share-based compensation expense	$4,545	$2,089

13. Related Party Transactions

Our president and chief executive officer is also the sole managing member of Araxes. Four individuals are significant stockholders of each of us and Araxes. The following is a summary of transactions with Araxes for the years ended December 31, 2017 and 2016:

•	Asset Purchase Agreement

Under the asset purchase agreement with Araxes, for the years ended December 31, 2017 and 2016, we paid to Araxes milestone payments of $0.2 million upon dosing of the first patient in the first KO-947 Phase 1 clinical trial in the second quarter of 2017 and $0.1 million to Araxes upon the filing of the IND for KO-947 in the fourth quarter of 2016.

•	Facility Sublease

We sublease office space in San Diego, California from Wellspring. Rent expense, including operating costs, related to the Sublease and the New Sublease, as applicable, for each of the years ended December 31, 2017 and 2016 was approximately $0.2 million and $0.1 million, respectively. Pursuant to the terms of the Sublease, as amended in June 2016, the Sublease would have expired on October 31, 2019. In December 2016, we entered into a third amendment to Sublease pursuant to which the Sublease expired in June 2017.

In December 2016, we entered into the New Sublease with Wellspring for office space in San Diego, California. The New Sublease commenced in June 2017 and will expire on October 31, 2019. See Note 10, Commitments and Contingencies, for further details of the terms of the Sublease and New Sublease.

•	Management Fees

We have a management services agreement with Araxes pursuant to which Araxes pays us a fixed fee of $65,000 per month for management services. In addition, the agreement allows for Araxes to reimburse us an amount equal to the number of full time equivalents, or FTE, performing research and development services for Araxes, at an annual FTE rate of approximately $350,000, plus actual expenses as reasonably incurred. The initial term of this agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the years ended December 31, 2017 and 2016, we recorded reimbursements of approximately $0.3 million and $0.4 million, respectively, for research and development services provided to Araxes, which was recorded as a reduction to research and development expenses on the statements of operations and comprehensive loss. As of December 31, 2017 and 2016, approximately $0.2 million and $0.3 million related to management fees and reimbursements of research and development services, respectively, are included in accounts receivable, related party on the balance sheets.

•	Services Agreement

We have a services agreement with Wellspring pursuant to which we pay Wellspring for research and development services provided to us in an amount equal to the number of FTE’s performing the services, at an annual FTE rate of $400,000, plus actual expenses as reasonably incurred. The initial term of this services agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the years ended December 31, 2017 and 2016, we recognized approximately $1.2 million and $4.0 million, respectively, from research and development services provided to us under this agreement as research and development expense, related party on the statements of operations and comprehensive loss. As of December 31, 2017 and 2016, approximately $0.2 million and $0.7 million, respectively, related to research and development services under this agreement are included in accounts payable and accrued expenses, related party on the balance sheets.

14. Employee Benefit Plan

We have a defined contribution 401(k) plan for all employees. Under the terms of the plan, employees may make voluntary contributions as a percentage or defined amount of compensation. Beginning in 2016, we provide a safe harbor contribution of 3.0% of the employee’s compensation, not to exceed eligible limits. For the years ended December 31, 2017 and 2016, we incurred approximately $0.2 million in expenses in each year related to the safe harbor contribution.

15. Income Taxes

We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. In the normal course of business, our 2014 through 2017 tax years will be subject to examination by the federal and state jurisdictions where applicable. We have not been, nor are we currently, under examination by the federal or any state tax authority.

Our effective income tax rate differs from the statutory federal rate of 34% for the years ended December 31, 2017 and 2016, due to the following, in thousands:

	Years Ended December 31,
	2017	2016
Income taxes at statutory federal rate	$(12,048)	$(9,370)
State income tax, net of federal benefit	(2,226)	(1,823)
Share-based compensation	1,046	564
Research and development tax credits	(476)	(398)
Other	(209)	(112)
Impact of Tax Act	9,517	—
Valuation allowance	4,396	11,139
Income tax expense	$—	$—

Significant components of our deferred tax assets at December 31, 2017 and 2016 are shown below, in thousands:

	December 31,
	2017	2016
Deferred tax assets
Net operating loss carryforwards	$22,050	$18,321
Research and development tax credit carryforwards	1,690	971
Intangibles	708	982
Accruals	692	809
Share-based compensation	601	267
Other	110	104
Total deferred tax assets	25,851	21,454
Less valuation allowance	(25,851)	(21,454)
Net deferred tax assets	$—	$—

Public Law No. 115-97 known as the Tax Cut and Jobs Act, or the Tax Act, was enacted on December 22, 2017. The Tax Act includes numerous changes in existing tax law, including a permanent reduction in the maximum federal corporate income tax rate from 35% to 21%. The rate reduction is effective January 1, 2018. As a result of the Tax Act, we have revalued our net deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally 21% for our Federal deferred tax assets. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our net deferred tax balance was a reduction of $9.5 million. The revaluation does not result in any additional income tax expense as our net deferred tax assets are fully offset by the valuation allowance. The calculations are subject to revision as additional analysis is completed and interpretation and examination of the tax legislation evolves.

At December 31, 2017, we had federal and state net operating loss, or NOL, carryforwards of $75.4 million and $90.9 million, respectively. The federal loss carryforwards begin to expire in 2034, unless previously utilized. We have $90.4 million of state losses that begin to expire in 2034 and $0.5 million of state loss carryforwards that begin to expire in 2030, unless previously utilized. We also have federal and state research and development credit carryforwards of $1.4 million (net of $0.5 million to be utilized as a payroll tax offset) and $1.0 million, respectively. The federal research and development credits will begin to expire in 2034, unless previously utilized. Of the state research and development credits, $0.9 million will carryforward indefinitely and approximately $0.1 million will begin to expire in 2031, unless previously utilized. In 2017 and 2016, pursuant to Section 41(h) of the Internal Revenue Code of 1986, as amended, or IRC, which was added as part of the Protecting Americans from Tax Hikes Act of 2015, we qualified to elect approximately $0.3 million federal research and development credits to be utilized as an offset against future payroll taxes. Accordingly, in 2017 and 2016, we have recognized benefit of approximately $0.3 million in each year as an offset to research and development expenses.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Based on the weight of the evidence, including our limited existence and losses since inception, management has determined that it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $4.4 million and $11.1 million from December 31, 2016 to December 31, 2017 and from December 31, 2015 to December 31, 2016, respectively.

Pursuant to Sections 382 and 383 of the IRC annual use of our NOL or research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We previously completed a study to assess whether an ownership change, as defined by IRC Section 382, had occurred from our formation through March 31, 2016. Based upon this study, we determined that an ownership change occurred but concluded the annual utilization limitation would be sufficient to utilize our pre-ownership change NOLs and research and development credits prior to expiration. We completed an additional study and concluded no further ownership changes occurred through December 31, 2017. Future ownership changes may limit our ability to utilize remaining tax attributes. Any carryforwards that will expire prior to utilization as a result of such additional limitations will be removed from deferred tax assets, with a corresponding reduction of the valuation allowance.

In accordance with authoritative guidance, the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table summarizes the activity related to our unrecognized tax benefits, in thousands:

	December 31,
	2017	2016
Gross unrecognized tax benefits at the beginning of the year	$358	$167
Increases related to prior year tax positions	42	—
Increases from tax positions taken in the current year	215	191
Gross unrecognized tax benefits at the end of the year	$615	$358

Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We did not have any accrued interest or penalties included on the balance sheets and have not recognized interest and penalties on the statements of operations and comprehensive loss for the years ended December 31, 2017 or 2016.

We do not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.