Form 10-Q
period 2018-03-31
Kura Oncology, Inc.
filed 2018-05-08
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the close of business on May 4, 2018, the registrant had 33,353,809 shares of Common Stock ($0.0001 par value) outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	March 31, 2018	December 31, 2017 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,518	$11,433
Short-term investments	111,682	81,712
Accounts receivable, related party	257	216
Prepaid expenses and other current assets	1,904	1,280
Total current assets	140,361	94,641
Property and equipment, net	5	10
Other long-term assets	1,092	1,200
Total assets	$141,458	$95,851

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$8,724	$8,284
Accounts payable and accrued expenses, related party	333	216
Current portion of long-term debt, net	2,294	1,531
Total current liabilities	11,351	10,031
Long-term debt, net	4,861	5,567
Other long-term liabilities	446	388
Total liabilities	16,658	15,986
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 33,354 and 30,217 shares issued as of March 31, 2018 and December 31, 2017, respectively; and 32,856 and 29,424 shares outstanding as of March 31, 2018 and December 31, 2017, respectively; excluding 498 and 793 shares subject to repurchase as of March 31, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	228,759	169,201
Accumulated other comprehensive loss	(68)	(49)
Accumulated deficit	(103,894)	(89,290)
Total stockholders' equity	124,800	79,865
Total liabilities and stockholders' equity	$141,458	$95,851
(1)

The balance sheet data at December 31, 2017 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Expenses:
Research and development	$11,267	$5,220
Research and development, related party	299	293
General and administrative	3,366	2,075
General and administrative, related party	59	65
Total operating expenses	14,991	7,653
Other Income (Expense):
Management fee income, related party	195	195
Interest income	450	128
Interest expense	(258)	(203)
Total other income	387	120
Net Loss	$(14,604)	$(7,533)

Net loss per share, basic and diluted	$(0.46)	$(0.39)
Weighted average number of shares used in computing net loss per share, basic and diluted	31,829	19,464

Comprehensive Loss:
Net Loss	$(14,604)	$(7,533)
Other comprehensive loss	(19)	(1)
Comprehensive Loss	$(14,623)	$(7,534)

 See accompanying notes to condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net loss	$(14,604)	$(7,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,179	894
Non-cash interest expense	57	16
Depreciation expense	5	8
Amortization of premium and accretion of discounts on marketable securities	(275)	19
Changes in operating assets and liabilities:
Accounts receivable, related party	(41)	(46)
Prepaid expenses and other current assets	(624)	(409)
Other long-term assets	(163)	(288)
Accounts payable and accrued expenses	440	(1,088)
Accounts payable and accrued expenses, related party	117	(342)
Other long-term liabilities	58	147
Net cash used in operating activities	(12,851)	(8,622)

Investing Activities
Purchases of marketable securities	(76,207)	(10,543)
Maturities of marketable securities	46,493	20,077
Net cash (used in) provided by investing activities	(29,714)	9,534

Financing Activities
Proceeds from issuance of common stock, net	57,650	—
Proceeds from exercise of stock options	—	5
Net cash provided by financing activities	57,650	5
Net increase in cash and cash equivalents	15,085	917
Cash and cash equivalents at beginning of period	11,433	9,725
Cash and cash equivalents at end of period	$26,518	$10,642

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

References in these Notes to Unaudited Condensed Financial Statements to the “Company,” “we,” “our” or “us,” refer to Kura Oncology, Inc., a Delaware corporation incorporated in the State of Delaware in August 2014, for the periods prior to our reverse merger transaction which took place on March 6, 2015, or the Merger, and Kura Oncology, Inc., a Delaware corporation incorporated in November 2007 and formerly known as Zeta Acquisition Corp. III, for the periods following the Merger.

Basis of Presentation

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 12, 2018, from which we derived our balance sheet as of December 31, 2017. The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

2. Summary of Significant Accounting Policies

Comprehensive Loss

Comprehensive loss is defined as the change in equity during the period from transactions and other events and non-owner sources. For the periods presented, accumulated other comprehensive loss consists of unrealized gains and losses on marketable securities and foreign currency translation adjustments.

Net Loss per Share

Net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of unvested restricted stock awards, outstanding stock options and outstanding warrants.

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the antidilutive effect of the securities. Because of our net loss, unvested restricted stock awards, outstanding stock options and outstanding warrants are excluded from the calculation of diluted net loss per common share for the periods presented, due to the anti-dilutive effect of the securities.

The following table summarizes the number of potentially dilutive securities that were excluded from our calculation of diluted net loss per share, in thousands:

	Three Months Ended March 31,
	2018	2017
Stock options	3,011	2,141
Unvested restricted stock awards	498	1,718
Warrants	34	34
Total	3,543	3,893

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842), which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. We plan to adopt this standard on January 1, 2019 and will evaluate existing leases and recognize a right-to-use asset and lease obligation for all leases with terms greater than 12 months on our condensed financial statements. We are currently evaluating the effect this ASU will have on our condensed financial statements and related disclosures.

3. Investments

We invest in available-for-sale securities consisting of money market funds, U.S. Treasury securities, corporate debt securities and commercial paper. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments on our condensed balance sheets.

The following tables summarize, by major security type, our investments that are measured at fair value on a recurring basis, in thousands:

		As of March 31, 2018
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$11,517	$—	$—	$11,517
Commercial paper	1 or less	6,795	—	—	6,795
U.S. Treasury securities	1 or less	4,997	—	—	4,997
Total cash equivalents		23,309	—	—	23,309

Short-term investments:
Commercial paper	1 or less	57,729	—	—	57,729
U.S. Treasury securities	2 or less	42,620	—	(56)	42,564
Corporate debt securities	1 or less	11,401	—	(12)	11,389
Total short-term investments		111,750	—	(68)	111,682
Total		$135,059	$—	$(68)	$134,991

		As of December 31, 2017
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$5,848	$—	$—	$5,848
Commercial paper	1 or less	2,993	—	—	2,993
Total cash equivalents		8,841	—	—	8,841

Short-term investments:
Commercial paper	1 or less	50,929	—	—	50,929
U.S. Treasury securities	2 or less	22,929	—	(42)	22,887
Corporate debt securities	1 or less	7,903	—	(7)	7,896
Total short-term investments		81,761	—	(49)	81,712
Total		$90,602	$—	$(49)	$90,553

The available-for-sale investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of March 31, 2018, $87.0 million of our short-term investments had maturities less than one year, and $24.7 million had maturities between one to two years. There were no realized gains or losses for the three months ended March 31, 2018. As of March 31, 2018, $49.0 million of our marketable securities were in gross unrealized loss positions, all of which had been in such position for less than 12 months. We reviewed our marketable securities as of March 31, 2018 and determined that the unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that all securities have been in an unrealized loss position for less than 12 months. In addition, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis. As of March 31, 2018, we did not recognize any such impairment in our condensed financial statements.

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

Available-for-sale marketable securities consist of U.S. Treasury securities, which were measured at fair value using Level 1 inputs, and corporate debt securities and commercial paper, which were measured at fair value using Level 2 inputs. We determine the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. We validate the fair values of Level 2 financial instruments by comparing these fair values to a third-party pricing source. No transfers between levels have occurred during the periods presented.

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	As of March 31, 2018
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$11,517	$11,517	$—
Commercial paper	6,795	—	6,795
U.S. Treasury securities	4,997	4,997	—
Total cash equivalents	23,309	16,514	6,795

Short-term investments:
Commercial paper	57,729	—	57,729
U.S. Treasury securities	42,564	42,564	—
Corporate debt securities	11,389	—	11,389
Total short-term investments	111,682	42,564	69,118
Total	$134,991	$59,078	$75,913

	As of December 31, 2017
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$5,848	$5,848	$—
Commercial paper	2,993	—	2,993
Total cash equivalents	8,841	5,848	2,993

Short-term investments:
Commercial paper	50,929	—	50,929
U.S. Treasury securities	22,887	22,887	—
Corporate debt securities	7,896	—	7,896
Total short-term investments	81,712	22,887	58,825
Total	$90,553	$28,735	$61,818

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy.

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following, in thousands:

	March 31, 2018	December 31, 2017
Accounts payable	$2,097	$1,248
Accrued research and development expenses	4,924	3,852
Accrued compensation and benefits	1,053	2,345
Other accrued expenses	650	839
Total accounts payable and accrued expenses	$8,724	$8,284

6. Stockholders’ Equity

In January 2018, we sold an aggregate of 3,136,722 shares of our common stock under our at-the-market issuance sales agreement with Cowen and Company, LLC, or ATM facility, at a weighted average price per share of $18.85 for net proceeds of approximately $57.7 million. In March 2018, we amended the ATM facility to increase the maximum aggregate offering price under the ATM facility from up to $100.0 million to up to $160.0 million, which amount includes the shares of our common stock previously sold under the ATM facility for gross proceeds of approximately $59.3 million.

7. Equity Incentive Plan

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended March 31,
	2018	2017
Research and development	$1,439	$588
General and administrative	740	306
Total share-based compensation expense	$2,179	$894

Restricted stock awards:
Employee	$33	$33
Nonemployee	1,001	383
Total	$1,034	$416

Stock options:
Employee	$1,080	$460
Nonemployee	65	18
Total	$1,145	$478

As of March 31, 2018, unrecognized compensation costs related to employee stock options and restricted stock awards were approximately $15.3 million and $0.1 million, respectively, which are expected to be recognized over a weighted average period of approximately 2.9 years and 0.5 years, respectively.

8. Related Party Transactions

Our president and chief executive officer is also the sole managing member of Araxes Pharma LLC, or Araxes, and is a significant stockholder of each of us and Araxes. The following is a summary of transactions with Araxes for the three months ended March 31, 2018 and 2017:

•	Facility Sublease

We subleased office space in La Jolla, California from Wellspring Biosciences, Inc., or Wellspring, a wholly owned subsidiary of Araxes pursuant to a sublease agreement that expired in June 2017. In December 2016, we entered into a new sublease agreement with Wellspring for office space in San Diego, California, or New Sublease. The New Sublease will expire on October 31, 2019. For both the three months ended March 31, 2018 and 2017, rent expense, including operating costs, related to our subleases was approximately $0.1 million.

•	Management Fees

We have a management services agreement with Araxes pursuant to which Araxes pays us a fixed fee of $65,000 per month for management services. The management services agreement was amended in April 2018 to reduce the fixed fee to $60,000 per month. In addition, the agreement allows for Araxes to reimburse us an amount equal to the number of full time equivalents, or FTE, performing research and development services for Araxes, at an annual FTE rate of approximately $367,000, plus actual expenses as reasonably incurred. The initial term of this agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended March 31, 2018 and 2017, we recorded reimbursements of approximately $0.1 million in each period for research and development services provided to Araxes, which was recorded as a reduction to research and development expenses on our condensed statements of operations and comprehensive loss. As of March 31, 2018 and December 31, 2017, approximately $0.2 million related to management fees and reimbursements of research and development services are included in accounts receivable, related party on our condensed balance sheets.

•	Services Agreement

We have a services agreement with Wellspring pursuant to which we pay Wellspring for research and development services provided to us in an amount equal to the number of FTE’s performing the services, at an annual FTE rate of $400,000, plus actual expenses as reasonably incurred. The initial term of this services agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended March 31, 2018 and 2017, we recognized approximately $0.3 million and $0.4 million, respectively, from research and development services provided to us under this agreement as research and development expense, related party on our condensed statements of operations and comprehensive loss. As of March 31, 2018 and December 31, 2017, approximately $0.3 million and $0.2 million, respectively, related to research and development services under this agreement are included in accounts payable and accrued expenses, related party on our condensed balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and notes thereto as of and for the fiscal year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission, or SEC, on March 12, 2018.

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

References to the “Company,” “we,” “us” and “our” refer to Kura Oncology, Inc., a Delaware corporation incorporated in the State of Delaware in August 2014, for the periods prior to our reverse merger transaction which took place on March 6, 2015, or the Merger, and Kura Oncology, Inc., a Delaware corporation incorporated in November 2007 and formerly known as Zeta Acquisition Corp. III, for the periods following the Merger.

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

Based on the positive results observed to date in our ongoing Phase 2 study, or the RUN-HN trial, and following feedback from the United States Food and Drug Administration, or the FDA, and other regulatory authorities, we are preparing to initiate a global, registration-directed Phase 2 clinical trial of tipifarnib in at least 59 recurrent or metastatic patients with HRAS mutant HNSCC, which we named the AIM-HN trial, in the second half of 2018. In addition to AIM-HN, we also plan to conduct a non-interventional screening and outcomes study, which we are calling our SEQ-HN study, to characterize the natural history of patients with recurrent or metastatic HNSCC with HRAS mutations and to facilitate the identification of patients with HRAS mutations for potential enrollment into our AIM-HN trial.

We are continuing to enroll HRAS mutant HNSCC patients in the RUN-HN trial and have expanded the trial to include a cohort of patients with other HRAS mutant squamous cell carcinomas, including patients with squamous cutaneous cancers, and lung squamous cell carcinoma, or LSCC. Meanwhile, an investigator-sponsored clinical trial of tipifarnib in patients with HRAS mutant urothelial carcinomas is ongoing, with another investigator-sponsored clinical trial of tipifarnib in patients with HRAS mutant LSCC expected to initiate in 2018.

In addition to our tipifarnib development program in solid tumors, we have identified potential biomarkers of activity for tipifarnib in hematologic malignancies, including: peripheral T-cell lymphomas, or PTCL; myelodysplastic syndromes, or MDS; acute myeloid leukemia, or AML; and chronic myelomonocytic leukemia, or CMML. These potential biomarkers include CXCL12 pathway biomarkers and markers of bone marrow homing. We continue to conduct our ongoing Phase 2 clinical trials with the goal of confirming the clinical activity of tipifarnib in these hematologic malignancies, validating our biomarker hypotheses and optimizing dose and schedule for each disease to build a data package supporting advancement to future pivotal studies. In May 2018, we were issued a U.S. patent directed to the use of tipifarnib in patients with CXCL12-expressing PTCL and AML. The patent has an expiration date of November 2037, excluding any possible patent term extension.

Our second product candidate is KO-947, a potent and selective small molecule inhibitor of extracellular signal related kinase which we are advancing as a potential treatment for patients with tumors that have mutations in, or other dysregulation of, the mitogen-activated protein kinase signaling pathway. Our preclinical data suggest that KO-947 has anti-tumor activity in KRAS- or BRAF-mutant adenocarcinomas as well as squamous cell carcinomas characterized by 11q13 amplifications. Our Phase 1 clinical trial of KO-947 in patients with locally advanced unresectable or metastatic, relapsed and/or refractory, non-hematological malignancies is ongoing, with the goal to assess the safety profile of KO-947 and identify a recommended dose and schedule that would permit KO-947 to be evaluated in a Phase 2 study in a patient population selected for potential clinical activity based on potential biomarkers we have identified in our preclinical studies.

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

ATM Facility

In January 2018, we sold an aggregate of 3,136,722 shares of our common stock under our at-the-market issuance sales agreement with Cowen and Company, LLC, or ATM facility, at a weighted average price per share of $18.85 for net proceeds of approximately $57.7 million. In March 2018, we amended the ATM facility to increase the maximum aggregate offering price under the ATM facility from up to $100.0 million to up to $160.0 million, which amount includes the shares of our common stock previously sold under the ATM facility for gross proceeds of approximately $59.3 million. As of May 4, 2018, we have availability under the ATM facility to sell up to approximately $100.7 million in shares of our common stock.

Liquidity Overview

  As of March 31, 2018, we had cash, cash equivalents and short-term investments of $138.2 million. We expect our existing cash, cash equivalents and short-term investments will be sufficient to fund our current operations into the first half of 2020. However, we may need to raise additional funds sooner than expected to pursue other development activities related to our pipeline programs. We may seek to obtain additional financing in the future through equity or debt financings, or through collaborations, strategic partnerships or licensing arrangements with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Our accumulated deficit was $103.9 million as of March 31, 2018. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, contract services and research supply, equipment and facility costs. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses (in other research and development projects or otherwise) and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of March 31, 2018, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table sets forth our results of operations and changes for the periods presented, in thousands:

	Three Months Ended March 31,
	2018	2017	Change
Research and development expenses	$11,566	$5,513	$6,053
General and administrative expenses	3,425	$2,140	1,285
Other income, net	387	120	267

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended March 31,
	2018	2017	Change
External research and development expenses:
Tipifarnib	$7,052	$2,344	$4,708
KO-947	630	718	(88)
Discovery and preclinical stage programs, collectively	803	699	104
Internal research and development expenses	3,081	1,752	1,329
Total research and development expenses	$11,566	$5,513	$6,053

The increase in external research and development expense for tipifarnib for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to increases of $3.8 million in clinical development expenses related to our ongoing Phase 2 clinical trials and companion diagnostics activities, and $0.9 million in manufacturing activities. Internal research and development expenses include personnel costs, non-cash share-based compensation expense, facilities and overhead expenses. The increase in internal research and development expenses was primarily due to increases of $0.9 million in non-cash share-based compensation and $0.5 million in personnel costs. We expect our research and development expenses to increase in future periods as we continue clinical development activities for our tipifarnib and KO-947 product candidates and further research and development of our other programs.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to increases of $0.4 million in share-based compensation expense, $0.3 million in personnel costs and $0.3 million in patent related costs. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Other income, net. The increase in other income, net, for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to an increase of $0.3 million in interest income.

Liquidity and Capital Resources

As of March 31, 2018, we had cash, cash equivalents and short-term investments of $138.2 million. Since our inception, we have funded our operations primarily through equity and debt financings. We have devoted our resources to funding our research and development programs, including discovery research, preclinical and clinical development activities.

In January 2018, we sold an aggregate of 3,136,722 shares of our common stock under the ATM facility at a weighted average price per share of $18.85 for net proceeds of approximately $57.7 million. In March 2018, we amended the ATM facility to increase the maximum aggregate offering price under the ATM facility from up to $100.0 million to up to $160.0 million, which amount includes the shares of our common stock previously sold under the ATM facility for gross proceeds of approximately $59.3 million. As of May 4, 2018, we have availability under the ATM facility to sell up to approximately $100.7 million in shares of our common stock.

In April 2016, we entered into a loan and security agreement, as amended in May 2017, or the loan agreement, with Oxford Finance LLC and Silicon Valley Bank, or collectively referred to as the lenders. Under the loan agreement, we have borrowed $7.5 million, or Term Loan. The Term Loan matures on November 1, 2020, or Maturity Date. Repayment on the Term Loan is interest only through May 1, 2018, followed by 30 equal monthly payments of principal plus accrued interest commencing on June 1, 2018. The per annum interest rate for the Term Loan is the greater of (i) 7.75% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.25%. In addition, a final payment of 7.50% of the amounts of the term loan will be due on the earlier of the Maturity Date, acceleration or prepayment of the Term Loan. If we elect to prepay the Term Loan, a prepayment fee equal to 1% or 2% of the principal balance also will be due, depending upon when the prepayment occurs.

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

As of March 31, 2018, we had an accumulated deficit of $103.9 million. We have incurred operating losses since inception and negative cash flows from operating activities. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year. To date, we have not generated any revenues from product sales, and we do not have any approved products. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We are subject to all of the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, collaborations, strategic partnerships or licensing arrangements. We do not have any committed external source of funds. Additional capital may not be available on reasonable terms, if at all. Subject to limited exceptions, our term loan facility also prohibits us from incurring indebtedness without the prior written consent of the lenders. To the extent that we raise additional capital through the sale of stock or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be unable to carry out our business plan. As a result, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our product candidates even if we would otherwise prefer to develop and commercialize such product candidates ourselves, and our business, financial condition and results of operations would be materially adversely affected.

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(12,851)	$(8,622)
Net cash (used in) provided by investing activities	(29,714)	9,534
Net cash provided by financing activities	57,650	5

Operating Activities – The increase of $4.2 million in net cash used in operating activities for the three months ended March 31, 2018 as compared to the same period in 2017 was primarily due to a higher net loss of $7.1 million, offset by a $2.0 million decrease in payments of accounts payable and accrued expenses and a $1.3 million increase in non-cash share-based compensation during the three months ended March 31, 2018.

Investing Activities – The decrease of $39.2 million in net cash provided by investing activities for the three months ended March 31, 2018 as compared to the same period in 2017 was due to a $65.6 million increase in purchases of marketable securities, offset by a $26.4 million increase in proceeds from maturities of marketable securities.

Financing Activities – Net cash provided by financing activities for the three months ended March 31, 2018 consisted primarily of an aggregate of approximately $57.7 million in net proceeds from the sale of common stock under the ATM facility.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates of the Company

Our discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about our financial condition and results of operations that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Management Estimates,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(c) of Regulation S-K, we are not required to provide disclosures under this item until after December 31, 2018.

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

Changes in Internal Control over Financial Reporting

 There have been no changes in our internal control over financial reporting that occurred during our most recent quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information included or incorporated by reference in this Quarterly Report and in our other public filings, you should carefully consider the risks described below in evaluating our company. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018.

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

We are a clinical-stage company with no approved products and no historical product revenue. Consequently, we expect that our financial and operating results will vary significantly from period to period.*

We are a clinical-stage company that has incurred losses since our inception and expect to continue to incur substantial losses in the foreseeable future. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We expect our actual financial condition and operating results to fluctuate significantly from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

•	the success of our clinical trials through all phases of clinical development;
•	delays in the commencement, enrollment and timing of clinical trials;
•

our ability to secure and maintain collaborations, licensing or other arrangements for the future development and/or commercialization of our product candidates, as well as the terms of those arrangements;

•	our and our collaborators’ ability to develop and validate companion diagnostics for our product candidates;
•	our ability to obtain, as well as the timeliness of obtaining, additional funding to develop our product candidates;
•	the results of clinical trials or marketing applications for product candidates that may compete with our product candidates;
•	competition from existing products or new products that may receive marketing approval;
•	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;
•	any delays in regulatory review and approval of our product candidates;
•	our ability to identify and develop additional product candidates;
•	the ability of patients or healthcare providers to obtain sufficient coverage and adequate reimbursement for our products;
•	our ability, and the ability of third parties such as contract research organizations, or CROs, to adhere to clinical study and other regulatory requirements;
•	the ability of third-party manufacturers to manufacture our product candidates and key ingredients needed to conduct clinical trials and, if approved, successfully commercialize our products;
•	the costs to us, and our ability as well as the ability of any third-party collaborators, to obtain, maintain and protect our intellectual property rights;
•	costs related to and outcomes of any future intellectual property litigation;
•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively; and
•	our ability to build our finance infrastructure and, to the extent required, improve our accounting systems and controls.

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

Risks Related to the Discovery and Development of Our Product Candidates

We are highly dependent on the success of our lead product candidate, tipifarnib, which is still in clinical development, and we cannot give any assurance that tipifarnib or any other product candidates, will receive regulatory approval, which is necessary before they can be commercialized.*

Our future success is highly dependent on our ability to obtain regulatory approval for, and then successfully commercialize our lead product candidate, tipifarnib. Our other product candidates are in earlier stages of development. Our business depends entirely on the successful development and commercialization of our product candidates. We have not completed the development of any product candidates; we currently generate no revenues from sales of any product, and we may never be able to develop a marketable product.

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

We plan to initiate our AIM-HN trial in patients with HRAS mutant HNSCC, in the second half of 2018. There is no guarantee that this trial will commence or be completed on time or at all. Prior to receiving approval to commercialize tipifarnib or future product candidates, if any, in the United States or internationally, we must demonstrate to the satisfaction of the FDA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways, and the favorable results from previous trials of a drug candidate may not be replicated in subsequent clinical trials. There is no guarantee that the high level of clinical activity observed in our ongoing Phase 2 RUN-HN clinical trial will be replicated in our planned AIM-HN clinical trial. Even if we believe the preclinical or clinical data are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. We maintain frequent, ongoing dialog with the FDA and other regulatory bodies regarding our clinical trial design, including the patient selection criteria, dosing plan and statistical analysis plan. There is a risk that the FDA or other regulatory agencies could at any time raise objections. Any such objections could delay the initiation or completion of our planned AIM-HN clinical trial. Although we believe from our discussions with the FDA and the minutes from our recent End of Phase 2 meeting with the FDA, that if our AIM-HN clinical trial is positive, there is the potential for accelerated approval of tipifarnib for the treatment of patients with relapsed or refractory HNSCC who harbor the HRAS mutation, the FDA has substantial discretion in the approval process and may not grant approval based on data from the AIM-HN and RUN-HN trials. Even if the trial results are positive, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do. If the results of the trial are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant additional resources to conduct additional trials in support of potential approval of tipifarnib.

We have not previously submitted a New Drug Application, or NDA, to the FDA, or similar product approval filings to comparable foreign authorities, or received marketing approval for any product candidate, and we cannot be certain that tipifarnib will be successful in clinical trials or receive regulatory approval for any indication. We cannot anticipate whether or when we will seek regulatory review of tipifarnib for any other indications. If we do not receive regulatory approvals for and successfully commercialize tipifarnib on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market tipifarnib, our revenues will be dependent, in part, on our collaborator’s ability to commercialize the companion diagnostic as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for the treatment of HNSCC are not as significant as we estimate, our business and prospects will be harmed.

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

Enrollment in our ongoing Phase 2 clinical trial of tipifarnib in patients with HRAS mutant HNSCC has proceeded more slowly than anticipated. We believe this may be primarily due to two factors. First, with the approvals in the United States of the immune therapy agents nivolumab and pembrolizumab, many HNSCC patients are now being treated with one of these agents after failure of first line treatments such as chemotherapy and/or cetuximab. Nivolumab has also received marketing approval in certain countries in the European Union. Second, many physicians who treat HNSCC patients do not routinely screen their patients for genetic mutations, such as HRAS, which we believe is because, to date, targeted therapies have not been available to treat HNSCC patients. To seek to address these issues, we expanded the number of clinical sites in Europe and in the United States and have contracted with third-party laboratories to facilitate the genetic screening of patients for our clinical sites. We expect that we will have to adopt similar measures for our planned AIM-HN clinical trial of tipifarnib in HRAS mutant HNSCC. There is no guarantee that these efforts will be effective in accelerating enrollment in our ongoing Phase 2 clinical trial of tipifarnib in patients with HRAS mutant HNSCC or in our planned AIM-HN clinical trial.

Additionally, in estimating the frequency of biomarkers, such as the frequency of HRAS mutations in patients with HNSCC, we rely on data published in the scientific literature as well as our experience and that of our collaborators. Initial studies on the frequency of HRAS mutation in HNSCC were conducted in a mostly human papillomavirus, or HPV, negative population that does not reflect the increase in HPV-related HNSCC in the United States. The technologies used to identify mutations in published datasets may be different from the technologies we are using currently, which may make it more difficult to compare results across clinical trials. Moreover, sample quality in academic studies of molecular biomarkers may not reflect standard clinical practice that is focused on pathological diagnosis. If the frequency of HRAS mutations detected in our ongoing clinical trials for tipifarnib is significantly different, it may take us longer to screen patients to identify those patients with HRAS mutations who may be candidates for our clinical trials. Even if patients carrying HRAS mutations are identified, interest to participate in clinical trials is low in HNSCC and potential study subjects may be located far away from potential clinical trial sites. Any delay or failure by us or third-party collaborators to screen patients or identify patients with HRAS mutations for enrollment in our ongoing trials could delay or prevent us from completing our clinical trials which could prevent us from obtaining regulatory approval or commercializing tipifarnib on a timely or profitable basis, or at all.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates, including:

•	unforeseen safety issues or adverse side effects;
•	failure of our companion diagnostics in identifying patients;
•	modifications to protocols of our clinical trials resulting from the FDA or comparable foreign regulatory authorities or institutional review board, or IRB, decisions; and
•	ambiguous or negative interim results of our clinical trials or results that are inconsistent with earlier results.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.*

The risk of failure for our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. For example, the preliminary data we have presented from our positive Phase 2 clinical trial of tipifarnib in HRAS mutant HNSCC, may not predict the results of our planned AIM-HN clinical trial or any other later-stage clinical trials we may conduct. The primary endpoint of our planned AIM-HN clinical trial will be objective response rate as determined using RECIST 1.1 criteria and as determined by independent radiological review. Independent radiological review refers to a formal process whereby third-party radiologists who are not affiliated with the drug development program are engaged to provide an independent assessment of the primary radiological images. All of our patient responses disclosed to date in our ongoing Phase 2 clinical trial in HRAS mutant HNSCC have been assessed by the trial investigators. In contrast to independent radiology review, investigator assessed response is performed by investigators or their affiliated radiology colleagues who may be aware of the study treatment, patient history or other information that could impact their choices in applying the rules and conventions of RECIST 1.1. Conversely, independent radiology reviewers have limited access to non-radiographic clinical information or other ancillary information, which could have informed their application of RECIST 1.1 response rules. The published literature demonstrates a consistent decrease in response rate when investigator assessed response rates are verified by independent radiology review. Furthermore, HNSCC lesions are difficult to assess due to the complexity of the anatomic locations. For our AIM-HN clinical trial we will be identifying trial subjects with measurable disease that meets criteria for RECIST 1.1 target lesions by independent radiology review. This may further reduce the number of subjects eligible to join the AIM-HN trial within the small pool of HRAS mutant HNSCC patients.

Potential molecular biomarkers we have identified in retrospective analyses of data from clinical trials of tipifarnib in certain hematological cancer indications may not be validated as biomarkers of tipifarnib activity in our ongoing Phase 2 clinical trials or future clinical trials we may conduct in these indications. Results from clinical trials conducted at a single clinical site or a small number of clinical sites, may not be predictive of results from additional clinical sites or from subsequent clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, the FDA previously issued a non-approval letter to Janssen Pharmaceutica NV, or Janssen, for tipifarnib as a treatment for elderly, untreated AML in June 2005. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

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

As one of the central elements of our business strategy and clinical development approach, we seek to screen and identify subsets of patients with molecular or genetic alterations who may derive meaningful benefit from our product candidates. To achieve this, certain of our programs will require the development and commercialization of a companion diagnostic. We rely on third-party collaborators for development of companion diagnostics for use in clinical trials and, if successful, will rely on third-party collaborators for development of companion diagnostics for commercialization of our product candidates. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. For example, for tipifarnib for the treatment of HRAS mutant HNSCC, we and our third-party collaborators are working to develop and validate a qualitative polymerase chain reaction-based assay, to identify patients with HRAS mutant tumors, and to prepare and submit an investigational device exemption, or IDE, for use of the companion diagnostic in our planned AIM-HN clinical trial in this indication. In our ongoing Phase 2 clinical trial of tipifarnib in HRAS mutation HNSCC, patients are currently being enrolled based on information from the clinical sites on the patients’ tumor HRAS mutation status. Typically, this information is being obtained by the clinical sites from next-generation sequencing, or NGS, panels used by the site to characterize patients’ tumors. The results of NGS panels being currently used at our clinical sites may not be accurate or consistent across sites, and our development of tipifarnib or a companion diagnostic may be delayed or complicated by a change in assay methodology.

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

The manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of drug formulation and manufacturing techniques and process controls. Manufacturers of active pharmaceutical ingredient, or APIs, and pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We have recently developed a modified drug product manufacturing process and a modified tablet formulation of tipifarnib which we plan to use in our AIM-HN clinical trial pending completion of our Phase 1 relative bioavailability study in healthy volunteers. Even if this study confirms the relative bioavailability between the tablets, we cannot be certain that in our AIM-HN or other clinical trials we will not observe differences between the tablets which could impact clinical outcomes.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after an NDA is submitted to the FDA. We are completely dependent on our contract manufacturing partners for compliance with the FDA’s requirements for manufacture of both the active drug substances and finished drug product for tipifarnib and our other product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s regulatory requirements, they will not be able to secure or maintain FDA approval for the manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture our products, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

•

the federal Anti-Kickback Statute prohibits, among other things, individuals and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•

the federal civil and criminal false claims and civil monetary penalties laws, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, prohibits, among other things, individuals and entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information on covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity;

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

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and

•

state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by or are in conflict with HIPAA, thus complicating compliance efforts, including the European Union General Data Protection Regulation, or GDPR, which will come into effect on May 25, 2018, and which imposes privacy and security obligations on any entity that collects and/or processes health data from individuals located in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. As well as complicating our compliance efforts, non-compliance with these laws could result in penalties or significant legal liability.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, individual imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. For example, since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. On December 22, 2017, President Trump signed into law new federal tax legislation which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. We continue to evaluate the potential impact of the ACA and its possible repeal or replacement on our business.

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

Our patent rights may not protect our patent protected products and product candidates if competitors devise ways of making products that compete with us without legally infringing our patent rights. For example, our patent rights in tipifarnib are limited in ways that affect our ability to exclude third parties from competing against us. In particular, the patent term for the composition of matter patents covering the API of tipifarnib expired in the United States and countries in Europe in 2016. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. In July 2017, the U.S. Patent and Trademark Office, or U.S. PTO, issued us a patent directed to the use of tipifarnib in certain patients with HRAS mutant HNSCC and in May 2018 the U.S. PTO issued us a patent directed to the use of tipifarnib in patients with CXCL12-expressing PTCL or AML. Although these patents are currently in force, there is no guarantee that a court would agree that either of the patents are valid or enforceable. Further, if a competitor were to develop tipifarnib for use in an indication other than that claimed by the patents, we would not be able to prevent them from marketing tipifarnib in the United States or other jurisdictions based on the patent. We are pursuing additional U.S. and foreign method of use patents for tipifarnib, however there is no guarantee that any such patents will be granted. In April 2017, the U.S. PTO issued us a patent covering the composition of matter of KO-947 and certain structurally related compounds, and methods of using the compounds for the treatment of cancers. We are pursuing additional U.S. and foreign patents for KO-947, however there is no guarantee that any such patents will be granted. Patent term extension may be available in the United States to account for regulatory delays in obtaining human marketing approval for a product candidate; however, only one patent may be extended per marketed compound. Under our license agreement with Janssen, we and Janssen agree to cooperate in obtaining available patent term extensions. We and Janssen may not reach agreement and no patent term extension may be obtained. Additionally, the applicable authorities, including the U.S. PTO and the FDA, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to patents, or may grant more limited extensions than requested. If this occurs, our competitors who obtain the requisite regulatory approval can offer products with the same API as tipifarnib so long as the competitors do not infringe any method of use patents that we may hold. Competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

Risks Related to Employee Matters, Managing Growth and Macroeconomic Conditions

We currently have a limited number of employees, are highly dependent on our Chief Executive Officer and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are a clinical development company with a limited operating history, and, as of March 31, 2018, we had only 32 full-time employees and one part-time employee. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, Antonio Gualberto, M.D., Ph.D., our Head of Development and Chief Medical Officer, and Pingda Ren, Ph.D., our Senior Vice President, Chemistry and Pharmaceutical Sciences, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Additionally, Dr. Wilson currently also serves as President and Chief Executive Officer of Avidity Biosciences, LLC. As a result, Dr. Wilson is not able to devote all of his business time and attention to our business. Conflicts may arise in the future if there are competing demands on Dr. Wilson’s time and attention and our business may be harmed as a result.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 until March 31, 2018, were $24.03 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

As a public company, we have incurred and will incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, as well as rules implemented by the SEC, Nasdaq or any other stock exchange or inter-dealer quotations system on which our common stock may be listed in the future. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years.

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

We are an “emerging growth company” under the Jumpstart Our Business Startups Act. As an emerging growth company we are eligible to take advantage of certain extended accounting standards and exemptions from various reporting requirements that are not available to other public reporting companies that are not emerging growth companies. For instance, we are exempt from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and financial statements, commonly known as an “auditor discussion and analysis”; we are not required to hold a nonbinding advisory stockholder vote on executive compensation or any golden parachute payments not previously approved by stockholders; we are not required to comply with the requirement of auditor attestation of management’s assessment of internal control over financial reporting, which is required for some other public reporting companies by Section 404 of the Sarbanes-Oxley Act; we are eligible for reduced disclosure obligations regarding executive compensation in our periodic and annual reports; and we are eligible for reduced financial statement disclosure in any registration statements under the Securities Act or reports under the Exchange Act that we may file. For as long as we continue to be an emerging growth company, which we anticipate will be for the foreseeable future, we expect that we will take advantage of the reduced disclosure obligations available to us as an emerging growth company. As a result, our publicly available disclosure may not be as robust or comprehensive as that of other public reporting companies that are not emerging growth companies.

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

If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders or the perception that such sales could occur could cause the market price of our common stock to decline. In January 2018, we sold an aggregate of 3,136,722 shares of our common stock under the ATM facility at a weighted average price per share of $18.85 for net proceeds of approximately $57.7 million. In March 2018, we amended the ATM facility to increase the maximum aggregate offering price under the ATM facility from up to $100.0 million to up to $160.0 million, which amount includes the shares of our common stock previously sold under the ATM facility for gross proceeds of approximately $59.3 million. As of May 4, 2018, we have availability under the ATM facility to sell up to approximately $100.7 million in shares of our common stock.

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of March 31, 2018, we had 950,058 shares of common stock reserved for future issuance under our 2014 Plan and options to purchase up to an aggregate of 3,010,583 shares of common stock outstanding. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2018, an automatic increase pursuant to the 2014 Plan occurred, resulting in 1,208,683 additional shares available for future grant under the 2014 Plan. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of March 31, 2018, we had 238,705 shares of common stock reserved for future issuance under our ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2017, the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in January 2018.

In addition, warrants to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share are outstanding as of March 31, 2018.

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

Our ability to use net operating losses to offset future taxable income may be subject to limitations.*

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

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Agreement and Plan of Merger, dated March 6, 2015, by and among the Registrant, Kura Operations, Inc. and Kura Oncology, Inc.		8-K (Exhibit 2.1)	3/12/2015	000-53058

2.2	Agreement and Plan of Merger, dated March 6, 2015, by and between the Registrant and Kura Oncology, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	3/12/2015	000-53058

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Registration Rights Agreement, dated as of March 6, 2015, by and among Kura Oncology, Inc. and the Investors listed on Schedule A thereto.		8-K (Exhibit 4.2)	3/12/2015	000-53058

4.3	Warrant to Purchase Stock by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

10.1	Second Amendment to Management Services Agreement, effective as of April 1, 2018, by and between the Registrant and Araxes Pharma LLC.	X

10.2	Amended and Restated Sales Agreement, dated March 12, 2018, by and between the Registrant and Cowen and Company, LLC.		8-K (Exhibit 10.1)	3/12/2018	001-37620

10.3+	Kura Oncology, Inc. Amended and Restated Non-Employee Director Compensation Policy.		10-K (Exhibit 10.10)	3/12/2018	001-37620

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kura Oncology, Inc.
A Delaware corporation

Date: May 8, 2018	By: /s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2018	By: /s/ Heidi Henson
Heidi Henson
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)