Form 10-Q
period 2018-06-30
Kura Oncology, Inc.
filed 2018-08-06
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of the close of business on August 3, 2018, the registrant had 37,975,302 shares of Common Stock ($0.0001 par value) outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	June 30, 2018	December 31, 2017 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,658	$11,433
Short-term investments	108,227	81,712
Accounts receivable, related party	230	216
Prepaid expenses and other current assets	2,420	1,280
Total current assets	128,535	94,641
Property and equipment, net	1	10
Other long-term assets	1,091	1,200
Total assets	$129,627	$95,851

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$9,330	$8,284
Accounts payable and accrued expenses, related party	437	216
Current portion of long-term debt, net	2,813	1,531
Total current liabilities	12,580	10,031
Long-term debt, net	4,150	5,567
Other long-term liabilities	500	388
Total liabilities	17,230	15,986
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 33,375 and 30,217 shares issued as of June 30, 2018 and December 31, 2017, respectively; and 33,173 and 29,424 shares outstanding as of June 30, 2018 and December 31, 2017, respectively; excluding 202 and 793 shares subject to repurchase as of June 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in capital	231,120	169,201
Accumulated other comprehensive loss	(93)	(49)
Accumulated deficit	(118,633)	(89,290)
Total stockholders' equity	112,397	79,865
Total liabilities and stockholders' equity	$129,627	$95,851
(1)

The balance sheet data at December 31, 2017 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Expenses:
Research and development	$11,099	$5,158	$22,366	$10,378
Research and development, related party	377	494	676	787
General and administrative	3,736	2,217	7,102	4,292
General and administrative, related party	64	61	123	126
Total operating expenses	15,276	7,930	30,267	15,583
Other Income (Expense):
Management fee income, related party	180	195	375	390
Interest income	624	124	1,074	252
Interest expense	(267)	(209)	(525)	(412)
Total other income	537	110	924	230
Net Loss	$(14,739)	$(7,820)	$(29,343)	$(15,353)

Net loss per share, basic and diluted	$(0.45)	$(0.40)	$(0.91)	$(0.78)
Weighted average number of shares used in computing net loss per share, basic and diluted	32,971	19,789	32,403	19,627

Comprehensive Loss:
Net Loss	$(14,739)	$(7,820)	$(29,343)	$(15,353)
Other comprehensive loss	(25)	(3)	(44)	(4)
Comprehensive Loss	$(14,764)	$(7,823)	$(29,387)	$(15,357)

 See accompanying notes to condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net loss	$(29,343)	$(15,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	4,415	1,924
Non-cash interest expense	114	32
Depreciation expense	9	16
Amortization of premium and accretion of discounts on marketable securities	(703)	3
Changes in operating assets and liabilities:
Accounts receivable, related party	(14)	(9)
Prepaid expenses and other current assets	(1,026)	(462)
Other long-term assets	(42)	(117)
Accounts payable and accrued expenses	814	(502)
Accounts payable and accrued expenses, related party	221	(373)
Other long-term liabilities	112	109
Net cash used in operating activities	(25,443)	(14,732)

Investing Activities
Purchases of marketable securities	(106,850)	(19,360)
Maturities of marketable securities	80,993	36,327
Net cash (used in) provided by investing activities	(25,857)	16,967

Financing Activities
Proceeds from issuance of common stock, net	57,650	159
Proceeds from exercise of stock options	125	35
Repayment of long-term debt	(250)	—
Net cash provided by financing activities	57,525	194
Net increase in cash and cash equivalents	6,225	2,429
Cash and cash equivalents at beginning of period	11,433	9,725
Cash and cash equivalents at end of period	$17,658	$12,154

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

References in these Notes to Unaudited Condensed Financial Statements to the “Company,” “we,” “our” or “us,” refer to Kura Oncology, Inc.

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

The following table summarizes the number of potentially dilutive securities that were excluded from our calculation of diluted net loss per share, in thousands:

	Three and Six Months Ended
	2018	2017
Stock options	3,097	2,214
Unvested restricted stock awards	202	1,387
Warrants	34	34
Total	3,333	3,635

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842), which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. ASU 2016-02 is required to be adopted at the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11 to provide another transition method for adoption of the new lease standard by recognizing a cumulative-effect adjustment to the opening balance sheet of retained earnings in the period of adoption. We plan to adopt the lease standard using this alternative transition method on January 1, 2019 and will evaluate existing leases and recognize a right-to-use asset and lease obligation for all leases with terms greater than 12 months on our condensed financial statements. We are currently evaluating the effect the new lease standard will have on our condensed financial statements and related disclosures.

3. Investments

We invest in available-for-sale securities consisting of money market funds, U.S. Treasury securities, corporate debt securities and commercial paper. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments on our condensed balance sheets.

The following tables summarize, by major security type, our investments that are measured at fair value on a recurring basis, in thousands:

		As of June 30, 2018
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$11,317	$—	$—	$11,317
Commercial paper	1 or less	3,997	—	—	3,997
Total cash equivalents		15,314	—	—	15,314

Short-term investments:
U.S. Treasury securities	2 or less	49,620	1	(85)	49,536
Commercial paper	1 or less	47,281	—	—	47,281
Corporate debt securities	1 or less	11,424	—	(14)	11,410
Total short-term investments		108,325	1	(99)	108,227
Total		$123,639	$1	$(99)	$123,541

		As of December 31, 2017
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$5,848	$—	$—	$5,848
Commercial paper	1 or less	2,993	—	—	2,993
Total cash equivalents		8,841	—	—	8,841

Short-term investments:
U.S. Treasury securities	2 or less	22,929	—	(42)	22,887
Commercial paper	1 or less	50,929	—	—	50,929
Corporate debt securities	1 or less	7,903	—	(7)	7,896
Total short-term investments		81,761	—	(49)	81,712
Total		$90,602	$—	$(49)	$90,553

The available-for-sale investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of June 30, 2018, $93.4 million of our short-term investments had maturities less than one year, and $14.8 million had maturities between one to two years. There were no realized gains or losses for the three and six months ended June 30, 2018. As of June 30, 2018, $51.0 million of our marketable securities were in gross unrealized loss positions, all of which had been in such position for less than 12 months. We reviewed our marketable securities as of June 30, 2018 and determined that the unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that all securities have been in an unrealized loss position for less than 12 months. In addition, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis. As of June 30, 2018, we did not recognize any such impairment in our condensed financial statements.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	As of June 30, 2018
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$11,317	$11,317	$—
Commercial paper	3,997	—	3,997
Total cash equivalents	15,314	11,317	3,997

Short-term investments:
U.S. Treasury securities	49,536	49,536	—
Commercial paper	47,281	—	47,281
Corporate debt securities	11,410	—	11,410
Total short-term investments	108,227	49,536	58,691
Total	$123,541	$60,853	$62,688

	As of December 31, 2017
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$5,848	$5,848	$—
Commercial paper	2,993	—	2,993
Total cash equivalents	8,841	5,848	2,993

Short-term investments:
U.S. Treasury securities	22,887	22,887	—
Commercial paper	50,929	—	50,929
Corporate debt securities	7,896	—	7,896
Total short-term investments	81,712	22,887	58,825
Total	$90,553	$28,735	$61,818

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy.

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following, in thousands:

	June 30, 2018	December 31, 2017
Accounts payable	$1,755	$1,248
Accrued research and development expenses	5,242	3,852
Accrued compensation and benefits	1,563	2,345
Other accrued expenses	770	839
Total accounts payable and accrued expenses	$9,330	$8,284

6. Stockholders’ Equity

In January 2018, we sold an aggregate of 3,136,722 shares of our common stock under our at-the-market issuance sales agreement with Cowen and Company, LLC, or ATM facility, at a weighted average price per share of $18.85 for net proceeds of approximately $57.7 million. In March 2018, we amended the ATM facility to increase the maximum aggregate offering price under the ATM facility from up to $100.0 million to up to $160.0 million, which amount included the shares of our common stock previously sold under the ATM facility for gross proceeds of approximately $59.3 million. In July 2018, we terminated the ATM facility.

In July 2018, we completed a public offering in which we sold an aggregate of 4,600,000 shares of common stock at a price of $16.75 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $74.5 million.

7. Equity Incentive Plan

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$1,369	$678	$2,808	$1,266
General and administrative	867	352	1,607	658
Total share-based compensation expense	$2,236	$1,030	$4,415	$1,924

Restricted stock awards:
Employee	$33	$33	$66	$66
Nonemployee	798	445	1,799	828
Total	$831	$478	$1,865	$894

Stock options:
Employee	$1,349	$530	$2,429	$989
Nonemployee	50	22	115	41
Total	$1,399	$552	$2,544	$1,030

Employee stock purchase plan:
Employee	$6	$—	$6	$—
Total	$6	$—	$6	$—

Pursuant to our 2015 Employee Stock Purchase Plan, we commenced the first purchase period in the second quarter of 2018. As of June 30, 2018, unrecognized compensation costs related to employee stock options and restricted stock awards were approximately $15.6 million and $0.1 million, respectively, which are expected to be recognized over a weighted average period of approximately 2.7 years and 0.2 years, respectively.

8. Related Party Transactions

Our president and chief executive officer is also the sole managing member of Araxes Pharma LLC, or Araxes, and is a significant stockholder of each of us and Araxes. The following is a summary of transactions with Araxes for the three and six months ended June 30, 2018 and 2017:

•	Asset Purchase Agreement

Under our asset purchase agreement with Araxes, in the three and six months ended June 30, 2017, we paid a milestone payment of $0.2 million to Araxes following dosing of the first patient in the first KO-947 Phase 1 clinical trial in April 2017.

•	Facility Sublease

We subleased office space in La Jolla, California from Wellspring Biosciences, Inc., or Wellspring, a wholly owned subsidiary of Araxes pursuant to a sublease agreement that expired in June 2017. In December 2016, we entered into a new sublease agreement with Wellspring for office space in San Diego, California, or New Sublease. The New Sublease will expire on October 31, 2019. For both the three months ended June 30, 2018 and 2017, rent expense, including operating costs, related to our subleases was approximately $0.1 million. For the six months ended June 30, 2018 and 2017, rent expense, including operating costs, related to our subleases was approximately $0.2 million and $0.1 million, respectively.

•	Management Fees

Effective April 2018, we amended our management services agreement with Araxes. Under the amendment, Araxes pays us a fixed fee of $60,000 per month for management services, which is reduced from the fixed fee of $65,000 per month. In addition, the agreement allows for Araxes to reimburse us an amount equal to the number of full time equivalents, or FTE, performing research and development services for Araxes, at an annual FTE rate of approximately $367,000, plus actual expenses as reasonably incurred. The initial term of this agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended June 30, 2018 and 2017, we recorded reimbursements of approximately $0.1 million in each period, and for the six months ended June 30, 2018 and 2017, we recorded reimbursements of approximately $0.1 million and $0.2 million, respectively, for research and development services provided to Araxes, which was recorded as a reduction to research and development expenses on our condensed statements of operations and comprehensive loss. As of June 30, 2018 and December 31, 2017, approximately $0.2 million related to management fees and reimbursements of research and development services are included in accounts receivable, related party on our condensed balance sheets.

•	Services Agreement

We have a services agreement with Wellspring pursuant to which we pay Wellspring for research and development services provided to us in an amount equal to the number of FTE’s performing the services, at an annual FTE rate of $400,000, plus actual expenses as reasonably incurred. The initial term of this services agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended June 30, 2018 and 2017, we recognized approximately $0.4 million and $0.3 million, respectively, and for both the six months ended June 30, 2018 and 2017, we recognized $0.7 million from research and development services provided to us under this agreement as research and development expense, related party on our condensed statements of operations and comprehensive loss. As of June 30, 2018 and December 31, 2017, approximately $0.4 million and $0.2 million, respectively, related to research and development services under this agreement are included in accounts payable and accrued expenses, related party on our condensed balance sheets.

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

References to the “Company,” “we,” “us” and “our” refer to Kura Oncology, Inc., a Delaware corporation incorporated in the State of Delaware in August 2014.

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

Based on the positive results observed to date in our ongoing Phase 2 study, or the RUN-HN trial, and following feedback from the United States Food and Drug Administration, or the FDA, and other regulatory authorities, we are preparing to initiate our global, registration-directed Phase 2 clinical trial of tipifarnib in patients with HRAS mutant HNSCC by the end of 2018. The trial will include two cohorts: the first, which we have named AIM-HN, is designed to enroll at least 59 patients with recurrent or metastatic HRAS mutant HNSCC. The second cohort, which we have named SEQ-HN, is a non-interventional screening and outcomes study designed to characterize the natural history of patients with recurrent or metastatic HNSCC with HRAS mutations and to facilitate the identification of patients with HRAS mutations for potential enrollment into AIM-HN. We anticipate that the trial will be conducted at approximately 100 clinical sites worldwide and take approximately two years to enroll.

We are continuing to enroll HRAS mutant HNSCC patients in the RUN-HN trial and have expanded the trial to include a cohort of patients with other HRAS mutant squamous cell carcinomas, including patients with cutaneous squamous cell carcinoma. Meanwhile, an investigator-sponsored clinical trial of tipifarnib in patients with HRAS mutant urothelial carcinomas is ongoing, and another investigator-sponsored clinical trial of tipifarnib in patients with HRAS mutant lung squamous cell carcinoma has been initiated and is open for enrollment.

In December 2014, we entered into a license agreement with Janssen Pharmaceutica NV, or Janssen, which was amended in June 2016, which grants us exclusive global rights to develop and commercialize tipifarnib in all indications other than virology and includes the right to grant sublicenses. Under the license agreement, Janssen had a first right to negotiate for an exclusive license back from us to develop and commercialize tipifarnib on terms to be negotiated in good faith, which Janssen could exercise during the 60-day period following completion of a Phase 2 clinical trial of tipifarnib in HRAS mutant patients in oncology and delivery by us to Janssen of a data package from such clinical trial. In June 2018, Janssen declined to exercise this first right to negotiate.

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

Our second product candidate is KO-947, a potent and selective small molecule inhibitor of extracellular signal related kinase which we are advancing as a potential treatment for patients with tumors that have mutations in, or other dysregulation of, the mitogen-activated protein kinase signaling pathway. Our preclinical data suggest that KO-947 has anti-tumor activity in KRAS- or BRAF-mutant adenocarcinomas as well as squamous cell carcinomas characterized by 11q13 amplifications. Our Phase 1 dose-escalation clinical trial of KO-947 in patients with locally advanced unresectable or metastatic, relapsed and/or refractory, non-hematological malignancies is ongoing, with the goal to assess the safety profile of KO-947 and identify a recommended dose and schedule that would permit KO-947 to be evaluated in a Phase 2 study in a patient population selected for potential clinical activity based on potential biomarkers we have identified in our preclinical studies. We anticipate having data from this trial available in 2019.

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

ATM Facility

In January 2018, we sold an aggregate of 3,136,722 shares of our common stock under our at-the-market issuance sales agreement with Cowen and Company, LLC, or ATM facility, at a weighted average price per share of $18.85 for net proceeds of approximately $57.7 million. In March 2018, we amended the ATM facility to increase the maximum aggregate offering price under the ATM facility from up to $100.0 million to up to $160.0 million, which amount includes the shares of our common stock previously sold under the ATM facility for gross proceeds of approximately $59.3 million. In July 2018, we terminated the ATM facility.

Public Offering

In July 2018, we completed a public offering in which we sold an aggregate of 4,600,000 shares of common stock at a price of $16.75 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $74.5 million.

Liquidity Overview

As of June 30, 2018, we had cash, cash equivalents and short-term investments of $125.9 million. In July 2018, we completed a public offering for net proceeds of approximately $74.5 million. We expect our existing cash, cash equivalents and short-term investments will be sufficient to fund our current operations through 2021. However, we may need to raise additional funds sooner than expected to pursue other development activities related to our pipeline programs. We may seek to obtain additional financing in the future through equity or debt financings, or through collaborations, strategic partnerships or licensing arrangements with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Our accumulated deficit was $118.6 million as of June 30, 2018. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, contract services and research supply, equipment and facility costs. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses (in other research and development projects or otherwise) and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of June 30, 2018, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Results of Operations

The following table sets forth our results of operations and changes for the periods presented, in thousands:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Change	2018	2017	Change
Research and development expenses	$11,476	$5,652	$5,824	$23,042	$11,165	$11,877
General and administrative expenses	3,800	$2,278	1,522	7,225	4,418	2,807
Other income, net	537	110	427	924	230	694

Comparison of the Three Months Ended June 30, 2018 and 2017

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended June 30,
	2018	2017	Change
External research and development expenses:
Tipifarnib	$6,705	$2,095	$4,610
KO-947	713	1,042	(329)
Discovery and preclinical stage programs, collectively	1,040	605	435
Internal research and development expenses	3,018	1,910	1,108
Total research and development expenses	$11,476	$5,652	$5,824

The increase in external research and development expense for tipifarnib for the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to increases of $3.5 million in clinical development expenses related to our ongoing Phase 2 clinical trials and companion diagnostics activities, and $1.0 million in manufacturing activities. Internal research and development expenses include personnel costs, non-cash share-based compensation expense, facilities and overhead expenses. The increase in internal research and development expenses was primarily due to increases of $0.7 million in non-cash share-based compensation and $0.6 million in personnel costs. We expect our research and development expenses to increase in future periods as we continue clinical development activities for our tipifarnib and KO-947 product candidates and further research and development of our other programs.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to increases of $0.5 million in share-based compensation expense, $0.4 million in professional fees and $0.3 million in patent related costs. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Other income, net. The increase in other income, net, for the three months ended June 30, 2018 compared to the same period in 2017 was primarily due to an increase of $0.5 million in interest income.

Comparison of the Six Months Ended June 30, 2018 and 2017

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Six Months Ended June 30,
	2018	2017	Change
External research and development expenses:
Tipifarnib	$13,757	$4,439	$9,318
KO-947	1,343	1,760	(417)
Discovery and preclinical stage programs, collectively	1,843	1,305	538
Internal research and development expenses	6,099	3,661	2,438
Total research and development expenses	$23,042	$11,165	$11,877

The increase in external research and development expense for tipifarnib for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to increases of $7.4 million in clinical development expenses related to our ongoing Phase 2 clinical trials and companion diagnostics activities, and $1.9 million in manufacturing activities. Internal research and development expenses include personnel costs, non-cash share-based compensation expense, facilities and overhead expenses. The increase in internal research and development expenses was primarily due to increases of $1.5 million in non-cash share-based compensation, $1.2 million in personnel costs.

General and Administrative Expenses. The increase in general and administrative expenses for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to increases of $0.9 million in share-based compensation expense, $0.6 million in patent related costs, $0.5 million in professional fees and compliance expenses and $0.4 million in personnel costs.

Other income, net. The increase in other income, net, for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to an increase of $0.8 million in interest income.

Liquidity and Capital Resources

As of June 30, 2018, we had cash, cash equivalents and short-term investments of $125.9 million. Since our inception, we have funded our operations primarily through equity and debt financings. We have devoted our resources to funding our research and development programs, including discovery research, preclinical and clinical development activities.

In July 2018, we completed a public offering in which we sold an aggregate of 4,600,000 shares of common stock at a price of $16.75 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $74.5 million.

In January 2018, we sold an aggregate of 3,136,722 shares of our common stock under the ATM facility at a weighted average price per share of $18.85 for net proceeds of approximately $57.7 million. In March 2018, we amended the ATM facility to increase the maximum aggregate offering price under the ATM facility from up to $100.0 million to up to $160.0 million, which amount includes the shares of our common stock previously sold under the ATM facility for gross proceeds of approximately $59.3 million. In July 2018, we terminated the ATM facility.

In April 2016, we entered into a loan and security agreement, as amended in May 2017, or the loan agreement, with Oxford Finance LLC and Silicon Valley Bank, or collectively referred to as the lenders. Under the loan agreement, we have borrowed $7.5 million, or Term Loan. The Term Loan matures on November 1, 2020, or Maturity Date. Repayment on the Term Loan was interest only through May 1, 2018, followed by 30 equal monthly payments of principal plus accrued interest commencing on June 1, 2018. The per annum interest rate for the Term Loan is the greater of (i) 7.75% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.25%. In addition, a final payment of 7.50% of the amounts of the term loan will be due on the earlier of the Maturity Date, acceleration or prepayment of the Term Loan. If we elect to prepay the Term Loan, a prepayment fee equal to 1% of the principal balance also will be due.

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

We expect our existing cash, cash equivalents and short-term investments will be sufficient to fund our current operations through 2021. However, we may need to raise additional funds sooner than expected to pursue other development activities related to our pipeline programs. We may seek to obtain additional financing in the future through equity or debt financings or through collaborations, strategic partnerships or licensing arrangements with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

As of June 30, 2018, we had an accumulated deficit of $118.6 million. We have incurred operating losses since inception and negative cash flows from operating activities. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year. To date, we have not generated any revenues from product sales, and we do not have any approved products. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We are subject to all of the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(25,443)	$(14,732)
Net cash (used in) provided by investing activities	(25,857)	16,967
Net cash provided by financing activities	57,525	194

Operating Activities – The increase of $10.7 million in net cash used in operating activities for the six months ended June 30, 2018 as compared to the same period in 2017 was primarily due to a higher net loss of $14.0 million, offset by a $1.9 million decrease in payments of accounts payable and accrued expenses and a $2.5 million increase in non-cash share-based compensation.

Investing Activities – The decrease of $42.8 million in net cash provided by investing activities for the six months ended June 30, 2018 as compared to the same period in 2017 was due to an $87.5 million increase in purchases of marketable securities, offset by a $44.7 million increase in proceeds from maturities of marketable securities.

Financing Activities – Net cash provided by financing activities for the six months ended June 30, 2018 consisted primarily of an aggregate of approximately $57.7 million in net proceeds from the sale of common stock under the ATM facility.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports required by the Exchange Act is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (who will be joining us on August 21, 2018), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is currently both our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the quarter covered by this report.

Changes in Internal Control over Financial Reporting

 There have been no changes in our internal control over financial reporting that occurred during our most recent quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We plan to initiate our AIM-HN trial in patients with HRAS mutant HNSCC by the end of 2018. There is no guarantee that this trial will commence or be completed on time or at all. Prior to receiving approval to commercialize tipifarnib or future product candidates, if any, in the United States or internationally, we must demonstrate to the satisfaction of the FDA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways, and the favorable results from previous trials of a drug candidate may not be replicated in subsequent clinical trials. There is no guarantee that the high level of clinical activity observed in our ongoing Phase 2 RUN-HN clinical trial will be replicated in our planned AIM-HN clinical trial. Even if we believe the preclinical or clinical data are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. We maintain frequent, ongoing dialog with the FDA and other regulatory bodies regarding our clinical trial design, including the patient selection criteria, dosing plan and statistical analysis plan. There is a risk that the FDA or other regulatory agencies could at any time raise objections. Any such objections could delay the initiation or completion of our planned AIM-HN clinical trial. Although we believe from our discussions with the FDA and the minutes from our recent End of Phase 2 meeting with the FDA, that if our AIM-HN clinical trial is positive, there is the potential for accelerated approval of tipifarnib for the treatment of patients with relapsed or refractory HNSCC who harbor the HRAS mutation, the FDA has substantial discretion in the approval process and may not grant approval based on data from the AIM-HN and RUN-HN trials. Even if the trial results are positive, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do. If the results of the trial are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant additional resources to conduct additional trials in support of potential approval of tipifarnib.

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

Enrollment in our ongoing Phase 2 clinical trial of tipifarnib in patients with HRAS mutant HNSCC has proceeded more slowly than anticipated. We believe this may be primarily due to two factors. First, with the approvals in the United States of the immune therapy agents nivolumab and pembrolizumab, many HNSCC patients are now being treated with one of these agents after failure of first line treatments such as chemotherapy and/or cetuximab. Nivolumab has also received marketing approval in certain countries in the European Union. Second, many physicians who treat HNSCC patients do not routinely screen their patients for genetic mutations, such as HRAS, which we believe is because, to date, targeted therapies have not been available to treat HNSCC patients. To seek to address these issues, we expanded the number of clinical sites in Europe and in the United States and have contracted with third-party laboratories to facilitate the genetic screening of patients for our clinical sites. We are planning to adopt similar measures for our AIM-HN clinical trial of tipifarnib in HRAS mutant HNSCC. While the enrollment rate in our RUN-HN trial has increased, there is no guarantee that these efforts will be effective in further accelerating enrollment in our ongoing Phase 2 clinical trial of tipifarnib in patients with HRAS mutant HNSCC or in our planned AIM-HN clinical trial.

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

The manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of drug formulation and manufacturing techniques and process controls. Manufacturers of active pharmaceutical ingredient, or APIs, and pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We have recently developed a modified drug product manufacturing process and a modified tablet formulation of tipifarnib which we plan to use in our AIM-HN clinical trial. Even though our Phase 1 relative bioavailability study indicated pharmacokinetic comparability between the original and the modified tablets, we cannot be certain that in our AIM-HN or other clinical trials we will not observe differences between the tablets which could impact clinical outcomes.

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

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and

•

state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by or are in conflict with HIPAA, thus complicating compliance efforts, including the European Union General Data Protection Regulation, or GDPR, which went into effect on May 25, 2018, and imposes privacy and security obligations on any entity that collects and/or processes health data from individuals located in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. As well as complicating our compliance efforts, non-compliance with these laws could result in penalties or significant legal liability.

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

Among the provisions of the ACA of importance to our potential product candidates and our business are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. For example, since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. On December 22, 2017, President Trump signed into law new federal tax legislation which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. More recently, in July 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. We continue to evaluate the potential impact of the ACA and its possible repeal or replacement on our business.

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

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Moreover, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. Although a number of these, and other potential, proposals will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Future legislation could potentially change drug pricing dynamics.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The Right to Try Act, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program.

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

Foreign legislative changes may also affect our ability to commercialize our product candidates. Effective as of May 25, 2018, the GDPR imposes privacy and security obligations on any entity that collects and/or processes personal information from individuals located in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often, but not always, follow CMS’s decisions regarding coverage and reimbursement. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. We or our collaborators may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Nonetheless, our product candidates may not be considered medically necessary or cost-effective.

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

Risks Related to Employee Matters, Managing Growth and Macroeconomic Conditions

We currently have a limited number of employees, are highly dependent on our Chief Executive Officer and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are a clinical development company with a limited operating history, and, as of June 30, 2018, we had only 34 full-time employees and two part-time employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our

President and Chief Executive Officer, Antonio Gualberto, M.D., Ph.D., our Head of Development and Chief Medical Officer, and Pingda Ren, Ph.D., our Senior Vice President, Chemistry and Pharmaceutical Sciences, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Additionally, Dr. Wilson currently also serves as President and Chief Executive Officer of Avidity Biosciences, LLC. As a result, Dr. Wilson is not able to devote all of his business time and attention to our business. Conflicts may arise in the future if there are competing demands on Dr. Wilson’s time and attention and our business may be harmed as a result.

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

Our business could be negatively impacted by cyber security threats.*

In the ordinary course of our business, we use our data centers and our networks to store and access our proprietary business information. We face various cyber security threats, including cyber security attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cyber security incidents. The result of these incidents could include disrupted operations, lost opportunities, misstated financial data, liability for stolen assets or information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage. Any remedial costs or other liabilities related to cyber security incidents may not be fully insured or indemnified by other means.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 until June 30, 2018, were $24.03 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders or the perception that such sales could occur could cause the market price of our common stock to decline. In January 2018, we sold an aggregate of 3,136,722 shares of our common stock under the ATM facility at a weighted average price per share of $18.85 for net proceeds of approximately $57.7 million. In March 2018, we amended the ATM facility to increase the maximum aggregate offering price under the ATM facility from up to $100.0 million to up to $160.0 million, which amount includes the shares of our common stock previously sold under the ATM facility for gross proceeds of approximately $59.3 million. In July 2018, we terminated the ATM facility. Also in July 2018, we completed a public offering in which we sold an aggregate of 4,600,000 shares of common stock at a price of $16.75 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $74.5 million.

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of June 30, 2018, we had 841,776 shares of common stock reserved for future issuance under our 2014 Plan and options to purchase up to an aggregate of 3,097,372 shares of common stock outstanding. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2018, an automatic increase pursuant to the 2014 Plan occurred, resulting in 1,208,683 additional shares available for future grant under the 2014 Plan. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of June 30, 2018, we had 238,705 shares of common stock reserved for future issuance under our ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2017, the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in January 2018.

In addition, warrants to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share are outstanding as of June 30, 2018.

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

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Agreement and Plan of Merger, dated March 6, 2015, by and among the Registrant, Kura Operations, Inc. and Kura Oncology, Inc.		8-K (Exhibit 2.1)	3/12/2015	000-53058

2.2	Agreement and Plan of Merger, dated March 6, 2015, by and between the Registrant and Kura Oncology, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	3/12/2015	000-53058

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Registration Rights Agreement, dated as of March 6, 2015, by and among Kura Oncology, Inc. and the Investors listed on Schedule A thereto.		8-K (Exhibit 4.2)	3/12/2015	000-53058

4.3	Warrant to Purchase Stock by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

10.1	Second Amendment to Management Services Agreement, effective as of April 1, 2018, by and between the Registrant and Araxes Pharma LLC.		10-Q (Exhibit 10.1)	5/8/2018	001-37620

10.2	Amended and Restated Sales Agreement, dated March 12, 2018, by and between the Registrant and Cowen and Company, LLC.		8-K (Exhibit 10.1)	3/12/2018	001-37620

10.3+	Kura Oncology, Inc. Amended and Restated Non-Employee Director Compensation Policy.		10-K (Exhibit 10.10)	3/12/2018	001-37620

10.4	Underwriting Agreement, dated June 27, 2018, by and between the Registrant and Leerink Partners LLC		8-K (Exhibit 1.1)	6/28/2018	001-37620

10.5	Executive Employment Agreement, effective as of July 1, 2018, by and between the Registrant and John Farnam.	X

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kura Oncology, Inc.
A Delaware corporation

Date: August 6, 2018	By: /s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)