Form 10-Q
period 2018-09-30
Kura Oncology, Inc.
filed 2018-11-05
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the close of business on October 31, 2018, the registrant had 38,036,952 shares of Common Stock ($0.0001 par value) outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	September 30, 2018	December 31, 2017 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,568	$11,433
Short-term investments	166,855	81,712
Accounts receivable, related party	232	216
Prepaid expenses and other current assets	2,737	1,280
Total current assets	190,392	94,641
Property and equipment, net	—	10
Other long-term assets	1,108	1,200
Total assets	$191,500	$95,851

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$9,817	$8,284
Accounts payable and accrued expenses, related party	254	216
Current portion of long-term debt, net	2,834	1,531
Total current liabilities	12,905	10,031
Long-term debt, net	3,432	5,567
Other long-term liabilities	556	388
Total liabilities	16,893	15,986
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 38,017 and 30,217 shares issued as of September 30, 2018 and December 31, 2017, respectively; and 38,014 and 29,424 shares outstanding as of September 30, 2018 and December 31, 2017, respectively; excluding 3 and 793 shares subject to repurchase as of September 30, 2018 and December 31, 2017, respectively	4	3
Additional paid-in capital	308,366	169,201
Accumulated other comprehensive loss	(123)	(49)
Accumulated deficit	(133,640)	(89,290)
Total stockholders' equity	174,607	79,865
Total liabilities and stockholders' equity	$191,500	$95,851
(1)

The balance sheet data at December 31, 2017 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating Expenses:
Research and development	$11,480	$6,808	$33,846	$17,186
Research and development, related party	181	334	857	1,121
General and administrative	4,251	2,313	11,353	6,605
General and administrative, related party	70	44	193	170
Total operating expenses	15,982	9,499	46,249	25,082
Other Income (Expense):
Management fee income, related party	180	195	555	585
Interest income	1,047	197	2,121	449
Interest expense	(252)	(226)	(777)	(638)
Total other income	975	166	1,899	396
Net Loss	$(15,007)	$(9,333)	$(44,350)	$(24,686)

Net loss per share, basic and diluted	$(0.40)	$(0.38)	$(1.30)	$(1.16)
Weighted average number of shares used in computing net loss per share, basic and diluted	37,789	24,344	34,218	21,217

Comprehensive Loss:
Net Loss	$(15,007)	$(9,333)	$(44,350)	$(24,686)
Other comprehensive income (loss)	(30)	8	(74)	4
Comprehensive Loss	$(15,037)	$(9,325)	$(44,424)	$(24,682)

 See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating Activities
Net loss	$(44,350)	$(24,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	6,938	3,099
Non-cash interest expense	167	62
Depreciation expense	10	23
Amortization of premium and accretion of discounts on marketable securities	(1,299)	(73)
Changes in operating assets and liabilities:
Accounts receivable, related party	(16)	86
Prepaid expenses and other current assets	(1,282)	(184)
Other long-term assets	(355)	(205)
Accounts payable and accrued expenses	1,537	1,173
Accounts payable and accrued expenses, related party	38	(428)
Other long-term liabilities	168	166
Net cash used in operating activities	(38,444)	(20,967)

Investing Activities
Purchases of marketable securities	(203,461)	(79,254)
Maturities of marketable securities	119,543	59,927
Net cash used in investing activities	(83,918)	(19,327)

Financing Activities
Proceeds from issuance of common stock, net	132,170	53,683
Proceeds from exercise of stock options	327	222
Repayment of long-term debt	(1,000)	—
Net cash provided by financing activities	131,497	53,905
Net increase in cash and cash equivalents	9,135	13,611
Cash and cash equivalents at beginning of period	11,433	9,725
Cash and cash equivalents at end of period	$20,568	$23,336

See accompanying notes to unaudited condensed financial statements.

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

References in these Notes to Unaudited Condensed Financial Statements to the “Company,” “we,” “our” or “us,” refer to Kura Oncology, Inc.

Basis of Presentation

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on March 12, 2018, from which we derived our balance sheet as of December 31, 2017. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of the unaudited condensed financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported on our unaudited condensed financial statements and accompanying notes. The amounts reported could differ under different estimates and assumptions. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates.

2. Summary of Significant Accounting Policies

Comprehensive Loss

Comprehensive loss is defined as the change in equity during the period from transactions and other events and non-owner sources. For the periods presented, accumulated other comprehensive loss consists of unrealized gains and losses on marketable securities and foreign currency translation adjustments.

Net Loss per Share

Net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of unvested restricted stock awards, outstanding stock options, outstanding warrants and employee stock purchase plan rights.

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the antidilutive effect of the securities. Because of our net loss, unvested restricted stock awards, outstanding stock options, outstanding warrants and employee stock purchase plan rights are excluded from the calculation of diluted net loss per common share for the periods presented, due to the anti-dilutive effect of the securities.

The following table summarizes the number of potentially dilutive securities that were excluded from our calculation of diluted net loss per share, in thousands:

	Three and Nine Months Ended
	September 30,
	2018	2017
Stock options	3,302	2,171
Unvested restricted stock awards	3	1,091
Warrants	34	34
Employee stock purchase plan rights	4	—
Total	3,343	3,296

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842), which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. ASU 2016-02 is required to be adopted at the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU 2018-11 to provide another transition method for adoption of the new lease standard by recognizing a cumulative-effect adjustment to the opening balance sheet of retained earnings in the period of adoption. We plan to adopt the lease standard using this alternative transition method on January 1, 2019. We are in the process of evaluating existing leases and the effect the new lease standard will have on our unaudited condensed financial statements and related disclosure and will recognize a right-to-use asset and lease obligation for all leases with terms greater than 12 months on our unaudited condensed financial statements.

3. Investments

We invest in available-for-sale securities consisting of money market funds, U.S. Treasury securities, corporate debt securities and commercial paper. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments on our unaudited condensed balance sheets.

The following tables summarize, by major security type, our investments that are measured at fair value on a recurring basis, in thousands:

		As of September 30, 2018
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$9,482	$—	$—	$9,482
Commercial paper	1 or less	4,998	—	—	4,998
Total cash equivalents		14,480	—	—	14,480

Short-term investments:
Commercial paper	1 or less	64,415	—	—	64,415
Corporate debt securities	2 or less	52,843	—	(25)	52,818
U.S. Treasury securities	1 or less	49,722	—	(100)	49,622
Total short-term investments		166,980	—	(125)	166,855
Total		$181,460	$—	$(125)	$181,335

		As of December 31, 2017
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$5,848	$—	$—	$5,848
Commercial paper	1 or less	2,993	—	—	2,993
Total cash equivalents		8,841	—	—	8,841

Short-term investments:
Commercial paper	1 or less	50,929	—	—	50,929
Corporate debt securities	1 or less	7,903	—	(7)	7,896
U.S. Treasury securities	2 or less	22,929	—	(42)	22,887
Total short-term investments		81,761	—	(49)	81,712
Total		$90,602	$—	$(49)	$90,553

The available-for-sale investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of September 30, 2018, $161.9 million of our short-term investments had maturities less than one year, and $5.0 million had maturities between one to two years. There were no realized gains or losses for the three and nine months ended September 30, 2018. As of September 30, 2018, $102.4 million of our marketable securities were in gross unrealized loss positions, all of which had been in such position for less than 12 months. We reviewed our marketable securities as of September 30, 2018 and determined that the unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that all securities have been in an unrealized loss position for less than 12 months. In addition, we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis. As of September 30, 2018, we did not recognize any such impairment in our unaudited condensed financial statements.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	As of September 30, 2018
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$9,482	$9,482	$—
Commercial paper	4,998	—	4,998
Total cash equivalents	14,480	9,482	4,998

Short-term investments:
Commercial paper	64,415	—	64,415
Corporate debt securities	52,818	—	52,818
U.S. Treasury securities	49,622	49,622	—
Total short-term investments	166,855	49,622	117,233
Total	$181,335	$59,104	$122,231

	As of December 31, 2017
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$5,848	$5,848	$—
Commercial paper	2,993	—	2,993
Total cash equivalents	8,841	5,848	2,993

Short-term investments:
Commercial paper	50,929	—	50,929
Corporate debt securities	7,896	—	7,896
U.S. Treasury securities	22,887	22,887	—
Total short-term investments	81,712	22,887	58,825
Total	$90,553	$28,735	$61,818

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy.

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following, in thousands:

	September 30, 2018	December 31, 2017
Accounts payable	$1,838	$1,248
Accrued research and development expenses	5,312	3,852
Accrued compensation and benefits	2,080	2,345
Other accrued expenses	587	839
Total accounts payable and accrued expenses	$9,817	$8,284

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

7. Equity Incentive Plan

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$1,227	$770	$4,035	$2,036
General and administrative	1,296	405	2,903	1,063
Total share-based compensation expense	$2,523	$1,175	$6,938	$3,099

Restricted stock awards:
Employee	$29	$33	$95	$99
Nonemployee	823	514	2,623	1,342
Total	$852	$547	$2,718	$1,441

Stock options:
Employee	$1,571	$576	$4,000	$1,566
Nonemployee	87	52	201	92
Total	$1,658	$628	$4,201	$1,658

Employee stock purchase plan:
Employee	$13	$—	$19	$—
Total	$13	$—	$19	$—

Pursuant to our 2015 Employee Stock Purchase Plan, we commenced the first purchase period in the second quarter of 2018. As of September 30, 2018, unrecognized compensation costs related to employee stock options was approximately $18.0 million, which is expected to be recognized over a weighted average period of approximately 2.8 years. As of September 30, 2018, there was no remaining unrecognized compensation costs related to employee restricted stock awards.

8. Related Party Transactions

Our president and chief executive officer is also the sole managing member of Araxes Pharma LLC, or Araxes, and is a significant stockholder of each of us and Araxes. The following is a summary of transactions with Araxes for the three and nine months ended September 30, 2018 and 2017:

•	Asset Purchase Agreement

Under our asset purchase agreement with Araxes, in the nine months ended September 30, 2017, we paid a milestone payment of $0.2 million to Araxes following dosing of the first patient in the first KO-947 Phase 1 clinical trial in April 2017.

•	Facility Sublease

We subleased office space in La Jolla, California from Wellspring Biosciences, Inc., or Wellspring, a wholly owned subsidiary of Araxes pursuant to a sublease agreement that expired in June 2017. In December 2016, we entered into a new sublease agreement with Wellspring for office space in San Diego, California, or New Sublease. The New Sublease will expire on October 31, 2019. For both the three months ended September 30, 2018 and 2017, rent expense, including operating costs, related to our subleases was approximately $0.1 million. For the nine months ended September 30, 2018 and 2017, rent expense, including operating costs, related to our subleases was approximately $0.2 million and $0.1 million, respectively.

•	Management Fees

Effective April 2018, we amended our management services agreement with Araxes. Under the amendment, Araxes pays us a fixed fee of $60,000 per month for management services, which is reduced from the fixed fee of $65,000 per month. In addition, the agreement allows for Araxes to reimburse us an amount equal to the number of full time equivalents, or FTE, performing research and development services for Araxes, at an annual FTE rate of approximately $367,000, plus actual expenses as reasonably incurred. The initial term of this agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended September 30, 2018 and 2017, we recorded reimbursements of approximately $0.1 million in each period, and for the nine months ended September 30, 2018 and 2017, we recorded reimbursements of approximately $0.2 million and $0.3 million, respectively, for research and development services provided to Araxes, which was recorded as a reduction to research and development expenses on our unaudited condensed statements of operations and comprehensive loss. As of September 30, 2018 and December 31, 2017, approximately $0.2 million related to management fees and reimbursements of research and development services are included in accounts receivable, related party on our unaudited condensed balance sheets.

•	Services Agreement

We have a services agreement with Wellspring pursuant to which we pay Wellspring for research and development services provided to us in an amount equal to the number of FTE’s performing the services, at an annual FTE rate of $400,000, plus actual expenses as reasonably incurred. The initial term of this services agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended September 30, 2018 and 2017, we recognized approximately $0.2 million and $0.3 million, respectively, and for the nine months ended September 30, 2018 and 2017, we recognized approximately $0.9 million and $1.0 million, respectively, from research and development services provided to us under this agreement as research and development expense, related party on our unaudited condensed statements of operations and comprehensive loss. As of September 30, 2018 and December 31, 2017, approximately $0.2 million in both periods related to research and development services under this agreement are included in accounts payable and accrued expenses, related party on our unaudited condensed balance sheets.

9. Subsequent Event

On November 1, 2018, we entered into a loan and security agreement, or the Loan Agreement, with Silicon Valley Bank, or the Lender, providing for up to $20.0 million in a series of term loans. Upon entering into the Loan Agreement, we borrowed $7.5 million from the Lender, or Term A Loan, the proceeds of which, in part, were used to pay off the existing debt under the Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank dated April 27, 2016, as amended in May 2017 and October 2017. We plan to use the remaining proceeds from the Term A Loan to provide additional funding for our development programs and for general business purposes. Under the terms of the Loan Agreement, we may, at our sole discretion, borrow from the Lender up to an additional $12.5 million at any time between November 1, 2018 and May 1, 2020, or Term B Loan, and together with Term A Loan, the Term Loans.

All of the Term Loans will be due on the scheduled maturity date of May 1, 2023, or Maturity Date. Repayment of the Term Loans will be interest only through November 30, 2020, followed by 30 equal monthly payments of principal plus accrued interest commencing on December 1, 2020. The per annum interest rate for any outstanding Term Loans is the greater of (i) 5.50% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal plus (b) 0.25%. In addition, a final payment of 7.75% of the amounts of the Term Loans drawn will be due on the earlier of the Maturity Date, acceleration of any Term Loans, or prepayment of the Term Loans. If we elect to prepay the Term Loans, a prepayment fee equal to 1%, 2% or 3% of the then outstanding principal balance will also be due, depending upon when the prepayment occurs. We are subject to customary affirmative and restrictive covenants under the term loan facility. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement.

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

Our most advanced solid tumor indication is in patients with head and neck squamous cell carcinomas, or HNSCC, that carry mutations in the HRAS gene. In September 2017, we announced that our Phase 2 clinical trial of tipifarnib in patients with HRAS mutant HNSCC achieved its primary efficacy endpoint prior to the completion of enrollment. The clinical trial protocol required four confirmed partial responses, or PRs, per Response Evaluation Criteria in Solid Tumors version 1.1, or RECIST 1.1, criteria, out of 18 patients to meet its primary endpoint. Four PRs were observed among the first six evaluable HNSCC patients enrolled in the clinical trial. Updated data from the Phase 2 clinical trial were presented at the European Society for Medical Oncology, or ESMO, 2018 Congress in October 2018, showing that as of the September 7, 2018 clinical data cutoff date, 17 patients with HRAS mutant HNSCC were enrolled in the ongoing Phase 2 clinical trial. Tumor size reductions were observed in nine of 11 evaluable patients, with five confirmed PRs, including three patients with durable responses lasting more than 17 months. A sixth patient achieved a confirmed PR after the data cutoff. Four patients had stable disease, including two patients who experienced prolonged disease stabilization lasting more than six months. One patient experienced progressive disease as best response.

In addition, the ongoing Phase 2 clinical trial enrolled six patients in an additional cohort of other HRAS mutant squamous cell carcinomas, or SCC. One of the two evaluable patients in this cohort achieved a confirmed PR and the second evaluable patient experienced prolonged disease stabilization lasting more than six months. Four patients were not evaluable as of the data cutoff date, including two patients who were pending initial efficacy assessments. Adverse events were consistent with the known safety profile of tipifarnib and were managed by dose delays and reductions.

The preliminary data presented at ESMO also indicated a significant association between the allele frequency of HRAS mutations and a patient’s best response to tipifarnib. Of the 13 HNSCC and SCC patients with a tumor HRAS mutant allele frequency greater than 20%, six achieved PRs, one achieved an unconfirmed PR and is ongoing, and two experienced disease stabilization greater than six months. No meaningful clinical benefit was observed in the seven patients with an allele frequency less than 20%.

Based on the positive results observed to date in our ongoing Phase 2 clinical trial, or the RUN-HN trial, and following feedback from the United States Food and Drug Administration, or the FDA, and other regulatory authorities, we have initiated a global, registration-directed clinical trial of tipifarnib in patients with HRAS mutant HNSCC. The registration-directed clinical trial includes two cohorts: the first, which we have named AIM-HN, is designed to enroll at least 59 patients with recurrent or metastatic HRAS mutant HNSCC. The second cohort, which we have named SEQ-HN, is a non-interventional screening and outcomes study designed to characterize the natural history of patients with recurrent or metastatic HNSCC with HRAS mutations and to facilitate the identification of patients with HRAS mutations for potential enrollment into AIM-HN.

Based on the reported data from our Phase 2 clinical trial, we are introducing a minimum tumor HRAS mutant allele frequency of 20% and will use 600mg orally twice daily as the starting dose in our AIM-HN registration-directed study. We anticipate that the trial will be conducted at approximately 100 clinical sites worldwide and take approximately two years to enroll. We are also implementing these modifications in our ongoing Phase 2 trial.

In addition to the Kura sponsored trials in patients with HRAS mutant solid tumors, an investigator-sponsored clinical trial of tipifarnib in patients with HRAS mutant urothelial carcinomas, and another investigator-sponsored clinical trial of tipifarnib in patients with HRAS mutant lung squamous cell carcinoma are ongoing.

In addition to our tipifarnib development program in solid tumors, we have identified potential biomarkers of activity for tipifarnib in hematologic malignancies, including: peripheral T-cell lymphomas, or PTCL, and the PTCL subtype angioimmunoblastic T-cell lymphoma, or AITL; myelodysplastic syndromes, or MDS; acute myeloid leukemia, or AML; and chronic myelomonocytic leukemia, or CMML. These potential biomarkers include CXCL12 pathway biomarkers and markers of bone marrow homing. We continue to conduct our ongoing Phase 2 clinical trials with the goal of confirming the clinical activity of tipifarnib in these hematologic malignancies, validating our biomarker hypotheses and optimizing dose and schedule for each disease to build a data package supporting advancement to future pivotal studies. We anticipate presenting updated data from our ongoing PTCL trial at the American Society of Hematology meeting in December 2018 and data from other hematologic indications in 2019. In May 2018, we were issued a U.S. patent directed to the use of tipifarnib in patients with CXCL12-expressing PTCL and AML. The patent has an expiration date of November 2037, excluding any possible patent term extension.

Our second product candidate is KO-947, a potent and selective small molecule inhibitor of extracellular signal related kinase which we are advancing as a potential treatment for patients with tumors that have mutations in, or other dysregulation of, the mitogen-activated protein kinase signaling pathway. Our preclinical data suggest that KO-947 has anti-tumor activity in KRAS- or BRAF-mutant adenocarcinomas as well as squamous cell carcinomas characterized by 11q13 amplifications. Our Phase 1 dose-escalation clinical trial of KO-947 in patients with locally advanced unresectable or metastatic, relapsed and/or refractory, non-hematological malignancies is ongoing, with the goal to assess the safety profile of KO-947 and identify a recommended dose and schedule that would permit KO-947 to be evaluated in a Phase 2 clinical trial in a patient population selected for potential clinical activity based on potential biomarkers we have identified in our preclinical studies. We anticipate having data from the Phase 1 dose-escalation portion of this trial available in 2019.

Our third program is focused on KO-539, a potent and selective small molecule inhibitor of the menin-mixed lineage leukemia, or menin-MLL, protein-protein interaction. Although KO-539 was originally designed as a potential therapy for MLL-rearranged leukemias, we have generated preclinical data that support the potential anti-tumor activity of KO-539 in additional, genetically-defined subsets of acute leukemia, including those with oncogenic driver mutations in NPM1 and DNMT3A. We estimate that, together with the mixed lineage leukemias, these mutations represent approximately half of diagnosed cases of AML. Our goal is to submit an investigational new drug application, or IND, for KO-539 in the first quarter of 2019.

Public Offering

In July 2018, we completed a public offering in which we sold an aggregate of 4,600,000 shares of common stock at a price of $16.75 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $74.5 million.

Loan Facility

In November 2018, we entered into a loan and security agreement, or the Loan Agreement, with Silicon Valley Bank, or the Lender, providing for up to $20.0 million in a series of term loans. Upon entering into the Loan Agreement, we borrowed $7.5 million from the Lender, or Term A Loan, the proceeds of which, in part, were used to pay off the existing debt under the Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank dated April 27, 2016, as amended in May 2017 and October 2017, or the Prior Loan Agreement. Under the terms of the Loan Agreement, we may, at our sole discretion, borrow from the Lender up to an additional $12.5 million at any time between November 1, 2018 and May 1, 2020, or Term B Loan, and together with Term A Loan, the Term Loans.

Liquidity Overview

As of September 30, 2018, we had cash, cash equivalents and short-term investments of $187.4 million. In November 2018, after payoff of the Prior Loan Agreement, we received approximately $0.6 million in net proceeds from the Term A Loan. Under the terms of the Loan Agreement, we may, at our sole discretion, borrow from the Lender up to an additional $12.5 million at any time between November 1, 2018 and May 1, 2020. Although we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our current operations for at least the next 12 months, we will require significant additional financing in the future to continue to fund our operations. We may seek to obtain additional financing in the future through equity or debt financings, or through collaborations, strategic partnerships or licensing arrangements with other companies. We may not be able to raise additional capital on terms acceptable to us, or at all, and any failure to raise capital as and when needed could compromise our ability to execute on our business plan.

Our accumulated deficit was $133.6 million as of September 30, 2018. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year.

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, contract services and research supply, equipment and facility costs. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses (in other research and development projects or otherwise) and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of September 30, 2018, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Other Income (Expense)

Other income (expense) consists primarily of management fee income, interest income and interest expense. Management fee income is earned in accordance with the management services agreement, as amended, with Araxes Pharma LLC. Interest expense mainly consists of interest on long-term debt.

Income Taxes

We have incurred net losses and have not recorded any U.S. federal or state income tax benefits for the losses as they have been offset by valuation allowances.

Results of Operations

The following table sets forth our results of operations and changes for the periods presented, in thousands:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
Research and development expenses	$11,661	$7,142	$4,519	$34,703	$18,307	$16,396
General and administrative expenses	4,321	2,357	1,964	11,546	6,775	4,771
Other income, net	975	166	809	1,899	396	1,503

Comparison of the Three Months Ended September 30, 2018 and 2017

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended
	September 30,
	2018	2017	Change
External research and development expenses:
Tipifarnib	$6,673	$3,722	$2,951
KO-947	754	783	(29)
Discovery and preclinical stage programs, collectively	1,306	461	845
Internal research and development expenses	2,928	2,176	752
Total research and development expenses	$11,661	$7,142	$4,519

The increase in external research and development expense for tipifarnib for the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to increases of $2.2 million in start-up costs related to our registration-directed clinical trial, clinical development expenses related to our other ongoing Phase 2 clinical trials and companion diagnostics activities and $0.7 million in manufacturing activities. The increase in our discovery and preclinical stage programs expense was primarily due to an increase in out-sourced expenses related to IND-enabling studies for KO-539. Internal research and development expenses include personnel costs, non-cash share-based compensation expense, facilities and overhead expenses. The increase in internal research and development expenses was primarily due to increases of $0.5 million in non-cash share-based compensation and $0.4 million in personnel costs. We expect our research and development expenses to increase in future periods as we continue clinical development activities for tipifarnib and KO-947 and advance KO-539 towards the clinic.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to increases of $0.9 million in share-based compensation expense, $0.4 million in personnel costs and $0.3 million in patent related costs. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Other income, net. The increase in other income, net, for the three months ended September 30, 2018 compared to the same period in 2017 was primarily due to an increase of $0.9 million in interest income.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Nine Months Ended
	September 30,
	2018	2017	Change
External research and development expenses:
Tipifarnib	$20,430	$8,160	$12,270
KO-947	2,097	2,544	(447)
Discovery and preclinical stage programs, collectively	3,150	1,765	1,385
Internal research and development expenses	9,026	5,838	3,188
Total research and development expenses	$34,703	$18,307	$16,396

The increase in external research and development expense for tipifarnib for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to increases of $9.5 million in start-up costs related to our registration-directed clinical trial, clinical development expenses related to our other ongoing Phase 2 clinical trials and companion diagnostics activities and $2.6 million in manufacturing activities. The increase in our discovery and preclinical stage programs expense was primarily due to an increase in out-sourced expenses related to IND-enabling studies for KO-539. Internal research and development expenses include personnel costs, non-cash share-based compensation expense, facilities and overhead expenses. The increase in internal research and development expenses was primarily due to increases of $2.0 million in non-cash share-based compensation and $1.3 million in personnel costs.

General and Administrative Expenses. The increase in general and administrative expenses for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to increases of $1.8 million in share-based compensation expense, $0.9 million in patent related costs, $0.8 million in personnel costs and $0.7 million in professional fees and compliance expenses.

Other income, net. The increase in other income, net, for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to an increase of $1.7 million in interest income.

Liquidity and Capital Resources

As of September 30, 2018, we had cash, cash equivalents and short-term investments of $187.4 million. Since our inception, we have funded our operations primarily through equity and debt financings. We have devoted our resources to funding our research and development programs, including discovery research, preclinical and clinical development activities.

In November 2018, we entered into the Loan Agreement with the Lender. Upon entering into the Loan Agreement, we borrowed the Term A Loan, the proceeds of which, in part, were used to pay off the existing debt under the Prior Loan Agreement. Net proceeds from the Term A Loan, after payoff of the Prior Loan Agreement, were approximately $0.6 million. Under the terms of the Loan Agreement, we may, at our sole discretion, borrow the Term B Loan, which provides for up to an additional $12.5 million at any time between November 1, 2018 and May 1, 2020. All of the Term Loans will be due on the scheduled maturity date of May 1, 2023, or Maturity Date. Repayment on the Term Loans is interest only through November 30, 2020, followed by 30 equal monthly payments of principal plus accrued interest commencing on December 1, 2020. The per annum interest rate for the Term Loans is the greater of (i) 5.50% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal plus (b) 0.25%. In addition, a final payment of 7.75% of the amounts of the Term Loans drawn will be due on the earlier of the Maturity Date, acceleration or prepayment of the Term Loans. If we elect to prepay the Term Loans, a prepayment fee equal to 1%, 2% or 3% of the then outstanding principal balance also will be due, depending upon when the prepayment occurs. See Note 9, Subsequent Event, in the Notes to Unaudited Condensed Financial Statements for further details of the term loan facility.

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

As of September 30, 2018, we had an accumulated deficit of $133.6 million. We have incurred operating losses since inception and negative cash flows from operating activities. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year. To date, we have not generated any revenues from product sales, and we do not have any approved products. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We are subject to all of the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, collaborations, strategic partnerships or licensing arrangements. Other than our term loan facility, we do not have any committed external source of funds. Additional capital may not be available on reasonable terms, if at all. Subject to limited exceptions, our term loan facility also prohibits us from incurring indebtedness without the prior written consent of the Lender. To the extent that we raise additional capital through the sale of stock or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be unable to carry out our business plan. As a result, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our product candidates even if we would otherwise prefer to develop and commercialize such product candidates ourselves, and our business, financial condition and results of operations would be materially adversely affected.

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Nine Months Ended
	September 30,
	2018	2017
Net cash used in operating activities	$(38,444)	$(20,967)
Net cash used in investing activities	(83,918)	(19,327)
Net cash provided by financing activities	131,497	53,905

Operating Activities – The increase of $17.5 million in net cash used in operating activities for the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily due to a higher net loss of $19.7 million and increase in amortization of premium and accretion of discounts on marketable securities of $1.2 million, offset by an increase in non-cash share-based compensation of $3.8 million.

Investing Activities – The increase of $64.6 million in net cash used in investing activities for the nine months ended September 30, 2018 as compared to the same period in 2017 was due to an increase in purchases of marketable securities of $124.2 million, offset by an increase in proceeds from maturities of marketable securities $59.6 million.

Financing Activities – The increase of $77.6 million in net cash provided by financing activities for the nine months ended September 30, 2018 as compared to the same period in 2017 was primarily due to an increase in proceeds from sale of common stock under the ATM facility and July 2018 public offering of $78.5 million.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates of the Company

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about our financial condition and results of operations that are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Management Estimates,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Changes in Internal Control over Financial Reporting

 There have been no changes in our internal control over financial reporting that occurred during our most recent quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We will need to obtain substantial additional capital in connection with our continuing operations. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.*

Until such time, if ever, as we can generate substantial product revenues, we will need to raise additional capital in connection with our continuing operations. We expect to finance our cash needs through a combination of equity offerings and debt financings. In November 2018, we entered into the Loan Agreement providing for up to $20.0 million in term loans. Under the terms of the Loan Agreement, (i) the Lender has initially provided us with a Term A Loan of $7.5 million, the proceeds of which, in part, were used to pay off our existing debt, and (ii) we may, at our sole discretion, borrow from the Lender the Term B Loan, which provides for up to an additional $12.5 million at any time between November 1, 2018 and May 1, 2020. Other than our term loan facility, we do not have any committed external source of funds.

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

While any amounts are outstanding under our term loan facility, we are subject to affirmative and restrictive covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. If we default under our term loan facility, the Lender may accelerate our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the Lender’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The Lender could declare a default under our term loan facility upon the occurrence of an event of default, which includes our failure to satisfy our payment obligations under the Loan Agreement, the breach of certain of our other covenants under the Loan Agreement or the occurrence of a material adverse change, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the Lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

We cannot be certain that additional funding will be available on acceptable terms, or at all. Subject to limited exceptions, our term loan facility also prohibits us from incurring indebtedness without the prior written consent of the Lender. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.

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

We have recently initiated our registration-directed clinical trial in patients with HRAS mutant HNSCC. There is no guarantee that this trial will be completed on time or at all. Prior to receiving approval to commercialize tipifarnib or future product candidates, if any, in the United States or internationally, we must demonstrate to the satisfaction of the FDA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways, and the favorable results from previous trials of a drug candidate may not be replicated in subsequent clinical trials. There is no guarantee that the high level of clinical activity observed in our ongoing Phase 2 RUN-HN clinical trial will be replicated in our AIM-HN clinical trial. We are using a starting dose of 600mg administered twice daily, in our AIM-HN clinical trial, which is lower than the starting dose used in our RUN-HN clinical trial. Although we have observed preliminary evidence of clinical activity in the RUN-HN trial at the 600mg dose, there is no guarantee that we will see comparable activity in our AIM-HN clinical trial. Even if we believe the preclinical or clinical data are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. We maintain frequent, ongoing dialog with the FDA and other regulatory bodies regarding our clinical trial design, including the patient selection criteria, dosing plan and statistical analysis plan. There is a risk that the FDA or other regulatory agencies could at any time raise objections. Any such objections could delay the initiation or completion of our registration-directed clinical trial. Although we believe from our discussions with the FDA and the minutes from our recent End of Phase 2 meeting with the FDA, that if our AIM-HN clinical trial is positive, there is the potential for accelerated approval of tipifarnib for the treatment of patients with relapsed or refractory HNSCC who harbor the HRAS mutation, the FDA has substantial discretion in the approval process and may not grant approval based on data from the AIM-HN and RUN-HN trials. Even if the trial results are positive, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do. If the results of the trial are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant additional resources to conduct additional trials in support of potential approval of tipifarnib.

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

Enrollment in our ongoing Phase 2 clinical trial of tipifarnib in patients with HRAS mutant HNSCC has proceeded more slowly than anticipated. We believe this may be primarily due to two factors. First, with the approvals in the United States of the immune therapy agents nivolumab and pembrolizumab, many HNSCC patients are now being treated with one of these agents after failure of first line treatments such as chemotherapy and/or cetuximab. Nivolumab has also received marketing approval in certain countries in the European Union. Second, many physicians who treat HNSCC patients do not routinely screen their patients for genetic mutations, such as HRAS, which we believe is because, to date, targeted therapies have not been available to treat HNSCC patients. To seek to address these issues, we expanded the number of clinical sites in Europe and in the United States and have contracted with third-party laboratories to facilitate the genetic screening of patients for our clinical sites. We are planning to adopt similar measures for our AIM-HN clinical trial of tipifarnib in HRAS mutant HNSCC. While the enrollment rate in our RUN-HN trial has increased, there is no guarantee that these efforts will be effective in further accelerating enrollment in our ongoing Phase 2 clinical trial of tipifarnib in patients with HRAS mutant HNSCC or in our AIM-HN clinical trial.

Additionally, in estimating the frequency of biomarkers, such as the frequency of HRAS mutations in patients with HNSCC, we rely on data published in the scientific literature as well as our experience and that of our collaborators. Initial studies on the frequency of HRAS mutation in HNSCC were conducted in a mostly human papillomavirus, or HPV, negative population that does not reflect the increase in HPV-related HNSCC in the United States. The technologies used to identify mutations in published datasets may be different from the technologies we are using currently, which may make it more difficult to compare results across clinical trials. Moreover, sample quality in academic studies of molecular biomarkers may not reflect standard clinical practice that is focused on pathological diagnosis. We are using a minimum tumor HRAS mutant allele frequency of 20% in our AIM-HN clinical trial. Data from The Cancer Genome Atlas, or TCGA HNSCC, provisional, indicate that patients with an HRAS mutant allele frequency greater than 20% represent approximately 5% of the overall HNSCC population. If the incidence of tumor HRAS mutant allele frequency equal to or greater than the clinical cutoff as detected in our AIM-HN clinical trial is significantly different from either the TCGA database or our Phase 2 clinical trial experience, it may take us longer to screen patients to identify those patients with HRAS mutations who may be candidates for our clinical trial. Even if patients carrying HRAS mutations are identified, interest to participate in clinical trials is low in HNSCC and potential study subjects may be located far away from potential clinical trial sites. Any delay or failure by us or third-party collaborators to screen patients or identify patients with HRAS mutations for enrollment in our AIM-HN trial and other ongoing trials could delay or prevent us from completing our clinical trials which could prevent us from obtaining regulatory approval or commercializing tipifarnib on a timely or profitable basis, or at all.

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

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.*

The risk of failure for our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. For example, the preliminary data we have presented from our positive Phase 2 clinical trial of tipifarnib in HRAS mutant HNSCC, may not predict the results of our AIM-HN clinical trial or any other later-stage clinical trials we may conduct. The primary endpoint of our AIM-HN clinical trial is objective response rate as determined using RECIST 1.1 criteria and as determined by independent radiological review. Independent radiological review refers to a formal process whereby third-party radiologists who are not affiliated with the drug development program are engaged to provide an independent assessment of the primary radiological images. All of our patient responses disclosed to date in our ongoing Phase 2 clinical trial in HRAS mutant HNSCC have been assessed by the trial investigators. In contrast to independent radiology review, investigator assessed response is performed by investigators or their affiliated radiology colleagues who may be aware of the study treatment, patient history or other information that could impact their choices in applying the rules and conventions of RECIST 1.1. Conversely, independent radiology reviewers have limited access to non-radiographic clinical information or other ancillary information, which could have informed their application of RECIST 1.1 response rules. The published literature demonstrates a consistent decrease in response rate when investigator assessed response rates are verified by independent radiology review. Furthermore, HNSCC lesions are difficult to assess due to the complexity of the anatomic locations. For our AIM-HN clinical trial we will be identifying trial subjects with measurable disease that meets criteria for RECIST 1.1 target lesions by independent radiology review. This may further reduce the number of subjects eligible to join the AIM-HN trial within the small pool of HRAS mutant HNSCC patients.

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

We may experience delays in our clinical trials and we do not know whether ongoing or planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. If the FDA or comparable foreign regulatory authorities, or IRBs have comments on our study plans for our clinical trials of tipifarnib or any of our other product candidates, that we are required to address, such studies may be delayed, or may not start at all. Clinical trials may be delayed, suspended or prematurely terminated at any time by us or by the FDA or other similar regulatory agency if it is determined at any time that patients may be or are being exposed to unacceptable health risks, including risk of death, or if compounds are not manufactured in compliance with current good manufacturing practice, or cGMP, regulations or with acceptable quality. There can be no assurance that the FDA or other similar regulatory agency will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

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

Tipifarnib has been studied in more than 5,000 oncology patients and was generally well tolerated and exhibited a manageable side effect profile. The most common hematologic adverse events of any grade were neutropenia (low white blood cell count), anemia and thrombocytopenia (low platelet count). The most common non-hematologic adverse events of any grade were gastrointestinal system disorders (nausea, anorexia, diarrhea and vomiting), fatigue and rash. Treatment discontinuation across the prior tipifarnib clinical studies has been in the range of approximately 20-25%. We are exploring a range of doses and dosing schedules in our ongoing Phase 2 clinical trials. The side effects observed so far in our ongoing Phase 2 clinical trials of tipifarnib have been generally consistent with the prior observations; however, there is no guarantee that additional or more severe side effects will not be identified through further clinical studies, including our AIM-HN clinical trial. Rights to develop tipifarnib in virology indications have been granted by Janssen to EB Pharma LLC, or EB Pharma, a subsidiary of Eiger BioPharmaceuticals. Undesirable side effects may be identified in clinical trials that EB Pharma may conduct in virology indications, which may negatively impact the development, commercialization or potential value of tipifarnib.

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

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.*

As one of the central elements of our business strategy and clinical development approach, we seek to screen and identify subsets of patients with molecular or genetic alterations who may derive meaningful benefit from our product candidates. To achieve this, certain of our programs will require the development and commercialization of a companion diagnostic. We rely on third-party collaborators for development of companion diagnostics for use in clinical trials and, if successful, will rely on third-party collaborators for development of companion diagnostics for commercialization of our product candidates. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. For example, for tipifarnib for the treatment of HRAS mutant HNSCC, we and our third-party collaborators are working to develop and validate a qualitative polymerase chain reaction-based assay, to identify patients with HRAS mutant tumors, and to prepare and submit an investigational device exemption, or IDE, for use of the companion diagnostic in our AIM-HN clinical trial in this indication. In our ongoing Phase 2 clinical trial of tipifarnib in HRAS mutation HNSCC, patients are currently being enrolled based on information on the patients’ tumor HRAS mutation status obtained by the clinical sites from next-generation sequencing, or NGS, panels used by the site or third parties to characterize patients’ tumors. Additionally, we plan to introduce a minimum tumor HRAS mutant allele frequency as an entry criteria for enrollment in our AIM-HN clinical trial. The results of NGS panels being currently used by our clinical sites may not be accurate or consistent across sites, and our development of tipifarnib or a companion diagnostic may be delayed or complicated by a change in assay methodology.

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

Risks Related to Our Dependence on Third Parties

We rely on third-party contractors and organizations to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such clinical trials.*

We rely, and expect to continue to rely, on third-party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to support our preclinical development activities and conduct our clinical trials, including our ongoing Phase 2 clinical trials of tipifarnib, our Phase 1 clinical trial of KO-947, our registration-directed clinical trial of tipifarnib in HRAS mutant HNSCC and any other subsequent clinical trials of tipifarnib and our other drug candidates. These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we are required to enter into alternative arrangements, our product development activities could be delayed.

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

We may not be able to benefit from available regulatory exclusivity periods if another company obtains regulatory approval for tipifarnib before we do.*

As the composition of matter patents covering tipifarnib expired in the United States and in countries in Europe in 2016 and we have only a limited number of issued U.S. and foreign patents directed to our potential tipifarnib indications, our commercial strategy for tipifarnib relies on obtaining other patents related to tipifarnib and on non-patent regulatory exclusivity. In the United States, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon FDA approval of an NDA for a new chemical entity, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any Section 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that the FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. EB Pharma has licensed rights from Janssen to develop tipifarnib in virology indications. If EB Pharma obtains regulatory approval for tipifarnib in a virology indication before we obtain regulatory approval in one of our oncology or other non-virology indications, the five-year exclusivity period would commence on the date upon which EB Pharma obtains regulatory approval, and as a result, the period of regulatory exclusivity to which we may be entitled may be reduced or eliminated and the commercial prospects for tipifarnib could be harmed as a result.

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

We intend to pursue an orphan designation for at least some of our product candidates, including tipifarnib. However, obtaining an orphan designation can be difficult, and we may not be successful in doing so for tipifarnib or any of our product candidates. The EMA does not generally recognize for orphan designation, molecular defined subsets of non-orphan disease indications, and as an example, EMA recently rejected orphan designation for a drug product for ALK-positive non-small cell lung cancer. As such, we do not expect to be able to obtain orphan drug designation in Europe for tipifarnib in the subset of HRAS mutant HNSCC at the current time. Even if we were to obtain orphan exclusivity for a product candidate, that exclusivity may not effectively protect the product from the competition of different drugs for the same orphan condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same condition if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. The failure to obtain an orphan designation for any product candidates we may develop for the treatment of rare cancers, and/or the inability to maintain that designation for the duration of the applicable exclusivity period, could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

•

the federal Anti-Kickback Statute which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•

the federal civil and criminal false claims and civil monetary penalties laws, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, which prohibits, which among other things, individuals and entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information on covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity;

•

the federal Physician Payments Sunshine Act which requires applicable manufacturers of certain drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals, as well as certain manufacturers and group purchasing organizations to report annually ownership and investment interests held by physicians or their immediate family;

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and

•

state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by or are in conflict with HIPAA, thus complicating compliance efforts, including the European Union General Data Protection Regulation, or GDPR, which went into effect on May 25, 2018, and imposes privacy and security obligations on any entity that collects and/or processes health data from individuals located in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. As well as complicating our compliance efforts, non-compliance with these laws could result in penalties or significant legal liability.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Some state and local laws also require the registration of pharmaceutical sales representatives.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Certain changes to the ACA, such as the removal of the ACA’s individual health insurance mandate by federal tax legislation, a delay in the implementation of certain ACA-mandated fees, and other changes to the ACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”, were recently enacted or implemented, and the effect of these changes is unknown. We expect that the Trump administration and Congress will continue to seek to delay, repeal or replace all, or certain provisions of, the ACA. We cannot predict the ultimate content, timing or effect of healthcare reform legislation or regulation or the impact of potential legislation or regulation on us. We continue to evaluate the potential impact of the ACA and its possible repeal or replacement on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, that due to subsequent legislative amendments, will stay in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws and other potential legislation may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. For example, the Trump administration released a “Blueprint” which includes a number of proposed actions to lower drug prices and reduce out of pocket costs of drugs. Although a number of the proposed drug price control measures at the federal level, and other potential proposals, will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The Right to Try Act, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

Further, we or our collaborators, will be required to obtain coverage and reimbursement for companion diagnostic tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved. There is significant uncertainty regarding our and our collaborators, ability to obtain coverage and adequate reimbursement for any companion diagnostic test for the same reasons applicable to our product candidates If insurance coverage and reimbursement for companion diagnostic tests for our product candidates is inadequate, utilization may be low, and patient tumors may not be comprehensively screened for the presence of the genetic markers that predict response to our product candidates.

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

Our patent rights may not protect our patent protected products and product candidates if competitors devise ways of making products that compete with us without legally infringing our patent rights. For example, our patent rights in tipifarnib are limited in ways that affect our ability to exclude third parties from competing against us. In particular, the patent term for the composition of matter patents covering the API of tipifarnib expired in the United States and countries in Europe in 2016. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. In July 2017 and July 2018, the U.S. Patent and Trademark Office, or U.S. PTO, issued us patents directed to the use of tipifarnib in certain patients with HRAS mutant HNSCC and in May 2018 the U.S. PTO issued us a patent directed to the use of tipifarnib in patients with CXCL12-expressing PTCL or AML. Although these patents are currently in force, there is no guarantee that a court would agree that any of the patents are valid or enforceable. Further, if a competitor were to develop tipifarnib for use in an indication other than that claimed by the patents, we would not be able to prevent them from marketing tipifarnib in the United States or other jurisdictions based on the patent. A limited number of patents directed to the use of tipifarnib in certain patients with HRAS mutant HNSCC have been granted in foreign jurisdictions. We are pursuing additional U.S. and foreign method of use patents for tipifarnib, however there is no guarantee that any such patents will be granted. In April 2017, the U.S. PTO issued us a patent covering the composition of matter of KO-947 and certain structurally related compounds, and methods of using the compounds for the treatment of cancers. We are pursuing additional U.S. and foreign patents for KO-947, however there is no guarantee that any such patents will be granted. Patent term extension may be available in the United States to account for regulatory delays in obtaining human marketing approval for a product candidate; however, only one patent may be extended per marketed compound. Under our license agreement with Janssen, we and Janssen agree to cooperate in obtaining available patent term extensions. We and Janssen may not reach agreement and no patent term extension may be obtained. Additionally, the applicable authorities, including the U.S. PTO and the FDA, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to patents, or may grant more limited extensions than requested. If this occurs, our competitors who obtain the requisite regulatory approval can offer products with the same API as tipifarnib so long as the competitors do not infringe any method of use patents that we may hold. Competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

Risks Related to Employee Matters, Managing Growth and Macroeconomic Conditions

We currently have a limited number of employees, are highly dependent on our Chief Executive Officer and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are a clinical development company with a limited operating history, and, as of September 30, 2018, we had only 41 full-time employees and two part-time employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, and Antonio Gualberto, M.D., Ph.D., our Head of Development and Chief Medical Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Additionally, Dr. Wilson currently also serves as President and Chief Executive Officer of Avidity Biosciences, LLC. As a result, Dr. Wilson is not able to devote all of his business time and attention to our business. Conflicts may arise in the future if there are competing demands on Dr. Wilson’s time and attention and our business may be harmed as a result.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 until September 30, 2018, were $24.03 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of September 30, 2018, we had 596,027 shares of common stock reserved for future issuance under our 2014 Plan and options to purchase up to an aggregate of 3,301,804 shares of common stock outstanding. The number of shares available for future grant under our 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2018, an automatic increase pursuant to the 2014 Plan occurred, resulting in 1,208,683 additional shares available for future grant under the 2014 Plan. In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of September 30, 2018, we had 238,705 shares of common stock reserved for future issuance under our ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2017, the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in January 2018.

In addition, warrants to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share are outstanding as of September 30, 2018.

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

ITEM 5. OTHER INFORMATION

On November 1, 2018, we entered into a loan and security agreement, or the Loan Agreement, with Silicon Valley Bank, or the Lender, providing for up to $20.0 million in a series of term loans. Upon entering into the Loan Agreement, we borrowed $7.5 million from the Lender, or Term A Loan, the proceeds of which, in part, were used to pay off the existing debt under the Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank dated April 27, 2016, as amended in May 2017 and October 2017. Under the terms of the Loan Agreement, we may, at our sole discretion, borrow from the Lender for up to an additional $12.5 million at any time between November 1, 2018 and May 1, 2020, or Term B Loan, and together with Term A Loan, the Term Loans.

The proceeds from the Term Loans may be used to satisfy our future working capital needs and to fund our general business requirements. Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property. We have also agreed not to encumber our intellectual property assets, except as permitted by the Loan Agreement. All of the Term Loans will be due on the scheduled maturity date of May 1, 2023, or Maturity Date. Repayment of the Term Loans will be interest only through November 30, 2020, followed by 30 equal monthly payments of principal plus accrued interest commencing on December 1, 2020. The per annum interest rate for any outstanding amounts of Term Loans is the greater of (i) 5.50% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal plus (b) 0.25%. In addition, a final payment of 7.75% of the amounts of the Term Loans drawn will be due on the Maturity Date, acceleration of any Term Loans, or prepayment of the Term Loans. If we elect to prepay the outstanding amount under the Loan Agreement prior to the Maturity Date, a prepayment charge of 1%, 2% or 3%, of the then outstanding principal balance also will be due, depending upon when the prepayment occurs. We are subject to customary affirmative and restrictive covenants under the term loan facility.

The foregoing is only a summary of the material terms of the Loan Agreement, and does not purport to be complete and is qualified in its entirety by reference to the full text of the Loan Agreement, which is being filed as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Agreement and Plan of Merger, dated March 6, 2015, by and among the Registrant, Kura Operations, Inc. and Kura Oncology, Inc.		8-K (Exhibit 2.1)	3/12/2015	000-53058

2.2	Agreement and Plan of Merger, dated March 6, 2015, by and between the Registrant and Kura Oncology, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	3/12/2015	000-53058

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Warrant to Purchase Stock by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

10.1+	Executive Employment Agreement, effective as of July 1, 2018, by and between the Registrant and John Farnam.		10-K (Exhibit 10.5)	8/6/2018	001-37620

10.2+	Executive Employment Agreement, effective as of August 21, 2018, by and between the Registrant and Marc Grasso, M.D.	X

10.3	Loan and Security Agreement, dated as of November 1, 2018, by and among the Registrant and Silicon Valley Bank.	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kura Oncology, Inc.
A Delaware corporation

Date: November 5, 2018	By: /s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2018	By: /s/ Marc Grasso, M.D.
Marc Grasso, M.D.
Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)