Form 10-K
period 2018-12-31
Kura Oncology, Inc.
filed 2019-03-05
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting of common equity held by non-affiliates of the registrant was approximately $525.4 million as of June 29, 2018 (the last trading day before June 30, 2018) based on the closing price of $18.20 as reported on the Nasdaq Global Select Market on such date. Shares of the registrant’s common stock held by executive officers, directors, and their affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 1, 2019 was 38,169,041.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant's 2019 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2018.

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

Overview

We are a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates that target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes, and we intend to pair them with molecular or cellular diagnostics to identify those patients most likely to respond to treatment. We plan to advance our product candidates through a combination of internal development and strategic partnerships and maintain significant development and commercial rights.

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

Our most advanced solid tumor indication is in patients with head and neck squamous cell carcinoma, or HNSCC, that carry mutations in the HRAS gene. In September 2017, we reported that our ongoing proof-of-concept Phase 2 clinical trial of tipifarnib in patients with HRAS mutant HNSCC achieved its primary efficacy endpoint. Following feedback from the U.S. Food and Drug Administration, or the FDA, and other regulatory authorities, we initiated a registration-directed clinical trial of tipifarnib in HRAS mutant HNSCC in November 2018. The global, multicenter, open label, two-cohort, non-comparative trial is designed to enroll at least 59 patients with HRAS mutant HNSCC who have received prior platinum-based therapy and is expected to take approximately two years to fully enroll. Following achievement of the primary efficacy endpoint in our proof-of-concept clinical trial of tipifarnib in patients with HRAS mutant HNSCC, we added a cohort to enroll patients having HRAS mutant squamous cell carcinomas, or SCCs, other than HNSCC. We anticipate having additional data from this Phase 2 clinical trial in the second half of 2019.

In addition to our tipifarnib development program in HRAS mutant solid tumors, we are evaluating the potential utility of tipifarnib using CXCL12 pathway biomarkers in a number of hematologic and solid tumor indications. In December 2018, we reported preliminary data from our Phase 2 clinical trial of tipifarnib in patients with relapsed or refractory peripheral T-cell lymphomas, or PTCL. The data showed a significant association between CXCL12 expression and clinical benefit, as well as clinical proof-of-concept in patients with angioimmunoblastic T-cell lymphoma, or AITL, an aggressive form of PTCL often characterized by high levels of CXCL12 expression. We anticipate having additional data from this study in mid-2019.

We are also exploring the utility of CXCL12 pathway biomarkers as a strategy for patient enrichment in patients with relapsed or refractory acute myeloid leukemia, or AML, and chronic myelomonocytic leukemia, or CMML, in an ongoing Phase 2 clinical trial. We anticipate having additional data from the CMML clinical trial in 2019. Additionally, in January 2019, we reported the identification of a potential association between CXCL12 expression and clinical benefit from tipifarnib in patients with pancreatic cancer. We believe these findings support the potential use of tipifarnib in a broader set of hematologic and solid tumor indications, including pancreatic cancer, in which the CXCL12 pathway plays a role in tumor initiation and progression, and we are exploring opportunities for further clinical development.

Our second product candidate is KO-947, a potent and selective small molecule inhibitor of extracellular signal related kinase, or ERK, which we are advancing as a potential treatment for patients with tumors that have dysregulated activity due to mutations or other mechanisms in the mitogen-activated protein kinase, or MAPK, pathway. Our preclinical data suggest that KO-947 has anti-tumor activity in KRAS- or BRAF-mutant adenocarcinomas as well as certain subsets of squamous cell carcinomas. Our Phase 1 trial of KO-947 in patients with solid tumors is ongoing, and we anticipate having data from the dose-escalation portion of the trial in 2019.

Our third product candidate is KO-539, a potent and selective small molecule inhibitor of the menin-mixed lineage leukemia, or menin-MLL, protein-protein interaction. We have generated preclinical data that support the potential anti-tumor activity of KO-539 in genetically defined subsets of acute leukemia, including those with rearrangements or partial tandem duplications in the MLL gene as well as those with oncogenic driver mutations in genes such as NPM1. Our investigational new drug, or IND, application for KO-539 has been cleared by the FDA and we anticipate initiating our Phase 1 clinical trial in relapsed or refractory AML in the second quarter of 2019.

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

Our Strategy

Our strategy is to discover, acquire, develop and commercialize innovative anti-cancer agents in oncology indications with significant unmet medical need and attractive commercial potential. The key components of our strategy include the following:

•	Focus on developing novel, small molecule product candidates for the treatment for cancer;
•	Identify molecular, genetic or other tumor-related characteristics to identify patients more likely to benefit from our product candidates;
•	Leverage clinical and pathology trends towards comprehensive tumor profiling and the use of companion diagnostics;
•	Prioritize development of tipifarnib in clinical indications of high unmet need where improved outcomes are associated with specific biomarkers;
•	Advance our programs through a combination of internal development and strategic partnerships;
•	Maintain significant development and commercial rights to our product candidates; and
•	Build a sustainable product pipeline.

Precision Medicines in Cancer Treatment

Advancements in cancer genetics and new molecular diagnostic tools are helping define why some patients respond to a specific therapy while other patients receive little to no clinical benefit. This new era in cancer drug discovery and development offers the potential for innovative treatments that are safer and more effective for patients with specific cancers. We aim to improve patient outcomes and contribute to the reduction in healthcare costs by matching targeted therapeutics to the patients who will derive the most benefit. We are developing a pipeline of small molecule product candidates designed to inhibit mutated or abnormally functioning cellular pathways that drive cancer growth and intend to pair them with molecular diagnostics to identify those patients with tumors most likely to respond to treatment. This approach to treatment is known as precision medicine.

A pioneering example of a precision medicine in cancer was the development of small molecule inhibitors against epidermal growth factor receptor, or EGFR, in patients with advanced lung cancer. Patients with EGFR mutations treated with EGFR inhibitors have a response rate in the 65% range, as opposed to a response rate of approximately 10% in unselected lung patients. Erlotinib (Tarceva®) was approved in the United States as a first-line treatment for patients with non-small cell lung cancer, or NSCLC, characterized by EGFR mutations. Other examples of approved agents developed using precision medicine approaches include ALK, BCR-ABL, BRAF and TRK inhibitors.

Precision medicine has several advantages over traditional drug development. We believe evidence-based selection of patients who are more likely to respond to a targeted therapy based on tumor biology provides the potential for: higher translatability from preclinical to clinical studies; increased overall response rates, requiring fewer patients for clinical development; and expedited clinical development in areas of high unmet need. We believe the precision medicine approach has the potential for more efficient drug development with reduced risks, costs and timelines. However, achieving success through a precision medicine approach is predicated on a thorough understanding of tumor biology and the mechanism of action of the product candidate. To develop this understanding, we have conducted extensive translational research on each of our programs.

Our Approach to Development of Precision Medicines in Oncology

Translational research is the practice of synthesizing our knowledge of basic research, preclinical and clinical data to develop a “bench-to-bedside” understanding of the potential of our product candidates, and it is the principal methodology we utilize to guide our precision medicine approach. We evaluate our product candidates through both in vitro and in vivo experiments to evaluate their potential as therapeutics using a number of tools, including patient-derived xenograft, or PDX, models. PDX models mostly retain the principal histologic and genetic characteristics of their donor tumor and have been shown in many instances to be predictive of clinical outcomes and are increasingly being used for preclinical drug evaluation, biomarker identification, biologic studies and personalized medicine strategies. We evaluate our product candidates in preclinical PDX studies seeking to corroborate clinical data and to identify and prioritize potential clinical indications.

Because we often target molecular and/or genetic alterations that are detectable, companion diagnostic tests can be developed to identify these alterations. Once we have identified a target, we will initially use existing diagnostic tools, such as next-generation sequencing, or NGS, or RNA expression profiling, to identify patient subsets that we believe will derive increased benefit from our product candidates. As we advance our product candidates clinically and determine the most important screening criteria, we intend to develop companion diagnostics as appropriate, with the help of technology partners, to seek to identify patients, and if our clinical development programs are successful, to support the potential registration and marketing of our product candidates.

Our clinical development strategy employs a disciplined approach designed to identify response signals early in development and reduce development risks. Based upon the data from our preclinical studies as well as clinical data, we seek to evaluate our product candidates in well-defined patient populations and believe this gives us a higher likelihood of demonstrating a clinical benefit. This approach is intended to allow for early insight into the therapeutic potential of a product candidate and the possibility for rapid clinical development and expedited regulatory strategies.

We are employing some or all of the steps above across our various programs as we advance our pipeline of targeted therapies. We believe the advantages of such an approach are the potential for higher translatability from preclinical to clinical studies, the ability to leverage clinical and pathology trends towards comprehensive tumor profiling and the potential for expedited clinical development.

Clinical Programs and Pipeline

Tipifarnib – An Oral Farnesyl Transferase Inhibitor

Overview

Tipifarnib is a member of a class of product candidates called farnesyl transferase inhibitors, or FTIs. We in-licensed tipifarnib from Janssen Pharmaceutica NV, or Janssen, an affiliate of Johnson & Johnson, in December 2014. Previously, tipifarnib was studied in more than 5,000 oncology patients in more than 70 clinical trials and was observed to be generally well tolerated with a manageable side effect profile as a single agent. Although tipifarnib has a well-established safety profile and has demonstrated compelling and durable anti-cancer activity in certain patients, its activity has not been sufficient in any prior clinical trial to support marketing approval by the FDA. However, clinical and preclinical data suggest that, in certain selected patient populations, tipifarnib has the potential to provide significant benefit to cancer patients with limited treatment options. We have worldwide rights to tipifarnib in all indications other than virology.

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

The enzyme that catalyzes the attachment of the farnesyl groups to proteins is called farnesyl transferase. Small molecule inhibitors of the farnesyl transferase enzyme have been discovered, and several inhibitors including tipifarnib have been evaluated in human clinical trials. The small molecule inhibitors are commonly referred to as FTIs. Many proteins involved in cellular signaling undergo prenylation because they must be associated with other proteins at the inner cellular membrane of the tumor cell to function properly. Treatment of tumors with FTIs results in the reversal of several hallmarks of cancer, including mitotic arrest, induction of apoptosis, growth inhibition, tissue invasion, sustained angiogenesis and tumor growth, as well as induction of tumor regression in animal models.

Among the hundreds of proteins estimated to be prenylated, some are either exclusively farnesylated or exclusively geranylgeranylated; some are both farnesylated and geranylgeranylated, and others are naturally farnesylated but become geranylgeranylated, when the farnesyl transferase enzyme is inhibited. HRAS is an example of a protein that is exclusively farnesylated while KRAS and NRAS are two proteins that are naturally farnesylated but may become geranylgeranylated upon treatment with FTIs.

Solid Tumors with HRAS Mutations

Retrovirus-associated DNA sequences, or RAS, are a family of membrane-associated proteins that are involved in regulating cell division in response to growth factor stimulation. HRAS is a member of the RAS family, which includes the other proto-oncogenes: KRAS and NRAS. Collectively, the three RAS genes constitute one of the most frequently mutated families of oncogenes in human cancers. Although HRAS mutations are less common overall relative to KRAS and NRAS mutations in human cancers, they have a higher prevalence in cancers of the upper digestive tract, skin, thyroid and urinary bladder.

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

HNSCC is a disease of high unmet need. Response rates for the three approved second-line agents, cetuximab (Erbitux®), nivolumab (Opdivo®) and pembrolizumab (Keytruda®) are in the range of 13-16% in unselected populations, with a median progression-free survival of approximately two months and a median overall survival of fewer than eight months. Data in the literature suggest response rates in patients with HRAS mutations may be even lower.

Other types of cancer that can result from squamous cells include vulvar squamous cell carcinoma, penile squamous cell carcinoma, cutaneous squamous cell carcinoma and lung squamous cell carcinoma. Our preclinical and clinical data suggest that, among solid tumors with HRAS mutations, squamous cell tumors are sensitive tumors to treatment with tipifarnib, and treatment with tipifarnib can, in some patients, produce durable responses.

Clinical Development of Tipifarnib in HRAS Mutant Solid Tumors

Proof-of-Concept Trial in HNSCC and other SCCs. We initiated a proof-of-concept Phase 2 clinical trial in May 2015 to test the hypothesis whether tipifarnib could be used as a treatment for advanced tumors with HRAS mutations. The initiation of this clinical study was based on our preclinical data, which demonstrated that tipifarnib inhibits HRAS mutant cell proliferation and HRAS tumor growth in mouse models. The clinical study was originally designed to enroll two cohorts of 18 patients each, with a primary endpoint of objective response rate and tumor response assessments conducted according to Response Evaluation Criteria in Solid Tumors version 1.1, or RECIST 1.1, criteria with confirmation of response required.

Cohort 1 enrolled patients with malignant thyroid tumors with HRAS mutations, independently of thyroid histology. Ten evaluable patients have been enrolled in Stage 1 of Cohort 1. Although evidence of prolonged disease stabilization was observed in several patients, we saw no objective responses within the first stage of the thyroid cohort and the cohort was closed to further enrollment. Cohort 2 was initially designed to enroll any patient with a non-hematological HRAS mutant tumor other than thyroid cancer who meets the eligibility criteria. In March 2017, we presented preliminary data from this trial at the 15th International Congress on Targeted Anticancer Therapies, including data from a cohort of three patients with HRAS mutant HNSCC treated with tipifarnib, two of whom achieved confirmed partial responses, or PRs. Based upon these data, we amended the clinical study protocol to focus enrollment in Cohort 2 entirely on patients with HRAS mutant HNSCC.

In September 2017, we reported that our proof-of-concept clinical trial of tipifarnib in patients with HRAS mutant HNSCC achieved its primary efficacy endpoint with four confirmed, partial responses among the first six evaluable HNSCC patients enrolled in the trial. Following achievement of the primary efficacy endpoint in patients with HRAS mutant HNSCC, we further amended the clinical study protocol to add a third cohort with patients having HRAS mutant SCCs other than HNSCC.

In October 2018, we reported updated data from our proof-of-concept clinical trial of tipifarnib in patients with HRAS mutant HNSCC and preliminary data in our cohort of other HRAS mutant SCCs at the European Society for Medical Oncology 2018 Congress. As of the September 7, 2018 clinical data cutoff date, 17 patients with HRAS mutant HNSCC were enrolled in the trial. Tumor size reductions were observed in nine of 11 evaluable patients, with five confirmed partial responses, including three patients with durable responses lasting more than 17 months. A sixth patient achieved a confirmed PR after the data cutoff. Four patients had stable disease, including two patients who experienced prolonged disease stabilization lasting more than six months. Only one patient experienced progressive disease as best response. An additional patient with HRAS mutant HNSCC dosed off-protocol was reported as an unconfirmed partial response with a 40% tumor size reduction at first assessment.

Patients in our proof-of-concept clinical trial of tipifarnib in HRAS mutant HNSCC had a median of two prior lines of therapy (range 1-5), with confirmed responses observed in patients who had progressed on cetuximab regimens, immunotherapy or both. Patients received oral doses ranging from 600 mg to 900 mg twice daily on days 1-7 and 14-21 of 28-day cycles. Dose-limiting, treatment-emergent adverse events included hematological events and gastrointestinal disturbances, which were managed by dose interruption and/or dose reduction.

In addition, six patients were enrolled in our cohort of other HRAS mutant SCCs as of the September 7, 2018 clinical data cutoff date. One of the two evaluable patients in this cohort achieved a confirmed partial response and the other achieved prolonged disease stabilization lasting more than eight months. Four patients were not evaluable as of the data cutoff date, including two patients who were pending initial efficacy assessments.

An analysis of available tumor biopsy samples from patients with HRAS mutant HNSCC or other SCCs enrolled in our proof-of-concept clinical trial showed a significant association between tumor HRAS mutant allele frequency, or the measurement of mutated HRAS encoding DNA in a patient’s tumor compared to wild type HRAS DNA, and clinical benefit in patients treated with tipifarnib. Of the 14 HNSCC or other SCC patients with a tumor HRAS mutant allele frequency greater than 20%, seven achieved PRs, one achieved an unconfirmed PR and two experienced disease stabilization greater than six months. No meaningful clinical benefit was observed in the seven patients with an allele frequency less than 20%. Data from The Cancer Genome Atlas indicate that approximately 5% of HNSCC patients have an HRAS mutant allele frequency greater than 20%.

Following the data update in October 2018, we modified our ongoing proof-of-concept clinical trial of tipifarnib in patients with other HRAS mutant SCCs to introduce a minimum tumor HRAS mutant allele frequency as an entry criterion and use 600 mg orally twice daily as the starting dose. We anticipate having additional data from this trial in the second half of 2019.

Registration-Directed Trial in HRAS Mutant HNSCC. Based on the positive results observed in our proof-of-concept clinical trial, and following feedback from the FDA and other regulatory authorities, we initiated a global, multi-center, open-label, registration-directed clinical trial in recurrent or metastatic patients with HRAS mutant HNSCC in November 2018. The trial has two cohorts: A non-interventional screening and outcomes cohort, which we call SEQ-HN, and a treatment cohort, which we call AIM-HN.

SEQ-HN is designed as a case-control study to determine the treatment outcomes of patients with recurrent or metastatic HNSCC with HRAS mutations. The primary objective of SEQ-HN is to determine the objective response rate of first-line therapy in patients with HNSCC that carry HRAS mutations compared to those without a known HRAS mutation. In addition, this screening and outcomes cohort is expected to enable the identification of patients with HRAS mutations for potential enrollment into AIM-HN.

AIM-HN is designed to enroll at least 59 patients with HRAS mutant HNSCC who have received prior platinum-based therapy, and the trial is expected to take approximately two years to fully enroll. Based on observations from our proof-of-concept clinical trial, patients in AIM-HN must have a tumor HRAS mutant allele frequency greater than or equal to 35%, or greater than or equal to 20% if the patient’s serum albumin level is greater than or equal to 3.5 g/dL. Patients enrolled in the trial will receive a starting dose of 600 mg of oral tipifarnib, twice daily, on days 1-7 and 15-21 of 28-day treatment cycles. The trial’s primary endpoint is objective response rate, as determined using RECIST 1.1 criteria and confirmed by independent radiological review. AIM-HN has approximately 80% power to detect a difference between a null hypothesis of 15%, which is the point estimate of the objective response rate of second-line therapy for recurrent and metastatic disease, and 30%, an objective response rate considered of interest. Based on feedback from the FDA, we believe that AIM-HN, if positive, may be adequate to support a new drug application, or NDA, seeking accelerated approval.

Investigator-Sponsored Trials in HRAS Mutant Solid Tumors. In addition to our company-sponsored clinical trials in HRAS mutant solid tumors, an investigator-sponsored clinical trial of tipifarnib for the treatment HRAS mutant lung squamous cell carcinoma is ongoing. This proof-of-concept clinical trial is being conducted by Grupo Español de Cáncer de Pulmón, or GECP, a Spanish lung cancer consortium, and is designed to enroll at least 18 patients. The primary endpoint of this clinical trial will be objective response rate, and secondary endpoints include progression-free survival, duration of response and safety.

An investigator-sponsored clinical trial of tipifarnib is also being conducted for the treatment of advanced, previously treated urothelial carcinomas that carry HRAS mutations. This proof-of-concept clinical trial is sponsored by the Samsung Medical Center in Korea and is designed to enroll at least 18 patients. The primary endpoint of this clinical trial is objective response rate, and secondary endpoints include progression-free survival, duration of response and safety.

Companion Diagnostics for Tipifarnib in HRAS Mutant Solid Tumors. Patients are currently being enrolled in the ongoing Phase 2 proof-of-concept HRAS mutant tumor clinical trial and our AIM-HN clinical trial based either upon information on the patients’ tumor HRAS mutation status obtained by the clinical sites from NGS panels used by the site, or upon information obtained from third-party laboratories who conduct genetic screening on patient samples for the clinical sites. Working with our collaborators, we have obtained an investigational device exemption, or IDE, for use of a qualitative polymerase chain reaction, or qPCR, -based assay as a companion diagnostic test for our AIM-HN clinical trial. We expect that regulatory approval of tipifarnib as a treatment for patients with HRAS mutant tumors will require FDA approval of an HRAS assay in the form of a companion diagnostic test that has been validated for accuracy, precision and reproducibility.

Registration Strategy for Tipifarnib in HRAS Mutant Solid Tumors. Our immediate strategy for tipifarnib in HRAS mutant solid tumors is to generate a data package to support an application for marketing approval in HRAS mutant HNSCC. We will also seek to broaden tipifarnib’s potential use in other HRAS mutant solid tumors, including HRAS mutant SCCs other than HNSCC, as we believe this may represent a near-term opportunity to expand the use of tipifarnib into a broader set of HRAS mutant cancers. Longer term, our development strategy for tipifarnib is to advance toward earlier lines of therapy and, ultimately, to treat patients with HRAS mutant SCCs in the continuum of systemic treatment settings.

Clinical Development of Tipifarnib Using CXCL12 Pathway Biomarkers

We are evaluating the potential utility of tipifarnib using CXCL12 pathway biomarkers in both hematologic and solid tumor indications. Our interest in these indications stems, in part, from prior clinical data obtained by Janssen and independent investigators, which demonstrated that tipifarnib can drive meaningful clinical benefit, including examples of objective responses, and in some cases complete responses. However, although tipifarnib demonstrated evidence of clinical activity in both hematologic and solid tumor settings such as PTCL, AML and pancreatic cancer, no molecular mechanism of action was identified at that time that could explain its activity in those patient populations and that could allow for a strategy to identify those patients most likely to benefit from treatment with tipifarnib.

In June 2017, we presented preliminary results from our ongoing Phase 2 clinical trial of tipifarnib in PTCL, identifying the CXCL12 pathway as a potential therapeutic target of tipifarnib. CXCL12 is a chemokine that is expressed primarily by immune cells, endothelial cells and stromal fibroblasts that constitute the tumor microenvironment. CXCL12 and its receptors, CXCR4 and CXCR7, are key factors linking cancer cells with the tumor microenvironment. Among its multiple functions, CXCL12 has been shown to be essential for homing of myeloid cells to the bone marrow and lymphoid cells to lymph nodes and other organs. Based on our initial observations of the role of CXCL12 as a potential biomarker of clinical activity in PTCL, we began to investigate the role of the CXCL12 pathway in other indications.

In December 2017, at the American Society of Hematology Annual Meeting and Exposition, or ASH, we also presented new findings that identified activation of the CXCL12 pathway and bone marrow homing of myeloid cells as potential biomarkers of tipifarnib activity. The results were obtained by analyzing data from previous clinical trials of tipifarnib in AML and myelodysplastic syndromes, or MDS, as well as data from our ongoing Phase 2 clinical trial of tipifarnib in CMML. We believe that these data all implicate the CXCL12 pathway in the activity of tipifarnib. Moreover, when we retrospectively stratify the patients on the basis of activation markers of the CXCL12 pathway, we observe clinical benefit that is consistent across different endpoints, treatment settings and indications. We are now working to further validate CXCL12 as a therapeutic target of tipifarnib in a number of indications.

Peripheral T-Cell Lymphoma/Angioimmunoblastic T-Cell Lymphoma. Lymphoma is the most common blood cancer. The two main forms of lymphoma are Hodgkin’s lymphoma, or HL, and Non-Hodgkin’s lymphoma, or NHL. PTCL consists of a group of rare and usually aggressive, fast-growing NHLs that develop from mature T-cells. PTCLs are sub-classified into various subtypes, each of which are typically considered to be separate diseases based on their distinct clinical differences. Most of these subtypes are rare; two of the most common are AITL and PTCL not otherwise specified, or PTCL-NOS.

Despite several approvals over the past decade, the treatment of relapsed and/or refractory PTCL remains a significant unmet medical need. Three of the more recent launches, pralatrexate (Folotyn®), romidepsin (Istodax®) and belinostat (Beleodaq®), were approved based on single-arm clinical trials of fewer than 130 patients, each with response rates in the range of 25-27% and only two to three months of median progression-free survival in unselected populations.

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

In December 2017, we reported updated, preliminary data from our Phase 2 clinical trial of tipifarnib in an unselected population of patients with PTCL at ASH. The results of the study, which was conducted in patients having a median of four prior lines of therapy, showed that patients having elevated levels of CXCL12 gene expression and/or the absence of a single nucleotide variation in the 3'-untranslated region, or 3'-UTR, of the CXCL12 gene, or CXCL12+, had a higher rate of clinical benefit in terms of objective response rate and progression-free survival in this advanced patient population. Of the three partial responses in the study, two occurred in the three patients on study with AITL. These findings are consistent with published data that show patients with AITL express high levels of CXCL12. Based upon these observations, we started enrolling two expansion cohorts in PTCL patients, the first in patients with AITL histology, and the second in patients with CXCL12 high PTCL, other than AITL.

In December 2018, we reported preliminary data from the two expansion cohorts in our Phase 2 clinical trial of tipifarnib in patients with relapsed or refractory PTCL at ASH. The data showed a significant association between CXCL12 expression and clinical benefit, as well as proof-of-concept in AITL. As of the November 21, 2018 data cutoff date, a total of 39 patients were enrolled in the ongoing Phase 2 clinical trial, including 19 patients with AITL (16 patients in the AITL extension cohort and 3 patients in the previous portion of the study). Six of the 16 AITL patients were not evaluable as of the data cutoff date, including two who were pending initial efficacy assessments. Of the 13 evaluable AITL patients, two achieved a complete response and four achieved a partial response, for an objective response rate of 46% (six of 13). According to the study protocol, the AITL cohort is considered positive when four or more responses are observed.

The study also identified a particularly responsive subset within AITL and non-AITL patients. Specifically, patients with a high ratio of expression of CXCL12 to its receptor CXCR4 experienced an objective response rate of 50% (five of 10) and a clinical benefit rate of 90% (nine of 10 with either complete response, partial response or stable disease) with tipifarnib. Patients in this Phase 2 clinical trial had a median of three prior lines of therapy (range 1-7). High expression of CXCL12 was observed in approximately 40% of the PTCL patients. The high CXCL12/CXCR4 expression ratio had 90% sensitivity and 93% specificity to identify PTCL patients likely to benefit from tipifarnib. We anticipate additional data from this Phase 2 clinical trial of tipifarnib in mid-2019 including duration of response data from the AITL cohort and additional data from the CXCL12 high PTCL cohort.

In addition to the Phase 2 clinical data, the results from two ancillary, non-clinical studies were also reported at ASH. In the first, the expression of CXCL12 and CXCR4 was investigated using tumor bank samples of PTCL patients treated with standard-of-care agents. Worse prognosis was observed in PTCL patients with high CXCL12/CXCR4 expression ratio, suggesting that CXCL12 is a negative prognostic factor for standard PTCL therapy. In the second study, the effect of the incubation of stroma cells with tipifarnib on CXCL12 secretion was investigated in a mouse model of bone marrow culture. Tipifarnib reduced secretion of the CXCL12 chemokine from the stromal cells, providing a potential mechanism of action for the observed clinical activity.

Other Hematologic Malignancies. We are also evaluating tipifarnib in other hematological malignancies, including CMML and AML. CMML is a disorder of bone marrow stem cells in which an increase in white blood cells, or monocytosis, is a defining feature. The clinical presentation of CMML varies from predominantly myelodysplastic, an ineffective production of blood cells, to predominantly myeloproliferative, an overproduction of blood cells. AML is a type of cancer in which the bone marrow makes abnormal myeloblasts, a type of white blood cell, red blood cells or platelets. In prior clinical studies conducted by Janssen and independent investigators, tipifarnib has demonstrated clinical responses in adults with refractory and relapsed AML, in older adults with newly diagnosed poor-risk AML and in patients with poor-risk MDS. However, the activity of tipifarnib in those studies was not sufficient to support registration of tipifarnib.

In December 2017, we reported preliminary results from our Phase 2 clinical trial of tipifarnib in CMML at ASH. The primary objective of the study was met with three objective responses in nine evaluable patients with KRAS or NRAS wild-type CMML, for an overall response rate of 33%. Although the signal observed in RAS wild-type patients is encouraging, our discovery of potential CXCL12 pathway biomarkers has shifted our focus in CMML to the evaluation of other potential biomarkers of activity for tipifarnib in CMML, including activation of the CXCL12 pathway.

Our analyses of data from our ongoing clinical trial in CMML, as well as data from prior clinical trials sponsored by Janssen and others in AML and MDS, has identified activation of the CXCL12 pathway, as measured by the ratio of CXCR4/CXCR2 gene expression and bone marrow homing of myeloid cells, as a potential biomarker of tipifarnib activity in patients with AML in addition to CMML. As such, we amended our Phase 2 clinical trial in patients with CMML to include prospectively cohorts of relapsed and/or refractory MDS/myeloproliferative neoplasia, or MPN, including CMML and AML patients with elevated levels of CXCL12 pathway biomarkers. Our initial focus in this trial is on the CMML cohort. Additionally, our analysis of gene expression from bone marrow samples in 27 previously untreated poor-risk and elderly AML patients who were treated with tipifarnib in a prior Cancer Therapy Evaluation Program, or CTEP 20, Phase 2 clinical trial indicated a potential association between high CXCL12 expression and clinical activity in these patients. Our goals are to validate the utility of CXCL12 pathway biomarkers as a strategy for patient enrichment in relapsed/refractory myeloid tumor indications starting in CMML and other MDS/MPN overlap syndromes, and then to extend the potential use of tipifarnib to other myeloid indications and settings.

We have also been evaluating CXCL12 pathway markers in our ongoing Phase 2 clinical trial of tipifarnib in MDS to determine whether they could be of utility for patient selection. Given our current focus in HRAS mutant solid tumors and other CXCL12 pathway indications, our Phase 2 clinical trial of tipifarnib in MDS has been deprioritized and is not currently enrolling new patients. Additional opportunities for future development of tipifarnib in other potential CXCL12-expressing indications may include diffuse large B-cell lymphoma, Hodgkin’s lymphoma and mycosis fungoides, a form of cutaneous T-cell lymphoma. Responses were observed in each of these indications in a National Cancer Institute-sponsored Phase 2 clinical trial of tipifarnib in unselected patients with other relapsed or refractory hematologic malignancies.

Solid Tumors. Elevated CXCL12 expression is known to be a poor prognosis factor in patients with certain solid tumors, including pancreatic, lung and esophageal-gastric cancers. In the specific context of pancreatic cancer, high CXCL12 expressing tumors may evade early diagnosis by decreasing abdominal pain through the attraction of pain-suppressing Schwann cells. To investigate the potential for association between CXCL12 expression and clinical benefit in pancreatic cancer patients, we conducted a retrospective analysis of study INT-11, a randomized, placebo-controlled Phase 3 clinical trial of gemcitabine plus tipifarnib compared with gemcitabine plus placebo in patients with advanced pancreatic cancer conducted by Janssen. In January 2019, we presented new findings at the 2019 Gastrointestinal Cancers Symposium identifying a potential association between CXCL12 expression and clinical benefit in patients with pancreatic cancer treated with tipifarnib.

A total of 688 pancreatic cancer patients were enrolled in study INT-11, of whom 155 reported no abdominal pain at study entry. Although no differences in survival were observed in the overall study, the absence of patient-reported abdominal pain at study entry was associated with higher median survival in the tipifarnib plus gemcitabine arm (10.2 months vs. 5.9 months, hazard ratio, or HR=0.52, p<0.0001), whereas no significant effect was observed in the placebo plus gemcitabine arm (6.0 months vs. 6.1 months), suggesting that the absence of abdominal pain may serve as a surrogate of CXCL12 expression and related clinical benefit from tipifarnib in pancreatic cancer.

In addition, patients with nodal disease or distant metastases limited to the liver also appeared more likely to receive clinical benefit from tipifarnib. Significant clinical benefit was observed in 67 patients with nodal metastases (12.8 months vs. 8.2 months, HR=0.46, p=0.01) and in 233 patients with liver only metastases (6.8 months vs. 5.0 months, HR=0.7, p=0.02), respectively. Nodal and liver metastases of pancreatic cancer were, in separate analyses, found to express high levels of CXCL12.

Analyzing data from The Cancer Genome Atlas, or TCGA, we also found an association between high CXCL12 expression and pancreatic tumors with low KRAS mutant allele frequency (≤ 5%, representing approximately 30% of pancreatic cancer patients). This observation may lead to the use of KRAS mutant allele frequency as a tool which may help identify patients with tumors overexpressing CXCL12 and more likely to respond to tipifarnib therapy. We believe these findings support the development of tipifarnib in pancreatic cancer and we are exploring opportunities for conducting a proof-of-concept study in this indication.

Companion Diagnostics for Tipifarnib Using CXCL12 Biomarkers. If the results of any of our ongoing Phase 2 clinical trials in CXCL12-driven indications are positive, and any of our potential CXCL12 pathway biomarkers, such as the absence of a single nucleotide variation in the 3'-UTR of the CXCL12 gene in PTCL patients or the ratio of expression of the CXCR4/CXCR2 genes in CMML study, are shown to be predictive of response to tipifarnib, we would expect to partner development and validation of a companion diagnostic test to aid in the selection of patients in subsequent clinical trials of tipifarnib in the respective patient populations. Genetic assays detecting the absence of a single nucleotide variation in the 3'-UTR of the CXCL12 gene are already available.

Registration Strategy for Tipifarnib Using CXCL12 Biomarkers. The objective of our ongoing Phase 2 clinical trials of tipifarnib in CXCL12-driven indications is to confirm the clinical activity of tipifarnib, validate biomarker hypotheses and optimize dose and schedule for each disease to inform whether to proceed to registration-enabling studies. For each disease indication, we plan to evaluate a number of criteria in determining whether to advance tipifarnib. These criteria include: biomarker validation, evidence of durable, clinical benefit, potential for rapid clinical development, potential to move into earlier lines of therapy, the potential for patent and regulatory exclusivity and the commercial potential.

KO-947 – A Potent Inhibitor of ERK1/2

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

KO-947 has been evaluated in a panel of more than 200 different PDX models comprising 20 different clinical indications, utilizing intermittent dosing, to identify and prioritize potential lead clinical indications. Preclinical data presented at the American Association for Cancer Research Annual Meeting, or AACR, in April 2017 showed that KO-947 demonstrated robust and durable activity, including tumor regressions, in lung, colorectal and pancreatic tumors harboring KRAS and BRAF mutations and in squamous cell carcinomas of the head and neck and esophagus and lacking mutations in the MAPK pathway. In each of these subsets of tumors characterized by mutation or dysregulation of the MAPK pathway, KO-947 demonstrated response rates of greater than 50%. Through our preclinical studies, we have identified potential development opportunities including KRAS and BRAF mutant cancers and squamous cell carcinomas. In addition, we have identified potential biomarkers to enable patient selection strategies for clinical development.

In April 2018, we presented preclinical data at AACR, including the identification of 11q13 amplification as a potential biomarker of activity for KO-947 in squamous cell carcinomas. Amplification of chromosomal region 11q13 is a common genetic alteration in squamous cell carcinomas, comprising approximately 20% of HNSCC and approximately 50% of esophageal squamous cell carcinoma.

We initiated our Phase 1 clinical trial of KO-947 in April 2017. The trial is designed to determine the maximum tolerated dose, or MTD, of KO-947 in patients with locally advanced unresectable or metastatic, relapsed and/or refractory, non-hematological malignancies. If an MTD cannot be identified, a recommended Phase 2 dose will be determined. In addition, extension cohorts may be conducted to further characterize the safety and tolerability of KO-947 and seek to provide preliminary evidence of anti-tumor activity. Currently, two tumor-specific cohorts, NSCLC adenocarcinomas with mutations in KRAS or BRAF and squamous cell carcinomas, have been identified as potential extension cohorts. We are evaluating a number of doses and schedules and anticipate having data from the dose-escalation portion of our Phase 1 clinical trial in 2019.

KO-539 – A Selective Inhibitor of the Menin-MLL Interaction

We are developing orally bioavailable small molecule inhibitors of the menin-MLL interaction for the treatment of genetically defined subsets of acute leukemias, including AML and acute lymphoblastic leukemia, or ALL. The menin-MLL program was licensed from the Regents of The University of Michigan, or the University of Michigan. Our IND application for KO-539 has been cleared by the FDA and we anticipate initiating our Phase 1 clinical trial in relapsed or refractory AML in the second quarter of 2019.

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

Tipifarnib Competition

Although there are currently no approved drugs targeting farnesyl transferase, we are aware of several compounds that are now or have previously been in clinical development, including Merck’s lonafarnib, Bristol-Myers Squibb’s BMS-214662, Astellas Pharma’s, formerly OSI Pharmaceuticals, CP-609,754, and AstraZeneca’s AZD3409. To our knowledge, there are no ongoing clinical trials evaluating any of these agents for the treatment of cancer. However, the initiation of clinical development of another of these agents in an oncology setting could become competitively significant, and if tipifarnib or our other product candidates do not offer sustainable advantages over competing products, we may not be able to successfully compete against current and future competitors.

Even if we are successful in developing our product candidates, the resulting products would compete with a variety of established drugs in each targeted therapeutic indication. Although there are currently no drugs approved specifically for the treatment of HRAS-mutant solid tumors, there are several targeted therapies approved for the treatment of HNSCC, including Eli Lilly’s/Merck KGaA’s cetuximab (Erbitux®), Bristol Myers Squibb’s nivolumab (Opdivo®) and Merck’s pembrolizumab (Keytruda®), and Sq-NSCLC, including Keytruda, Opdivo, Roche’s atezolizumab (Tencentriq®)and Eli Lilly’s ramucirumab (Cyramza®). While there are no approved drugs targeting CXCL12, we are aware of Noxxon’s olaptesed pegol, currently in clinical development. Competitive drugs currently approved for PTCL include belinostat (Beleodaq®) and pralatrexate (Folotyn®), marketed by Spectrum Pharmaceuticals, romidepsin (Istodax®), marketed by Celgene, and brentuximab vedotin (Adcetris®) for anaplastic large cell lymphoma, marketed by Seattle Genetics. There are no targeted therapies approved for the treatment of CMML.

ERK Inhibitor Competition

While there are currently no approved drugs targeting ERK, we are aware of several compounds that are in clinical development, including BioMed Valley Discoveries’ ulixertinib (BVD-523), Eli Lilly’s LY-3214996, Merck’s MK-8353, Novartis’ LTT-462, Asana’s ASN-007 and Astex’s ASTX-029. Furthermore, it is possible that other companies are also engaged in discovery or preclinical development of compounds targeting ERK. These competitors, if successful in clinical development, may achieve clinical activity, regulatory approval and market adoption in advance of our compounds, constraining the ability of our compounds to gain significant market share. Although we believe that KO-947 presents several potential advantages relative to these aforementioned candidates, including potency, prolonged pathway inhibition and the ability to be administered as an intravenous infusion, these results may not translate to superior therapeutic benefit in clinical trials.

Menin-MLL Inhibitor Competition

Although there are currently no approved drugs targeting the menin-MLL interaction, we are aware of other companies engaged in discovery or preclinical development of menin-MLL inhibitors including Syndax and Aurigene/Orion. However, to our knowledge, there are no drugs approved or in clinical trials targeting the menin-MLL protein-protein interaction. Although there are no targeted therapies approved specifically for the treatment of MLL-r leukemias, there are several products in clinical development, including Epizyme’s EPZ-5676 and Novartis’s midostaurin. In addition, Pfizer’s palbociclib (IBRANCE®) is also in development and has received accelerated approval in combination with letrozole for the treatment of certain genetically identified postmenopausal women.

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

For all our product candidates, we aim to identify and qualify manufacturers to provide the active pharmaceutical ingredient, or API, and drug product services prior to submission of an NDA to the FDA.

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

We currently, and expect that we will continue to, file or license patent applications directed to our key product candidates in an effort to establish intellectual property positions regarding composition-of-matter of these product candidates, as well as biomarkers that may be useful in selecting the right patient population for use of any of our product candidates, formulations, processes and methods of using these product candidates in the treatment of various cancers. We own or in-license a patent portfolio including issued U.S. patents and their respective counterparts in a number of foreign jurisdictions, pending U.S. patent applications, pending applications under the Patent Cooperation Treaty and corresponding pending patent applications in a number of foreign jurisdictions. We have exclusively licensed from Janssen a portfolio of approximately 20 patent families. The in-licensed Janssen composition-of-matter and method-of-use patents expired in the United States and Europe in 2016. In July 2017 and July 2018, the U.S. Patent and Trademark Office, or U.S. PTO, issued us patents directed to the method of treatment of HRAS mutant HNSCC with tipifarnib and corresponding patents have been issued in a number of foreign jurisdictions. In May 2018 the U.S. PTO issued us a patent directed to the method of treatment of CXCL12-expressing PTCL or AML, with tipifarnib, and in November 2018 the U.S. PTO issued us a patent directed to the method of treatment of AITL with tipifarnib. We are pursuing additional U.S. and foreign method of treatment patents for tipifarnib. We have also exclusively licensed from Memorial Sloan Kettering Cancer Center a patent family pertaining to a method of use of tipifarnib. In addition, the U.S. PTO and the European Patent Office have issued us patents covering the composition of matter of KO-947 and certain structurally related compounds, and methods of using the compounds for the treatment of cancers, and we are pursuing additional U.S. and foreign patents for KO-947. We have exclusively licensed from the University of Michigan or co-own multiple families of patent applications pertaining to our menin-MLL program. The U.S. PTO has issued the University of Michigan and us patents covering the composition of matter of KO-539 and certain structurally related compounds, and methods of using the compounds for the treatment of cancers, and we are pursuing additional U.S. and foreign patents for KO-539. We currently, and expect that we will continue to, file for patents in the United States with counterparts in major market countries in Europe and other key markets in the rest of the world.

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

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA certain patents whose claims cover the applicant’s product. Upon approval, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Any applicant who files an abbreviated new drug application, or ANDA, seeking approval of a generic equivalent version of a drug listed in the Orange Book or a Section 505(b)(2) NDA referencing a drug listed in the Orange Book must certify to the FDA that (1) no patent information on the drug product that is the subject of the application has been submitted to the FDA; (2) such patent has expired; (3) the date on which such patent expires; or (4) such patent is invalid or will not be infringed upon by the manufacture, use or sale of the drug product for which the application is submitted. This last certification is known as a paragraph IV certification. A notice of the paragraph IV certification must be provided to each owner of the patent that is the subject of the certification and to the holder of the approved NDA to which the ANDA or Section 505(b)(2) application refers. The applicant may also elect to submit a “section viii” statement certifying that its proposed label does not contain, or carves out, any language regarding the patented method-of-use rather than certify to a listed method-of-use patent.

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

Post-Approval Requirements

Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. However, companies may share truthful and not misleading information that is otherwise consistent with the drug’s FDA approved labeling.

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

There are also foreign regulations governing the privacy and security of health information and the use of personal information to sell or market products, including the General Data Protection Regulation (EU) 2016/679, or GDPR, which went into effect on May 25, 2018, and which imposes privacy and security obligations on any entity that collects and/or processes health data from individuals located in the European Union and/or sells or markets products in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.

Additional Regulations and Environmental Matters

In addition to FDA restrictions on marketing of pharmaceutical products, we are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. These laws include transparency laws, anti-kickback statutes, false claims statutes and regulation regarding providing drug samples, among others.

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

The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to track and report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing. Certain state and local laws also require the registration of pharmaceutical sales representatives. Our activities may also subject to be certain state laws regarding the privacy and security of health information that may not be preempted by HIPAA.

Because of the breadth of these laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including potentially significant administrative, criminal and civil penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private "qui tam" actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations

In addition to regulatory schemes that apply, or may in the future apply, to our business, we are or may become subject to various environmental, health and safety laws and regulations governing, among other things, laboratory procedures and any use and disposal by us of hazardous or potentially hazardous substances used in connection with our research and development activities. We do not presently expect such environmental, health and safety laws or regulations to materially impact our present or planned future activities.

Coverage and Reimbursement

Sales of any of our product candidates that may be approved, including any drug or companion diagnostics we may develop, will depend, in part, on the extent to which the cost of the product will be covered by third-party payors. Third-party payors may limit coverage to an approved list of products, or formulary, which might not include all drug products approved by the FDA for an indication. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party payor reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

Health Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a specific focus of these efforts and has been significantly affected by major legislative initiatives. By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

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

Recently there has been heightened governmental scrutiny over the manner by which manufacturers set prices for their marketed products. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2019. On January 31, 2019, the HHS Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

Employees

As of December 31, 2018, we had 43 full-time employees and three part-time employees. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

Our corporate headquarters are located at 3033 Science Park Road, Suite 220, San Diego, California 92121, and our telephone number is (858) 500-8800. We also occupy offices in Cambridge, Massachusetts. We maintain a website at www.kuraoncology.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to such reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on the Investors and Media portion of our website as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

All brand names or trademarks appearing in this Annual Report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this Annual Report is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) December 31, 2020, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the day we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as measured as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Until such time, if ever, as we can generate substantial product revenues, we will need to raise additional capital in connection with our continuing operations. We expect to finance our cash needs through a combination of equity offerings and debt financings. In November 2018, we entered into a loan and security agreement, or loan agreement, with Silicon Valley Bank, or the Lender, providing for up to $20.0 million in term loans. Under the terms of the loan agreement, the Lender has initially provided us with a term loan of $7.5 million, or Term A Loan, with an additional $12.5 million available at any time until May 1, 2020, or Term B Loan, and together with Term A Loan, the Term Loans. Other than our term loan facility, we do not have any committed external source of funds.

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

We initiated our registration-directed clinical trial in patients with HRAS mutant HNSCC in November 2018. There is no guarantee that this trial will be completed on time or at all. Prior to receiving approval to commercialize tipifarnib or future product candidates, if any, in the United States or internationally, we must demonstrate to the satisfaction of the FDA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways, and the favorable results from previous trials of a product candidate may not be replicated in subsequent clinical trials. There is no guarantee that the level of clinical activity observed in our ongoing Phase 2 RUN-HN clinical trial will be replicated in our registration-directed clinical trial. We are using a starting dose of 600mg administered twice daily in AIM-HN, which is lower than the starting dose used in our RUN-HN clinical trial. Although we have observed preliminary evidence of clinical activity in the RUN-HN clinical trial at the 600mg dose, there is no guarantee that we will see comparable activity in AIM-HN. Even if we believe the preclinical or clinical data are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. We maintain frequent, ongoing dialog with the FDA and other regulatory bodies regarding our clinical trial design, including the patient selection criteria, dosing plan and statistical analysis plan. There is a risk that the FDA or other regulatory agencies could at any time raise objections. Any such objections could delay the initiation or completion of our registration-directed clinical trial. Although we believe from our discussions with the FDA and the minutes from our recent End of Phase 2 meeting with the FDA, that if AIM-HN is positive, there is the potential for accelerated approval of tipifarnib for the treatment of patients with relapsed or refractory HNSCC who harbor the HRAS mutation, the FDA has substantial discretion in the approval process and may not grant approval based on data from AIM-HN and RUN-HN. Even if the trial results are positive, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do. There is also no guarantee that data from SEQ-HN will support any potential marketing application for tipifarnib in HRAS mutant HNSCC. If the results of the trial are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant additional resources to conduct additional trials in support of potential approval of tipifarnib.

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

The discovery and development of targeted therapeutics for patients with genetically defined cancers, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates, are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. The patient populations for our product candidates are not completely defined but are substantially smaller than the general treated cancer population, and patients will need to be screened and identified in order to be eligible for our therapies. Successful identification of patients is dependent on several factors, including screening enough patients to identify if they harbor a particular genetic alteration or expression level, achieving certainty as to how specific genetic alterations or expression levels respond to our product candidates and developing companion diagnostics to identify such genetic alterations or expression levels. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations will be large enough to allow us to successfully commercialize any products for which we are able to obtain marketing approval and achieve profitability. Therefore, we do not know if our approach of treating patients with genetically defined cancers will be successful. If our approach is unsuccessful, our business will suffer.

In order to execute on our strategy of advancing the clinical development of tipifarnib, we have designed our clinical trials of tipifarnib, and expect to design future clinical trials of tipifarnib and our other product candidates, to include patients who harbor a particular genetic alteration or expression level that we believe contribute to or are associated with particular cancer subsets. Our goal in doing this is to enroll patients who have the highest probability of responding to our product candidate and in our proof of concept Phase 2 clinical trials, to show early and statistically significant evidence of clinical efficacy. Potential molecular biomarkers we have identified in retrospective analyses of data from clinical trials of tipifarnib in certain cancer indications may not be prospectively validated as biomarkers of tipifarnib activity in our ongoing Phase 2 clinical trials or future clinical trials we may conduct in these indications. If we are unable to identify molecular or genetic alterations, or biomarkers, that are predictive of response to our product candidates, or we are unable to include patients who harbor the applicable genetic alterations or expression levels in our clinical trials, or if our product candidates fail to work as we expect, our ability to assess the therapeutic effect, seek participation in FDA expedited review and approval programs, including Breakthrough Therapy, Fast Track Designation, Priority Review and Accelerated Approval, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised, resulting in longer development times, larger clinical trials and a reduced likelihood of obtaining regulatory approval.

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

In addition to the potentially small populations for our clinical trials of tipifarnib, the eligibility criteria of our clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. Additionally, the process of finding and diagnosing patients may prove costly. For example, many physicians who treat HNSCC patients do not routinely screen their patients for genetic mutations, such as HRASs. To seek to address this, we have contracted with third-party laboratories to facilitate the genetic screening of patients for our clinical sites. However, there is no guarantee that these efforts will be effective.

We also may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidate under study including the number and frequency of study required procedures and tests, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical study sites for prospective patients, and the patient referral practices of physicians. For example, with the approvals of immune therapy agents nivolumab and pembrolizumab, many HNSCC patients are now being treated with one of these agents after failure of first line treatments such as chemotherapy and/or cetuximab. If patients, or physicians treating them, are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed.

Additionally, in estimating the frequency of biomarkers, such as the frequency of HRAS mutations in patients with HNSCC, we rely on data published in the scientific literature as well as our experience and that of our collaborators. Initial studies on the frequency of HRAS mutation in HNSCC were conducted in a mostly HPV negative population that does not reflect the increase in HPV-related HNSCC in the United States. The technologies used to identify mutations in published datasets may be different from the technologies we are using currently, which may make it more difficult to compare results across clinical trials. Moreover, sample quality in academic studies of molecular biomarkers may not reflect standard clinical practice that is focused on pathological diagnosis. We are using a minimum tumor HRAS mutant allele frequency of 20% in our AIM-HN clinical trial. Data from TCGA HNSCC, provisional, indicate that patients with an HRAS mutant allele frequency greater than 20% represent approximately 5% of the overall HNSCC population. If the incidence of tumor HRAS mutant allele frequency equal to or greater than the clinical cutoff as detected in our AIM-HN clinical trial is significantly different from either the TCGA database or our Phase 2 clinical trial experience, it may take us longer to screen patients to identify those patients with HRAS mutations who may be candidates for our clinical trial. Even if patients carrying HRAS mutations are identified, interest to participate in clinical trials is low in HNSCC and potential study subjects may be located far away from potential clinical trial sites. Any delay or failure by us or third-party collaborators to screen patients or identify patients with HRAS mutations for enrollment in our AIM-HN clinical trial and other ongoing trials could delay or prevent us from completing our clinical trials which could prevent us from obtaining regulatory approval or commercializing tipifarnib on a timely or profitable basis, or at all.

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

The risk of failure for our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. For example, the preliminary data we have presented from our positive Phase 2 clinical trial of tipifarnib in HRAS mutant HNSCC, may not predict the results of AIM-HN or any other later-stage clinical trials we may conduct. The primary endpoint of AIM-HN is objective response rate as determined using RECIST 1.1 criteria and as determined by independent radiological review. Independent radiological review refers to a formal process whereby third-party radiologists who are not affiliated with the drug development program are engaged to provide an independent assessment of the primary radiological images. All of our patient responses disclosed to date in our ongoing Phase 2 proof-of-concept clinical trial in HRAS mutant HNSCC have been assessed by the trial investigators. In contrast to independent radiology review, investigator assessed response is performed by investigators or their affiliated radiology colleagues who may be aware of the study treatment, patient history or other information that could impact their choices in applying the rules and conventions of RECIST 1.1. Conversely, independent radiology reviewers have limited access to non-radiographic clinical information or other ancillary information, which could have informed their application of RECIST 1.1 response rules. The published literature demonstrates a consistent decrease in response rate when investigator assessed response rates are verified by independent radiology review. Furthermore, HNSCC lesions are difficult to assess due to the complexity of the anatomic locations. For AIM-HN we will be identifying trial subjects with measurable disease that meets criteria for RECIST 1.1 target lesions by local radiology review. This may further reduce the number of subjects eligible to join AIM-HN within the small pool of HRAS mutant HNSCC patients.

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

Tipifarnib has been studied in more than 5,000 oncology patients and was generally well tolerated and exhibited a manageable side effect profile. The most common hematologic adverse events of any grade were neutropenia, or low white blood cell count, anemia and thrombocytopenia, or low platelet count. The most common non-hematologic adverse events of any grade were gastrointestinal system disorders such as nausea, anorexia, diarrhea and vomiting, fatigue and rash. Treatment discontinuation across the prior tipifarnib clinical studies has been in the range of approximately 20-25%. We are exploring a range of doses and dosing schedules in our ongoing Phase 2 clinical trials. The side effects observed so far in our ongoing Phase 2 clinical trials of tipifarnib have been generally consistent with the prior observations; however, there is no guarantee that additional or more severe side effects will not be identified through further clinical studies, including our AIM-HN clinical trial. Rights to develop tipifarnib in virology indications have been granted by Janssen to EB Pharma LLC, or EB

Pharma, a subsidiary of Eiger BioPharmaceuticals. Undesirable side effects may be identified in clinical trials that EB Pharma may conduct in virology indications, which may negatively impact the development, commercialization or potential value of tipifarnib.

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

As one of the central elements of our business strategy and clinical development approach, we seek to screen and identify subsets of patients with molecular or genetic alterations who may derive meaningful benefit from our product candidates. To achieve this, certain of our programs will require the development and commercialization of a companion diagnostic. We rely on third-party collaborators for development of companion diagnostics for use in clinical trials and, if successful, will rely on third-party collaborators for development of companion diagnostics for commercialization of our product candidates. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. For example, for tipifarnib for the treatment of HRAS mutant HNSCC, we and our third-party collaborators have obtained an IDE for use of a qPCR-based assay to identify patients with HRAS mutant tumors as the companion diagnostic in AIM-HN in this indication. Patients can also be enrolled based on information on the patients’ tumor HRAS mutation status obtained by the clinical sites from NGS panels used by the site or third parties to characterize patients’ tumors. Additionally, we have introduced a minimum tumor HRAS mutant allele frequency as an entry criteria for enrollment in AIM-HN. The results of NGS panels used by our clinical sites may not be accurate or consistent across sites and may not be consistent with results obtained from our companion diagnostic, and our development of tipifarnib or a companion diagnostic may be delayed or complicated as a result.

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

We rely, and expect to continue to rely, on third-party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to support our preclinical development activities and conduct our clinical trials, including our registration-directed clinical trial of tipifarnib in HRAS mutant HNSCC, our other ongoing Phase 2 clinical trials of tipifarnib, our Phase 1 clinical trial of KO-947, and any other subsequent clinical trials of tipifarnib and our other product candidates. These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we are required to enter into alternative arrangements, our product development activities could be delayed.

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

We do not own or operate facilities for the manufacture of our product candidates, and we do not have any manufacturing personnel. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of clinical supplies of tipifarnib and our other product candidates for preclinical and clinical testing. We will rely on third parties as well for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We also expect to rely on other third parties to package and label the drug product as well as to store and distribute drug supplies for our clinical trials.

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

If we are unable to develop formulations of our product candidates with acceptable stability and sterility characteristics, or experience an unexpected delay or loss of supply of any of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, our business may be harmed and we may experience delays, disruptions, suspensions or terminations of, or we may be required to restart or repeat, any pending or ongoing clinical trials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, we may be required to manufacture additional supplies of our product candidates to the extent our estimates of the amounts required prove inaccurate, we suffer unexpected losses of product candidate supplies, or to the extent that we are required to have fresh product candidate supplies manufactured to satisfy regulatory requirements or specifications. Any significant delay or discontinuation in the supply of a product candidate, or the raw material components thereof, due to the need to replace a supplier, contract manufacturer or other third-party manufacturer, could considerably harm our business and delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. Any performance failure on the part of our existing or future manufacturers, suppliers or distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance and drug product. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

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

Our relationships with customers and third-party payors and our general business operations may be subject to applicable anti-kickback, fraud and abuse, privacy and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings, among other penalties.

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

•

the federal civil and criminal false claims and civil monetary penalties laws, including the civil False Claims Act, which can be enforced by private citizens, on behalf of the government, through civil whistleblower or qui tam actions, which prohibits, among other things, individuals and entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	HIPAA which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•

HIPAA, as amended by the HITECH Act, and their implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information on covered entities which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity;

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

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and

•

state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by or are in conflict with HIPAA, thus complicating compliance efforts, including the GDPR, which went into effect on May 25, 2018, and imposes privacy and security obligations on any entity that collects and/or processes health data from individuals located in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. As well as complicating our compliance efforts, non-compliance with these laws could result in penalties or significant legal liability.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, or drug pricing. Some state and local laws also require the registration of pharmaceutical sales representatives.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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
•

a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Certain changes to the ACA, such as the removal of the ACA’s individual health insurance mandate by federal tax legislation, a delay in the implementation of certain ACA-mandated fees, and other changes to the ACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”, were recently enacted or implemented, and the effect of these changes is unknown. On December 14, 2018, a Texas U.S. District Court Judge ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace ACA will impact ACA and our business. We cannot predict the ultimate content, timing or effect of healthcare reform legislation or regulation or the impact of potential legislation or regulation on us.

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

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2019. On January 31, 2019, the HHS Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. Although a number of the proposed drug price control measures at the federal level, and other potential proposals, may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business.

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

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain intellectual property protection for our product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired.

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

Our patent rights may not protect our patent protected products and product candidates if competitors devise ways of making products that compete with us without legally infringing our patent rights. For example, our patent rights in tipifarnib are limited in ways that affect our ability to exclude third parties from competing against us. In particular, the patent term for the composition of matter patents covering the API of tipifarnib expired in the United States and countries in Europe in 2016. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. In July 2017 and July 2018, the U.S. PTO issued us patents directed to the method of treatment of HRAS mutant HNSCC with tipifarnib and corresponding patents have been issued in a number of foreign jurisdictions. In 2018 the U.S. PTO issued us patents directed to the method of treatment of AITL with tipifarnib and the method of treatment of CXCL12-expressing PTCL or AML with tipifarnib. Although these patents are currently in force, there is no guarantee that a court would agree that any of the patents are valid or enforceable. Further, if a competitor were to develop tipifarnib for use in an indication other than that claimed by the patents, we would not be able to prevent them from marketing tipifarnib in the United States or other jurisdictions based on the patent. A limited number of patents directed to the use of tipifarnib in certain patients with HRAS mutant HNSCC have been granted in foreign jurisdictions. We are pursuing additional United States and foreign method of treatment patents for tipifarnib, however there is no guarantee that any such patents will be granted. We have issued patents in the United States and Europe covering the composition of matter of KO-947 and certain structurally related compounds, and methods of using the compounds for the treatment of cancers. We also have issued patents in the United States covering the composition of matter of KO-539 and certain structurally related compounds and methods of using the compounds for treating cancers. Although these patents are currently in force, there is no guarantee that a court would agree that any of the patents are valid or enforceable. We are pursuing additional U.S. and foreign patents for KO-947 and KO-539, however there is no guarantee that any such patents will be granted. Patent term extension may be available in the United States to account for regulatory delays in obtaining human marketing approval for a product candidate; however, only one patent may be extended per marketed compound. Under our license agreement with Janssen for tipifarnib, we and Janssen agree to cooperate in obtaining available patent term extensions. We and Janssen may not reach agreement and no patent term extension may be obtained. Additionally, the applicable authorities, including the U.S. PTO and the FDA, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to patents, or may grant more limited extensions than requested. If this occurs, our competitors who obtain the requisite regulatory approval can offer products with the same API as tipifarnib so long as the competitors do not infringe any method of use patents that we may hold. Competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

We have in-licensed from Janssen the use, development and commercialization rights in all indications other than virology, for our lead product candidate, tipifarnib. We have also in-licensed rights to KO-539 and other compounds in our menin-MLL program from the University of Michigan. Additionally, we have an exclusive worldwide license from Memorial Sloan Kettering Cancer Center to a patent family pertaining to a method of use of tipifarnib. As a result, our current business plans are dependent upon our satisfaction of certain conditions to the maintenance of the Janssen agreement and the rights we license under it and our other in-license agreements. The Janssen license agreement and the University of Michigan license agreement each provide that we are subject to diligence obligations relating to the commercialization and development of the respective product candidates, milestone payments, royalty payments and other obligations. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of our license agreement with Janssen, or any of our other license agreements or license agreements we may enter into on which our business or product candidates are dependent, Janssen or other licensors may have the right to terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain product candidates, including, with respect to our license agreement with Janssen, tipifarnib. The loss of the rights licensed to us under our license agreement with Janssen, or our other license agreements or any future license agreement that we may enter granting us rights on which our business or product candidates are dependent, would eliminate our ability to further develop the applicable product candidates and would materially harm our business, prospects, financial condition and results of operations.

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

Presently we have rights to intellectual property under an exclusive license from Janssen, to develop tipifarnib in all fields other than virology, and an exclusive worldwide license from Memorial Sloan Kettering Cancer Center to a patent family pertaining to a method of use of tipifarnib, as well as an exclusive worldwide license from the University of Michigan for all therapeutic indications for KO-539 and other compounds in our menin-MLL program. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. Additionally, a companion diagnostic may require that we or a third-party collaborator developing the diagnostic acquire proprietary rights held by third parties, which may not be available. We may be unable to acquire or in-license any compositions, methods of use, or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often, but not always, follow CMS’s decisions regarding coverage and reimbursement. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. We or our collaborators may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Nonetheless, our product candidates may not be considered medically necessary or cost-effective.

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

Further, we or our collaborators will be required to obtain coverage and reimbursement for companion diagnostic tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved. There is significant uncertainty regarding our and our collaborators ability to obtain coverage and adequate reimbursement for any companion diagnostic test for the same reasons applicable to our product candidates If insurance coverage and reimbursement for companion diagnostic tests for our product candidates is inadequate, utilization may be low, and patient tumors may not be comprehensively screened for the presence of the genetic markers that predict response to our product candidates.

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

We are a clinical development company with a limited operating history, and, as of December 31, 2018, we had only 43 full-time employees and three part-time employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer and Antonio Gualberto, M.D., Ph.D., our Head of Development and Chief Medical Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Our business could be negatively impacted by cyber security threats.

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

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 until December 31, 2018, were $24.03 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

The price of our common stock may be volatile and may be influenced by numerous factors, some of which are beyond our control.

The market for our common stock could fluctuate substantially due to a variety of factors, some of which may be beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	the product candidates we seek to pursue, and our ability to obtain rights to develop, commercialize and market those product candidates;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	actual or anticipated adverse results or delays in our clinical trials;
•	our failure to commercialize our product candidates, if approved;
•	changes in the structure of healthcare payment systems;
•	unanticipated serious safety concerns related to the use of any of our product candidates;
•	adverse regulatory decisions;
•	additions or departures of key scientific or management personnel;
•	changes in laws or regulations applicable to our product candidates, including without limitation clinical trial requirements for approvals;
•	disputes or other developments relating to patents and other proprietary rights and our ability to obtain patent protection for our product candidates;
•	our dependence on third parties, including CROs as well as our potential partners that produce companion diagnostic products;
•	failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;
•	actual or anticipated variations in quarterly operating results, liquidity or other indicators of our financial condition;
•	failure to meet or exceed the estimates and projections of the investment community;
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

As a public company, we have incurred and will incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, as well as rules implemented by the SEC or Nasdaq or any other stock exchange or inter-dealer quotations system on which our common stock may be listed in the future. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years.

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

If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders or the perception that such sales could occur could cause the market price of our common stock to decline. In January 2017, we entered into an at-the-market issuance sales agreement with Cowen and Company, LLC, or Cowen, which was amended in November 2017 and March 2018, under which we could offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $160.0 million, or the ATM facility. In January 2018, we sold an aggregate of 3,136,722 shares of our common stock under the ATM facility at a weighted average price per share of $18.85 for net proceeds of approximately $57.4 million, after deducting commissions and offering expenses. In July 2018, we terminated the ATM facility. Also in July 2018, we completed a public offering in which we sold an aggregate of 4,600,000 shares of common stock at a price of $16.75 per share for net proceeds of $74.5 million, after deducting underwriting discounts, commissions and offering expenses.

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of December 31, 2018, we had 586,559 shares of common stock reserved for future issuance under the 2014 Plan and options to purchase up to an aggregate of 3,185,836 shares of common stock outstanding. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2019, an automatic increase pursuant to the 2014 Plan occurred, resulting in 1,525,906 additional shares available for future grant under the 2014 Plan.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of December 31, 2018, we had 233,094 shares of common stock reserved for future issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In November 2018, the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in 2019. In addition, warrants to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share are outstanding as of December 31, 2018.

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

Comprehensive tax reform could adversely affect our business and financial condition.

On December 22, 2017, U.S. federal income tax legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”), informally titled the Tax Cuts and Jobs Act, that significantly revises the Internal Revenue Code of 1986, as amended. The Tax Cuts and Jobs Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings, except for certain small businesses, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings, subject to certain important exceptions, immediate deductions for certain new investments instead of deductions for depreciation expense over time and modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Cuts and Jobs Act is uncertain, and our business and financial condition could be adversely affected. In addition, it is unknown if and to what extent various states will conform to the Tax Cuts and Jobs Act. The impact of the Tax Cuts and Jobs Act on holders of our common stock is likewise uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to the Tax Cuts and Jobs Act and the potential tax consequences of investing in or holding our common stock.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2018, we had federal and state net operating loss carryforwards of $128.3 million and $151.3 million, respectively. Federal net operating loss carryforwards of $52.9 million carry forward indefinitely (but are subject to a percentage limitation) and $75.4 million of our federal and all of our state net operating loss carryforwards will begin to expire, if not utilized, beginning in 2034 and 2030, respectively. The net operating loss carryforwards subject to expiration could expire unused and be unavailable to offset future income tax liabilities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced an ownership change in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

Because we have an even number of members of our board of directors, deadlocks may occur in our board of directors’ decision-making process, which may delay or prevent critical decisions from being made.

Since we have an even number of directors, deadlocks may occur when such directors disagree on a particular decision or course of action. Our amended and restated certificate of incorporation and amended and restated bylaws do not contain any mechanisms for resolving potential deadlocks. While our directors are under a duty to act in the best interest of our company, any deadlocks may impede the further development of our business in that such deadlocks may delay or prevent critical decisions regarding our business.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We occupy approximately 5,216 rentable square feet of office space in San Diego, California under a sublease with Wellspring Biosciences, Inc., or Wellspring, that expires in April 2020. We also occupy approximately 3,766 square feet of office space in Cambridge, Massachusetts under a lease that expires in August 2020. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3.	Legal Proceedings.

We are not currently a party to, nor is our property the subject of, any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since November 5, 2015, our common stock has been listed on Nasdaq under the symbol “KURA”.

Holders of Record

As of March 1, 2019, there were approximately 122 holders of record of our common stock, which does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

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

Overview

We are a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates that target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes, and we intend to pair them with molecular or cellular diagnostics to identify those patients most likely to respond to treatment. We plan to advance our product candidates through a combination of internal development and strategic partnerships and maintain significant development and commercial rights.

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

Our most advanced solid tumor indication is in patients with HNSCC that carry mutations in the HRAS gene. In September 2017, we reported that our ongoing proof-of-concept Phase 2 clinical trial of tipifarnib in patients with HRAS mutant HNSCC achieved its primary efficacy endpoint. Following feedback from the FDA, and other regulatory authorities, we initiated a registration-directed clinical trial of tipifarnib in HRAS mutant HNSCC in November 2018. The global, multicenter, open label, two-cohort, non-comparative trial is designed to enroll at least 59 patients with HRAS mutant HNSCC who have received prior platinum-based therapy and is expected to take approximately two years to fully enroll. Following achievement of the primary efficacy endpoint in our proof-of-concept clinical trial of tipifarnib in patients with HRAS mutant HNSCC, we added a cohort to enroll patients having HRAS mutant SCCs, other than HNSCC. We anticipate having additional data from this Phase 2 clinical trial in the second half of 2019.

In addition to our tipifarnib development program in HRAS mutant solid tumors, we are evaluating the potential utility of tipifarnib using CXCL12 pathway biomarkers in a number of hematologic and solid tumor indications. In December 2018, we reported preliminary data from our Phase 2 clinical trial of tipifarnib in patients with relapsed or refractory PTCL. The data showed a significant association between CXCL12 expression and clinical benefit, as well as clinical proof-of-concept in patients with AITL, an aggressive form of PTCL often characterized by high levels of CXCL12 expression. We anticipate having additional data from this study in mid-2019.

We are also exploring the utility of CXCL12 pathway biomarkers as a strategy for patient enrichment in patients with relapsed or refractory AML and CMML in an ongoing Phase 2 clinical trial. We anticipate having additional data from the CMML clinical trial in 2019. Additionally, in January 2019, we reported the identification of a potential association between CXCL12 expression and clinical benefit from tipifarnib in patients with pancreatic cancer. We believe these findings support the potential use of tipifarnib in a broader set of hematologic and solid tumor indications, including pancreatic cancer, in which the CXCL12 pathway plays a role in tumor initiation and progression, and we are exploring opportunities for further clinical development.

Our second product candidate is KO-947, a potent and selective small molecule inhibitor of ERK, which we are advancing as a potential treatment for patients with tumors that have dysregulated activity due to mutations or other mechanisms in the MAPK pathway. Our preclinical data suggest that KO-947 has anti-tumor activity in KRAS- or BRAF-mutant adenocarcinomas as well as certain subsets of squamous cell carcinomas. Our Phase 1 trial of KO-947 in patients with solid tumors is ongoing, and we anticipate having data from the dose-escalation portion of the trial in 2019.

Our third product candidate is KO-539, a potent and selective small molecule inhibitor of the menin-MLL protein-protein interaction. We have generated preclinical data that support the potential anti-tumor activity of KO-539 in genetically defined subsets of acute leukemia, including those with rearrangements or partial tandem duplications in the MLL gene as well as those with oncogenic driver mutations in genes such as NPM1. Our IND application for KO-539 has been cleared by the FDA and we anticipate initiating our Phase 1 clinical trial in relapsed or refractory AML in the second quarter of 2019.

Liquidity Overview

As of December 31, 2018, we had cash, cash equivalents and short-term investments of $179.0 million. Under the terms of the SVB Loan Agreement as described below, we may, at our sole discretion, borrow from the lender up to an additional $12.5 million at any time until May 1, 2020. In January 2018, we sold an aggregate of 3,136,722 shares of common stock under the ATM facility that generated net proceeds of $57.4 million. The ATM facility was terminated in July 2018. In July 2018, we completed a public offering in which we sold an aggregate of 4,600,000 shares of common stock for net proceeds of $74.5 million. To date, we have not generated any revenues from product sales, and we do not have any approved products. Since our inception, we have funded our operations primarily through equity and debt financings. We anticipate that we will require significant additional financing in the future to continue to fund our operations as discussed more fully below under the heading “Liquidity and Capital Resources.”

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, contract services and research supply, equipment and facility costs. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of December 31, 2018, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Other Income (Expense)

Other income (expense) consists primarily of management fee income, interest income, interest expense and loss on the extinguishment of debt. Management fee income is earned in accordance with the management services agreement, as amended, with Araxes. Interest expense mainly consists of interest on long-term debt. In 2018, we recorded a loss on the extinguishment of debt in connection with our entry into the SVB Loan Agreement in November 2018.

Income Taxes

We have incurred net losses and have not recorded any U.S. federal or state income tax benefits for the losses as they have been offset by valuation allowances.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2018 and 2017

The following table sets forth our results of operations for the years presented, in thousands:

	Years Ended December 31,
	2018	2017	Change
Research and development expenses	$46,787	$26,426	$20,361
General and administrative expenses	16,096	9,651	6,445
Other income, net	2,436	643	1,793

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the years presented, in thousands:

	Years Ended December 31,
	2018	2017	Change
Tipifarnib-related costs	$27,762	$12,889	$14,873
KO-947-related costs	3,149	3,183	(34)
KO-539-related costs	3,946	2,160	1,786
Personnel costs and other expenses	7,307	5,146	2,161
Share-based compensation expense	4,623	3,048	1,575
Total research and development expenses	$46,787	$26,426	$20,361

The increase in tipifarnib-related research and development expenses for the year ended December 31, 2018 compared to the prior year was primarily due to increases of $11.1 million in start-up costs related to our registration-directed clinical trial, clinical development expenses related to our other ongoing Phase 2 clinical trials and companion diagnostics activities and $3.7 million in manufacturing activities. The increase in KO-539-related research and development expenses was primarily due to an increase in out-sourced expenses related to IND-enabling studies. Personnel costs and other expenses include employee salaries and related expenses, facilities expense and overhead expenses. The increases in personnel costs and other expenses and share-based compensation expense were to support the increased research and development expenses for our product candidates. We expect our research and development expenses to increase in future periods as we continue clinical development activities for tipifarnib and KO-947 and advance KO-539 towards the clinic.

General and Administrative Expenses. The increase in general and administrative expenses for the year ended December 31, 2018 compared to the prior year was primarily due to increases of $2.5 million in share-based compensation, $1.8 million in personnel costs, $1.0 million in patent related costs and $0.6 million in legal and professional fees and compliance expenses. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Other income, net. The increase in other income, net, for the year ended December 31, 2018 compared to the prior year was primarily due to an increase of $2.4 million in interest income offset by a $0.5 million loss on the extinguishment of debt.

Liquidity and Capital Resources

As of December 31, 2018, we had cash, cash equivalents and short-term investments of $179.0 million. Since our inception, we have funded our operations primarily through equity and debt financings. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities.

In November 2018, we entered into a loan and security agreement, or the SVB Loan Agreement, with Silicon Valley Bank, or the Lender, providing for up to $20.0 million in a series of term loans. Upon entering into the SVB Loan Agreement, we borrowed the Term A Loan of $7.5 million, the proceeds of which, in part, were used to pay off the outstanding balance of the debt under the loan and security agreement with Oxford Finance LLC and Silicon Valley Bank dated April 27, 2016, as amended in May 2017 and October 2017, or the SVB-Oxford Term Loan. Net proceeds from the Term A Loan, after payoff of the SVB-Oxford Term Loan, were approximately $0.6 million. Under the terms of the SVB Loan Agreement, we may, at our sole discretion, borrow the Term B Loan, which provides for up to an additional $12.5 million at any time until May 1, 2020. In addition, each Term B Loan must be in an amount equal to the lesser of $5.0 million or the amount that is remaining under the Term B Loan. All of the Term Loans will be due on the scheduled maturity date of May 1, 2023, or Maturity Date. Repayment of the Term Loans is interest only through November 30, 2020, followed by 30 equal monthly payments of principal plus accrued interest commencing on December 1, 2020. The per annum interest rate for the Term Loans is the greater of (i) 5.50% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal plus (b) 0.25%. In addition, a final payment of 7.75% of the amounts of the Term Loans drawn will be due on the earlier of the Maturity Date, acceleration or prepayment of the Term Loans. If we elect to prepay the Term Loans, a prepayment fee equal to 1%, 2% or 3% of the then outstanding principal balance also will be due, depending upon when the prepayment occurs. See Note 8, Long-Term Debt, in the Notes to Financial Statements for further details of the term loan facility.

Our obligations under the SVB Loan Agreement are secured by substantially all of our assets other than our intellectual property, but including proceeds from the sale, licensing or other disposition of our intellectual property. Our intellectual property is subject to negative covenants, which, among other things, prohibit us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property, subject to limited exceptions.

In July 2018, we completed a public offering in which we sold an aggregate of 4,600,000 shares of common stock at a price of $16.75 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $74.5 million.

In January 2018, we sold an aggregate of 3,136,722 shares of our common stock under the ATM facility at a weighted average price per share of $18.85, for net proceeds of approximately $57.4 million, after deducting commissions and offering expenses. We entered into the ATM facility with Cowen in January 2017, which was amended in November 2017 and March 2018, under which we could offer and sell, from time to time, in our sole discretion, shares of common stock having aggregate proceeds of up to $160.0 million through Cowen as our sales agent. We terminated the ATM facility in July 2018.

In August 2017, we completed a public offering in which we sold an aggregate of 8,805,000 shares of common stock at a price of $6.50 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $53.5 million.

We believe that our existing cash, cash equivalents and short-term investments, including the proceeds available under our term loan facility, will be sufficient to fund our current operations into 2021. However, we will require significant additional financing in the future to continue to fund our operations. We may need to raise additional funds sooner than expected to pursue other development activities related our pipeline programs. We may seek to obtain additional financing in the future through equity or debt financings or through collaborations, strategic partnerships or licensing arrangements with other companies. If we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially adversely affected.

We have incurred operating losses since inception and negative cash flows from operating activities. As of December 31, 2018, we had an accumulated deficit of $149.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year. To date, we have not generated any revenues from product sales, and we do not have any approved products. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We are subject to all of the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

The following table provides a summary of our net cash flow activities for the years presented, in thousands:

	Years Ended December 31,
	2018	2017	Change
Net cash used in operating activities	$(48,655)	$(28,441)	$(20,214)
Net cash used in investing activities	(79,300)	(23,418)	(55,882)
Net cash provided by financing activities	132,641	53,567	79,074

Operating Activities – The increase of $20.2 million in net cash used in operating activities for the year ended December 31, 2018 compared to the prior year was primarily due to a higher net loss of $25.0 million and an increase of $1.7 million in amortization of premiums and accretions of discounts on marketable securities, offset by increases of $4.1 million in share-based compensation, $2.1 million in payments of accounts payable and accrued expenses and a $0.5 million loss on extinguishment of debt.

Investing Activities –The increase of $55.9 million in net cash used in investing activities for the year ended December 31, 2018 as compared to the prior year was primarily due to an increase of $136.8 million in purchases of marketable securities, offset by an increase of $80.9 million in maturities of marketable securities.

Financing Activities – Net cash provided by financing activities for the year ended December 31, 2018 consisted primarily of proceeds from the sale of common stock under the ATM facility in January 2018 and our July 2018 public offering totaling approximately $132.2 million. Net cash provided by financing activities for the year ended December 31, 2017 consisted primarily of approximately $53.5 million in net proceeds from the sale of common stock from our August 2017 public offering.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Research and Development Expenses

We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Nonrefundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed or services are performed. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses, in other research and development projects or otherwise, and therefore no separate economic values are expensed as research and development costs at the time such costs are incurred.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors” and “Executive Officers” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

We have adopted a written code of ethics for directors, officers, including our principal executive officer and our principal financial and accounting officer, and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at www.kuraoncology.com under the Corporate Governance section of our Investors and Media page. We will promptly disclose on our website (i) the nature of any amendment to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver.

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

			10-K (Exhibit 10.12)	3/14/2017	001-37620

10.9*	Fifth Amendment to Patent License Agreement, effective as of May 24, 2017, by and between the Registrant and the Regents of the University of Michigan.		10-Q (Exhibit 10.2)	8/7/2017	001-37620

10.10+	Kura Oncology, Inc. Amended and Restated Non-Employee Director Compensation Policy.		10-K (Exhibit 10.10)	3/12/2018	001-37620

10.11*	Services Agreement, effective as of October 1, 2014, by and between the Registrant and Wellspring Biosciences, Inc.		S-1/A (Exhibit 10.13)	6/2/2015	333-203503

10.12*	Management Services Agreement, effective as of October 1, 2014, by and between the Registrant and Araxes Pharma LLC.		S-1/A (Exhibit 10.14)	6/2/2015	333-203503

10.13	Office Lease Agreement, dated August 1, 2015, by and between the Registrant and 55 Cambridge Parkway, LLC.		S-1 (Exhibit 10.16)	10/20/2015	333-207534

10.14+	Amended and Restated Executive Employment Agreement, effective as of January 29, 2016, by and between the Registrant and Troy E. Wilson, Ph.D., J.D.		10-K (Exhibit 10.15)	3/17/2016	001-37620

10.15+	Amended and Restated Executive Employment Agreement, effective as of January 29, 2016, by and between the Registrant and Antonio Gualberto, M.D., Ph.D.		10-K (Exhibit 10.16)	3/17/2016	001-37620

10.16+	Amended and Restated Executive Employment Agreement, effective as of January 29, 2016, by and between the Registrant and Annette North.		10-K (Exhibit 10.17)	3/17/2016	001-37620

10.17	First Amendment to Management Services Agreement, effective as of April 1, 2016, by and between the Registrant and Araxes Pharma LLC.		10-Q (Exhibit 10.1)	8/10/2016	001-37620

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.18	Amendment No. 1 to License Agreement, dated June 6, 2016, by and between the Registrant and Janssen Pharmaceutica NV.		10-Q (Exhibit 10.3)	8/10/2016	001-37620

10.19*	Sixth Amendment to Patent License Agreement, effective as of August 24, 2017, by and between the Registrant and the Regents of the University of Michigan.		10-K (Exhibit 10.23)	3/12/2018	001-37620

10.20	Second Amendment to Management Services Agreement, effective as of April 1, 2018, by and between the Registrant and Araxes Pharma LLC.		10-Q (Exhibit 10.1)	5/8/2018	001-37620

10.21+	Executive Employment Agreement, effective as of July 1, 2018, by and between the Registrant and John Farnam.		10-Q (Exhibit 10.5)	8/6/2018	001-37620

10.22+	Executive Employment Agreement, effective as of August 21, 2018, by and between the Registrant and Marc Grasso, M.D.		10-Q (Exhibit 10.2)	11/5/2018	001-37620

10.23	Loan and Security Agreement, dated as of November 1, 2018, by and between the Registrant and Silicon Valley Bank.		10-Q (Exhibit 10.3)	11/5/2018	001-37620

10.24	First Amendment to Sublease, dated March 1, 2019, by and between the Registrant and Wellspring Biosciences, Inc.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney (see signature page).	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kura Oncology, Inc.

Date: March 5, 2019	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Troy E. Wilson, Ph.D., J.D. and Marc Grasso, M.D., and each of them, as his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with SEC, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Troy E. Wilson, Ph.D., J.D.	President, Chief Executive Officer and Chairman of the Board of Directors	March 5, 2019
Troy E. Wilson, Ph.D., J.D.	(Principal Executive Officer)

/s/ Marc Grasso, M.D.	Chief Financial Officer and Chief Business Officer	March 5, 2019
Marc Grasso, M.D.	(Principal Financial and Accounting Officer)

/s/ Faheem Hasnain	Director	March 5, 2019
Faheem Hasnain

/s/ Robert E. Hoffman	Director	March 5, 2019
Robert E. Hoffman

/s/ Thomas Malley	Director	March 5, 2019
Thomas Malley

/s/ Steven H. Stein, M.D.	Director	March 5, 2019
Steven H. Stein, M.D.

/s/ Mary Szela	Director	March 5, 2019
Mary Szela

KURA ONCOLOGY, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kura Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kura Oncology, Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015

San Diego, California

March 5, 2019

KURA ONCOLOGY, INC.

BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$16,119	$11,433
Short-term investments	162,866	81,712
Accounts receivable, related party	224	216
Prepaid expenses and other current assets	1,988	1,280
Total current assets	181,197	94,641
Property and equipment, net	—	10
Other long-term assets	1,182	1,200
Total assets	$182,379	$95,851

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$13,385	$8,284
Accounts payable and accrued expenses, related party	230	216
Current portion of long-term debt, net	—	1,531
Total current liabilities	13,615	10,031
Long-term debt, net	7,500	5,567
Other long-term liabilities	279	388
Total liabilities	21,394	15,986
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 38,148 and 30,217 shares issued as of December 31, 2018 and 2017, respectively; and 38,148 and 29,424 shares outstanding as of December 31, 2018 and 2017, respectively, excluding zero and 793 shares subject to repurchase as of December 31, 2018 and 2017, respectively	4	3
Additional paid-in capital	310,849	169,201
Accumulated other comprehensive loss	(131)	(49)
Accumulated deficit	(149,737)	(89,290)
Total stockholders' equity	160,985	79,865
Total liabilities and stockholders' equity	$182,379	$95,851

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended December 31,
	2018	2017
Operating Expenses:
Research and development	$45,766	$25,114
Research and development, related party	1,021	1,312
General and administrative	15,823	9,404
General and administrative, related party	273	247
Total operating expenses	62,883	36,077
Other Income (Expense):
Management fee income, related party	735	780
Interest income	3,169	751
Interest expense	(970)	(888)
Loss from extinguishment of debt	(498)	—
Total other income	2,436	643
Net Loss	$(60,447)	$(35,434)

Net loss per share, basic and diluted	$(1.72)	$(1.52)
Weighted average number of shares used in computing net loss per share, basic and diluted	35,191	23,237

Comprehensive Loss:
Net loss	$(60,447)	$(35,434)
Other comprehensive loss	(82)	(31)
Comprehensive loss	$(60,529)	$(35,465)

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional			Total
	Common Stock		Paid-In	Unrealized	Accumulated	Stockholders'
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance at December 31, 2016	19,348	2	110,748	(18)	(53,856)	56,876
Restricted stock awards vested	1,193	—	3	—	—	3
Share-based compensation expense	—	—	4,545	—	—	4,545
Issuance of common stock from exercise of options	47	—	232	—	—	232
Issuance of common stock, net of offering costs	8,836	1	53,673	—	—	53,674
Unrealized loss on marketable securities	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	(35,434)	(35,434)
Balance at December 31, 2017	29,424	$3	$169,201	$(49)	$(89,290)	$79,865
Restricted stock awards vested	793	—	2	—	—	2
Share-based compensation expense	—	—	8,654	—	—	8,654
Issuance of common stock from exercise of options and employee stock purchase plan	194	—	1,092	—	—	1,092
Issuance of common stock, net of offering costs	7,737	1	131,900	—	—	131,901
Unrealized loss on marketable securities	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	(60,447)	(60,447)
Balance at December 31, 2018	38,148	$4	$310,849	$(131)	$(149,737)	$160,985

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2018	2017
Operating Activities
Net loss	$(60,447)	$(35,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	8,654	4,545
Non-cash interest expense	184	118
Loss on debt extinguishment	498	—
Depreciation expense	10	30
Amortization of premium and accretion of discounts on marketable securities, net	(1,935)	(260)
Changes in operating assets and liabilities:
Accounts receivable, related party	(8)	79
Prepaid expenses and other current assets	(457)	(196)
Other long-term assets	(504)	(593)
Accounts payable and accrued expenses	5,102	3,606
Accounts payable and accrued expenses, related party	14	(554)
Other long-term liabilities	234	218
Net cash used in operating activities	(48,655)	(28,441)

Investing Activities
Purchases of marketable securities	(237,443)	(100,635)
Maturities of marketable securities	158,143	77,217
Net cash used in investing activities	(79,300)	(23,418)

Financing Activities
Proceeds from issuances of common stock, net	132,172	53,679
Proceeds from exercise of stock options and purchases under employee stock purchase plan	1,092	232
Proceeds from issuance of long-term debt, net	627	—
Repayment of long-term debt	(1,250)	—
Payment of fee related to long-term debt	—	(344)
Net cash provided by financing activities	132,641	53,567
Net increase in cash and cash equivalents	4,686	1,708
Cash and cash equivalents at beginning of period	11,433	9,725
Cash and cash equivalents at end of period	$16,119	$11,433
Supplemental disclosure of cash flow information:
Interest paid	$641	$627

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

Notes to Financial Statements

1. Organization and Basis of Presentation

Kura Oncology, Inc., is a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates that target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes, and we intend to pair them with molecular or cellular diagnostics to identify those patients most likely to respond to treatment. We plan to advance our product candidates through a combination of internal development and strategic partnerships and maintain significant development and commercial rights.

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. While our current and historical operating losses and negative cash flows are indicators of impairment, we believe that future cash flows to be received support the carrying value of our long-lived assets and, accordingly, have not recognized any impairment losses through December 31, 2018.

Research and Development Expenses

Research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, contract services and research supply, equipment and facility costs. All such costs are charged to research and development expense as incurred when these expenditures have no alternative future uses. We are obligated to make upfront payments upon execution of certain research and development agreements. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred. Such amounts are recognized as expense as the related goods are delivered or the related services are performed or such time when we do not expect the goods to be delivered or services to be performed. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses, in other research and development projects or otherwise, and therefore no separate economic values are expensed as research and development costs at the time such costs are incurred. As of December 31, 2018, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

Clinical Trial Costs and Accruals

A significant portion of our clinical trial costs relate to contracts with contract research organizations, or CROs. The financial terms of our CRO contracts may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate clinical trial expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. As part of the process of preparing our financial statements, we rely on cost information provided by our CROs, concerning monthly expenses as well as reimbursement for pass through costs. We are also required to estimate certain of our expenses resulting from our obligations under our CRO contracts. Accordingly, our clinical trial accrual is dependent upon the timely and accurate reporting of CROs and other third-party vendors. If the contracted amounts are modified, for instance, as a result of changes in the clinical trial protocol or scope of work to be performed, we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. Historically, we have had no material changes in clinical trial expense that had a material impact on our results of operations or financial position.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during the period from transactions and other events and non-owner sources. For the periods presented, accumulated other comprehensive loss consists of unrealized losses on marketable securities and foreign currency translation adjustments.

Net Loss per Share

Net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of unvested restricted stock awards, outstanding stock options, outstanding warrants and employee stock purchase plan rights.

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

The following table summarizes the number of potentially dilutive securities that were excluded from our calculation of diluted net loss per share, in thousands:

	Years Ended December 31,
	2018	2017
Stock options	3,186	2,233
Unvested restricted stock awards	—	793
Warrants	34	34
Employee stock purchase plan rights	5	—
Total	3,225	3,060

3. Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842), which provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 was required to be adopted at the earliest period presented using a modified retrospective approach. Subsequently, the FASB issued practical expedients providing an alternative modified transition method for adoption of the new lease standard by recognizing a cumulative-effect adjustment to the opening balance sheet of retained earnings in the period of adoption and allowing issuers to carry forward their historical assessment of whether existing agreements are or contain a lease and the classification of existing lease arrangements. We adopted the new standard along with the available practical expedients on January 1, 2019 using the alternative modified transition method and will recognize a right-to-use asset and lease liability for all leases with terms greater than 12 months. We are still in the process of finalizing our assessment of the impact of ASC 842 on our financial statements and related disclosures.

4. Investments

We invest in available-for-sale securities consisting of money market funds, U.S. Treasury securities, corporate debt securities and commercial paper. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments on the balance sheets.

The following tables summarize, by major security type, our investments that are measured at fair value on a recurring basis, in thousands:

		As of December 31, 2018
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$8,508	$—	$—	$8,508

Short-term investments:
Commercial paper	1 or less	66,435	—	—	66,435
Corporate debt securities	1 or less	56,779	6	(77)	56,708
U.S. Treasury securities	1 or less	39,780	—	(57)	39,723
Total short-term investments		162,994	6	(134)	162,866
Total		$171,502	$6	$(134)	$171,374

		As of December 31, 2017
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$5,848	$—	$—	$5,848
Commercial paper	1 or less	2,993	—	—	2,993
Total cash equivalents		8,841	—	—	8,841

Short-term investments:
Commercial paper	1 or less	50,929	—	—	50,929
Corporate debt securities	1 or less	7,903	—	(7)	7,896
U.S. Treasury securities	2 or less	22,929	—	(42)	22,887
Total short-term investments		81,761	—	(49)	81,712
Total		$90,602	$—	$(49)	$90,553

The available-for-sale investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of December 31, 2018, all of our short-term investments had maturities less than one year. As of December 31, 2017, $76.7 million of our short-term investments had maturities less than one year and $5.0 million had maturities between one to two years. There were no realized gains or losses for the years ended December 31, 2018 and 2017. As of December 31, 2018, $93.5 million of our marketable securities were in gross unrealized loss positions, of which $5.0 million of U.S. Treasury securities had been in such position for greater than 12 months and subsequently matured in January 2019. As of December 31, 2017, $30.8 million of our marketable securities were in gross unrealized loss position, all of which had been in such position for less than 12 months.

At each reporting date, we perform an evaluation of our marketable securities to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include (i) the financial strength of the issuing institution, (ii) the length of time and extent for which fair value has been less than the cost basis and (iii) our intent and ability to hold our investments in unrealized loss positions until their amortized cost basis has been recovered. Based on our evaluation, we determined that our unrealized losses were not other-than-temporary at December 31, 2018 and 2017.

5. Fair Value Measurements

As of December 31, 2018 and 2017, we had cash equivalents and short-term investments measured at fair value on a recurring basis. The carrying amounts of our financial instruments, which include cash equivalents, prepaid expenses, accounts payable, accrued expenses and all related party amounts approximate their fair values as of December 31, 2018 and 2017, primarily due to their short-term nature. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	As of December 31, 2018
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$8,508	$8,508	$—

Short-term investments:
Commercial paper	66,435	—	66,435
Corporate debt securities	56,708	—	56,708
U.S. Treasury securities	39,723	39,723	—
Total short-term investments	162,866	39,723	123,143
Total	$171,374	$48,231	$123,143

	As of December 31, 2017
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$5,848	$5,848	$—
Commercial paper	2,993	—	2,993
Total cash equivalents	8,841	5,848	2,993

Short-term investments:
Commercial paper	50,929	—	50,929
Corporate debt securities	7,896	—	7,896
U.S. Treasury securities	22,887	22,887	—
Total short-term investments	81,712	22,887	58,825
Total	$90,553	$28,735	$61,818

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

6. Property and Equipment, Net

Property and equipment consisted of the following, in thousands:

	December 31,
	2018	2017
Computer software and equipment	$92	$92
Less: accumulated depreciation	(92)	(82)
Property and equipment, net	$—	$10

Depreciation expense was $10,000 and $30,000 for the years ended December 31, 2018 and 2017, respectively.

7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following, in thousands:

	December 31,
	2018	2017
Accounts payable	$3,890	$1,248
Accrued compensation and benefits	3,437	2,345
Accrued research and development expenses	5,550	3,852
Other accrued expenses	508	839
Total accounts payable and accrued expenses	$13,385	$8,284

8. Long-Term Debt

In April 2016, we entered into a loan and security agreement with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB, which was amended in May 2017 and October 2017, pursuant to which we borrowed $7.5 million, or SVB-Oxford Term Loan. We could, at our sole discretion, borrow up to an additional $12.5 million at a certain specified time. On October 31, 2017, the draw period for the additional loan expired without us drawing down the additional loan; therefore, we paid an unused fee of approximately $0.3 million on November 1, 2017. The unused fee was recorded as a debt discount in the year ended December 31, 2017 and was amortized to interest expense using the effective interest method.

The SVB-Oxford Term Loan would have matured on November 1, 2020. Repayment of the SVB-Oxford Term Loan was interest only through May 1, 2018, followed by 30 equal monthly payments of principal plus accrued interest commencing on June 1, 2018. The per annum interest rate for the SVB-Oxford Term Loan was the greater of (i) 7.75% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 4.25%. In addition, a final payment of 7.50% of the Term Loan, or approximately $0.6 million, was due upon prepayment of the SVB-Oxford Term Loan, as discussed below. The final payment was being accrued through interest expense using the effective interest method. In connection with the SVB-Oxford Term Loan, we issued warrants to purchase shares of our common stock. As of December 31, 2018, the warrant issued to Oxford to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share remains outstanding.

On November 1, 2018, we entered into a loan and security agreement, or the SVB Loan Agreement, with SVB, or the Lender, providing for up to $20.0 million in a series of term loans. Upon entering into the SVB Loan Agreement, we borrowed $7.5 million, or Term A Loan. We used approximately $6.9 million of the proceeds from the Term A Loan to repay all amounts owed under the SVB-Oxford Loan Agreement, which included a prepayment charge of $0.1 million. The SVB Loan Agreement has substantially different terms than the SVB-Oxford Loan Agreement. In accordance with ASC 405, Extinguishment of Liabilities and ASC 470-50, Debt Modifications and Extinguishments, we accounted for the transaction as a debt extinguishment. Accordingly, we recorded a loss of approximately $0.5 million for the year ended December 31, 2018.

Under the terms of the SVB Loan Agreement, we may, at our sole discretion, borrow from the Lender up to an additional $12.5 million at any time between November 1, 2018 and May 1, 2020, or Term B Loan, and together with Term A Loan, the Term Loans. In addition, each Term B Loan must be in an amount equal to the lesser of $5.0 million or the amount that is remaining under the Term B Loan.

All of the Term Loans will be due on the scheduled maturity date of May 1, 2023, or Maturity Date. Repayment of the Term Loans will be interest only through November 30, 2020, followed by 30 equal monthly payments of principal plus accrued interest commencing on December 1, 2020. The per annum interest rate for any outstanding Term Loans is the greater of (i) 5.50% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal plus (b) 0.25%. The interest rate as of December 31, 2018 was 5.75%. In addition, a final payment of 7.75% of the amounts of the Term Loans drawn will be due on the earlier of the Maturity Date, acceleration of any Term Loans, or prepayment of the Term Loans. If we elect to prepay the Term Loans, a prepayment fee equal to 1%, 2% or 3% of the then outstanding principal balance will also be due, depending upon when the prepayment occurs.

We are subject to customary affirmative and restrictive covenants under the term loan facility. Our obligations under the SVB Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property. We have also agreed not to encumber our intellectual property assets, except as permitted by the SVB Loan Agreement.

The SVB Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the SVB Loan Agreement and the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of Lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the SVB Loan Agreement, the Lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the SVB Loan Agreement. The conditional exercisable call option related to the event of default is considered to be an embedded derivative which is required to be bifurcated and accounted for as a separate financial instrument. In the periods presented, the value of the embedded derivative is not material, but could become material in future periods if an event of default became more probable than is currently estimated. As of December 31, 2018, we were in compliance with all financial covenants under the SVB Loan Agreement and there had been no material adverse change.

The following table summarizes future minimum payments under the term loan facility as of December 31, 2018, in thousands:

Year Ending December 31,
2019	$436
2020	689
2021	3,342
2022	3,168
2023	1,849
Total future minimum payments	9,484
Less: interest payments	(1,984)
Principal amount of long-term debt	7,500
Current portion of long-term debt	—
Long-term debt, net	$7,500

9. License Agreements

Janssen License Agreement

In December 2014, we entered into a license agreement with Janssen Pharmaceutica NV, or Janssen, which was amended in June 2016, under which we received certain intellectual property rights related to tipifarnib in all indications other than virology for a non-refundable $1.0 million upfront license fee and payments upon achievement of certain development and sales-based milestones. Tipifarnib is a clinical stage compound and all ongoing development, regulatory and commercial work will be completed fully and at our sole expense. Under the license agreement, Janssen has a first right to negotiate for an exclusive license back from us to develop and commercialize tipifarnib on terms to be negotiated in good faith. Janssen could exercise this right of first negotiation during a 60-day period following delivery of clinical data as specified in the agreement. In June 2018, Janssen declined to exercise this first right to negotiate.

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

Future Milestone Payments under License Agreements

Collectively, all of our license agreements provide for specified development, regulatory and sales-based milestone payments up to a total of $80.0 million payable upon occurrence of each stated event, of which $0.5 million relates to the initiation of certain development activities, $28.7 million relates to the achievement of specified regulatory approvals for the first indication and up to $50.8 million for the achievement of specified levels of product sales. Additional payments will be due for each subsequent indication if specified regulatory approvals are achieved. All milestone payments under the agreements will be recognized as research and development expense upon completion of the required events because the triggering events are not considered to be probable until they are achieved. As of December 31, 2018, we have not achieved any milestones under the agreements. Furthermore, if all the programs are successfully commercialized, we will be required to pay tiered royalties on annual net product sales ranging from the low single digits to the low teens, depending on the volume of sales and the respective agreement.

Araxes Asset Purchase Agreement

In December 2014, we entered into an asset purchase agreement with Araxes Pharma LLC, or Araxes, which was amended and restated in February 2015, under which we purchased certain early stage patent rights related to compounds in the field of oncology for a purchase price of $0.5 million payable under a convertible promissory note. All ongoing development, regulatory and commercial work will be completed fully and at our sole expense. The agreement allows for contingent milestone payments of $9.7 million throughout development and commercialization of the asset, of which $1.2 million relates to the initiation of certain development activities, and $8.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals. Additional payments will be due for each subsequent indication if specified regulatory approvals are achieved. We will recognize the milestones as expense when each event occurs. Furthermore, if the program is successfully commercialized, we will be required to pay tiered royalties on annual net product sales ranging in the low single digits, depending on the volume of sales. All milestone payments under the agreement will be recognized upon completion of the required events because the triggering events will not be considered to be probable until they are achieved. For the year ended December 31, 2017, we paid to Araxes milestone payments of $0.2 million upon the dosing of the first patient in the first KO-947 Phase 1 clinical trial in the second quarter of 2017. There were no milestone payments to Araxes in 2018.

10. Commitments and Contingencies

Sponsored Research Agreement with the University of Michigan

In February 2015, we entered into a sponsored research agreement with the University of Michigan, as amended in May 2017, under which we agreed to sponsor up to $2.1 million of research at the University of Michigan over a three-year period. We received a non-exclusive right to any technology developed under the agreement and had an option right for an exclusive license to invention made under the agreement. The sponsored research agreement expired by its terms in February 2018. Costs incurred for the sponsored research agreement were expensed as incurred. For the years ended December 31, 2018 and 2017, we recorded approximately $0.1 million and $0.2 million, respectively, in research and development expense under this sponsored research agreement.

Operating Leases

In August 2014, we entered into a sublease agreement, or the Sublease, with Wellspring Biosciences, Inc., or Wellspring, a wholly owned subsidiary of Araxes, for office space located on North Torrey Pines Road in La Jolla, California. The Sublease was amended effective September 1, 2014 to provide for a monthly rent of $4,820 per month. The Sublease included rent escalation of 3.0% per year. In addition to the base monthly rent, we were obligated to pay for operating expenses, taxes, insurance and utilities applicable to the subleased property. Pursuant to the terms of the Sublease, as amended again in June 2016, the Sublease would have expired on October 31, 2019. In December 2016, we entered into a third amendment to Sublease pursuant to which the Sublease expired in June 2017.

In December 2016, we entered into a sublease agreement, or the New Sublease, with Wellspring for 5,216 square feet of office space located on Science Park Road in San Diego, California for a monthly rent of approximately $16,000 per month and security deposit of approximately $16,000. The New Sublease includes rent escalation of 3.0% per year. In addition to the base monthly rent, we will be obligated to pay for operating costs, amenities fees and all other costs applicable to the subleased property. The terms of the New Sublease commenced in June 2017 and would have expired on October 31, 2019. In March 2019, the New Sublease was amended to extend until April 30, 2020 with the monthly rent increased to approximately $24,000 per month effective November 1, 2019.

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

Future minimum payments required under the facility leases as of December 31, 2018 are summarized as follows, in thousands:

Year Ending December 31,
2019	$485
2020	256
Total future minimum lease payments	$741

Rent expense for the years ended December 31, 2018 and 2017 was approximately $0.5 million and $0.4 million, respectively.

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

In January 2017, we entered into an at-the-market issuance sales agreement with Cowen and Company, LLC, or Cowen, which was amended in November 2017 and March 2018, under which we may offer and sell, from time to time, in our sole discretion, shares of our common stock having an aggregate offering price of up to $160.0 million through Cowen as our sales agent, or the ATM facility. In January 2018, we sold an aggregate of 3,136,722 shares of our common stock under the ATM facility at a weighted-average price per share of $18.85, for net proceeds of approximately $57.4 million, after deducting commissions and offering expenses. In July 2018, we terminated the ATM facility.

In July 2018, we completed a public offering in which we sold an aggregate of 4,600,000 shares of common stock at a price of $16.75 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $74.5 million.

12. Share-Based Compensation

Equity Incentive Plan

As of December 31, 2018, under our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, a total of up to 8,893,214 shares of common stock have been reserved for issuance under incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation to our employees and other service providers. As of December 31, 2018, there were 586,559 shares of common stock reserved for future equity awards under the 2014 Plan. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2019, an automatic increase pursuant to the 2014 Plan occurred, resulting in 1,525,906 additional shares available for future grant under the 2014 Plan. We issue shares of common stock upon the exercise of options with the source of those shares of common stock being newly issued shares.

Stock Options

The exercise price of all stock options granted was equal to no less than the estimated fair market value of such stock on the date of grant. Stock options generally vest over a three to four-year period. The maximum contractual term for all options is ten years. The following is a summary of stock option activity for the year ended December 31, 2018, in thousands (except per share and years data):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,233	$6.77
Granted	1,492	$18.91
Exercised	(190)	$5.65
Canceled	(349)	$12.19
Outstanding at December 31, 2018	3,186	$11.93	8.2	$13,421
Vested and expected to vest at December 31, 2018	3,186	$11.93	8.2	$13,421
Exercisable at December 31, 2018	1,396	$8.59	7.3	$8,740

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at December 31, 2018 of $14.04 per share and the exercise price of stock options that had strike prices below the closing price. For the years ended December 31, 2018 and 2017, the total intrinsic value of stock options exercised was approximately $1.8 million and $0.2 million, respectively, and cash received from stock option exercises was approximately $1.1 million and $0.2 million, respectively.

The assumptions used to estimate the fair value of stock options granted to employees using the Black-Scholes model were as follows:

	Years Ended December 31,
	2018	2017
Weighted average grant date fair value per share	$12.95	$4.76
Expected volatility	76.5% — 79.4%	75.4% — 77.7%
Expected term (in years)	5.50 — 6.08	5.50 — 6.08
Risk free interest rate	2.1% — 2.8%	1.4% — 2.0%
Expected dividend yield	—	—

In estimating fair value for stock options issued under the 2014 Plan, expected volatility was based, in part, on our historical volatility and the historical volatility of comparable publicly-traded companies because our common stock has only been publicly traded since September 16, 2015. Due to the lack of historical option exercise data, we estimated the expected term using the simplified method. The risk-free interest rates are based on the U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. Actual forfeitures are applied as they occur, and any compensation cost previously recognized for awards for which the requisite service has not been completed is reversed in the period that the award is forfeited.

For the years ended December 31, 2018 and 2017, we recognized $5.9 million and $2.3 million expense related to options, respectively. As of December 31, 2018, unrecognized estimated compensation expense related to options was $16.7 million, which is expected to be recognized over the weighted-average remaining requisite service period of approximately 2.6 years.

Restricted Stock Awards

Restricted stock awards were granted at a price equal to the estimated fair market value on the date of grant. The restricted stock awards generally vest over four years from the original vesting date, with certain grants subject to one-year cliff vesting. The vesting provisions of individual awards may vary as approved by our board of directors. In connection with the issuance of restricted common stock, we maintain a repurchase right where shares of restricted common stock are released from such repurchase right over a period of time of continued service by the recipient. The repurchase price for unvested stock awards will be the lower of (i) the fair market value of the shares of common stock on the date of repurchase or (ii) their original purchase price. As of December 31, 2018, there were no shares subject to repurchase.

The following is a summary of restricted stock awards activity for the year ended December 31, 2018, in thousands (except weighted-average grant date fair value data):

	Number of Shares	Employee	Non-employee	Weighted-Average Grant Date Fair Value of Employee Awards
Unvested at December 31, 2017	793	663	130	$0.002
Granted	—	—	—	$—
Vested	(793)	(663)	(130)	$0.002
Canceled	—	—	—	$—
Unvested at December 31, 2018	—	—	—	$—
Vested at December 31, 2018	4,885	4,038	847	$0.002

The total fair value of restricted stock awards vested during the years ended December 31, 2018 and 2017 were $14.8 million and $12.7 million, respectively. As of December 31, 2018, there was no unrecognized compensation expense related to employee restricted stock awards.

Employee Stock Purchase Plan

In March 2015, our board of directors adopted the 2015 Employee Stock Purchase Plan, or ESPP. The ESPP permits eligible employees to purchase our common stock at a discount through payroll deductions during defined offering periods. Eligible employees may have up to 15% of their base earnings to purchase up to $25,000 of our common stock during each fiscal year. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first day of the offering period or purchase date, whichever is lower. Successive six-month offering periods under the ESPP began on May 21, 2018. For the year ended December 31, 2018, cash received from the exercise of purchase rights was approximately $0.1 million. As of December 31, 2018, we issued 5,611 shares under the ESPP.

As of December 31, 2018, 233,094 shares of common stock are reserved for future issuance. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In November 2018, our board of directors elected not to increase the total number of shares of our common stock reserved for issuance under the ESPP for 2019.

The assumptions used to estimate the fair value of ESPP stock purchase rights using the Black-Scholes model were as follows:

Year Ended
December 31, 2018
Weighted average grant date fair value per share	$3.87
Weighted average exercise price per share	$10.15
Expected volatility	53.8% — 54.4%
Expected term (in years)	0.50
Risk free interest rate	1.8% — 2.3%
Expected dividend yield	—

In estimating fair value for ESPP purchase rights issued, expected volatility was based on our historical volatility. The expected term is six months, which represents the length of each purchase period. The risk-free interest rates are based on the U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future.

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Years Ended December 31,
	2018	2017
Research and development	$4,623	$3,048
General and administrative	4,031	1,497
Total share-based compensation expense	$8,654	$4,545

Restricted stock awards:
Employee	$95	$132
Nonemployee	2,627	2,077
Total	$2,722	$2,209

Stock options:
Employee	$5,581	$2,190
Nonemployee	308	146
Total	$5,889	$2,336

Employee stock purchase plan:
Employee	$43	$—
Total	$43	$—

13. Related Party Transactions

Our president and chief executive officer is also the sole managing member of Araxes, and is a significant stockholder of each of us and Araxes. The following is a summary of transactions with Araxes for the years ended December 31, 2018 and 2017:

•	Asset Purchase Agreement

Under the asset purchase agreement with Araxes, for the year ended December 31, 2017, we paid to Araxes a milestone payment of $0.2 million upon dosing of the first patient in the first KO-947 Phase 1 clinical trial in April 2017. There was no payment to Araxes under the asset purchase agreement for the year ended December 31, 2018.

•	Facility Sublease

We sublease office space in San Diego, California from Wellspring, a wholly owned subsidiary of Araxes. Rent expense, including operating costs, related to the Sublease and the New Sublease, as applicable, for each of the years ended December 31, 2018 and 2017 was approximately $0.3 million and $0.2 million, respectively. Pursuant to the terms of the Sublease, as amended in June 2016, the Sublease would have expired on October 31, 2019. In December 2016, we entered into a third amendment to Sublease pursuant to which the Sublease expired in June 2017.

In December 2016, we entered into the New Sublease with Wellspring for office space in San Diego, California. The New Sublease commenced in June 2017 and would have expired on October 31, 2019. In March 2019, the New Sublease was amended to extend until April 30, 2020, and the monthly rent increased to approximately $24,000 per month effective November 1, 2019. See Note 10, Commitments and Contingencies, for further details of the terms of the Sublease and New Sublease.

•	Management Fees

We have a management services agreement with Araxes pursuant to which Araxes pays us monthly fees for management services calculated based on costs incurred by us in the provision of services to Araxes, plus a reasonable mark-up. For the years ended December 31, 2018 and 2017, we recorded approximately $0.7 million and $0.8 million, respectively, of management fee income. In addition, the agreement allows for Araxes to reimburse us an amount equal to the number of full-time equivalents, or FTE, performing research and development services for Araxes, at an annual FTE rate of approximately $367,000, plus actual expenses as reasonably incurred. The initial term of this agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the years ended December 31, 2018 and 2017, we recorded reimbursements of approximately $0.2 million and $0.3 million, respectively, for research and development services provided to Araxes, which was recorded as a reduction to research and development expenses on the statements of operations and comprehensive loss. As of December 31, 2018 and 2017, approximately $0.2 million in both periods related to management fees and reimbursements of research and development services are included in accounts receivable, related party on the balance sheets.

•	Services Agreement

We have a services agreement with Wellspring pursuant to which we pay Wellspring for research and development services provided to us in an amount equal to the number of FTE’s performing the services, at an annual FTE rate of $400,000, plus actual expenses as reasonably incurred. The initial term of this services agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the years ended December 31, 2018 and 2017, we recognized approximately $1.0 million and $1.2 million, respectively, from research and development services provided to us under this agreement as research and development expense, related party on the statements of operations and comprehensive loss. As of December 31, 2018 and 2017, approximately $0.2 million in both periods related to research and development services under this agreement are included in accounts payable and accrued expenses, related party on the balance sheets.

14. Employee Benefit Plan

We have a defined contribution 401(k) plan for all employees. Under the terms of the plan, employees may make voluntary contributions as a percentage or defined amount of compensation. We provide a safe harbor contribution of 3.0% of the employee’s compensation, not to exceed eligible limits. For the years ended December 31, 2018 and 2017, we incurred approximately $0.2 million in expenses in each year related to the safe harbor contribution.

15. Income Taxes

We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. In the normal course of business, our 2014 through 2018 tax years will be subject to examination by the federal and state jurisdictions where applicable. We have not been, nor are we currently, under examination by the federal or any state tax authority.

Our effective income tax rate differs from the statutory federal rate of 21% and 34% for the years ended December 31, 2018 and 2017, respectively, due to the following, in thousands:

	Years Ended December 31,
	2018	2017
Income taxes at statutory federal rate	$(12,694)	$(12,048)
State income tax, net of federal benefit	(4,447)	(2,226)
Research and development tax credits	(1,469)	(476)
Share-based compensation	870	1,046
Other	(8)	(209)
Impact of Tax Act	—	9,517
Valuation allowance	17,748	4,396
Income tax expense	$—	$—

Significant components of our deferred tax assets are shown below, in thousands:

	December 31,
	2018	2017
Deferred tax assets
Net operating loss carryforwards	$37,329	$22,050
Research and development tax credit carryforwards	3,140	1,690
Share-based compensation	1,426	601
Accruals	931	692
Intangibles	642	708
Other	131	110
Total deferred tax assets	43,599	25,851
Less valuation allowance	(43,599)	(25,851)
Net deferred tax assets	$—	$—

In accordance with the Tax Cut and Jobs Act, or the Tax Act, that was enacted on December 22, 2017 we provisionally recorded a $9.5 million reduction related to the remeasurement of our deferred tax balance. As of December 22, 2018, our accounting for the remeasurement of deferred tax balances was complete and there were no changes to the amount previously recorded.

As of December 31, 2018, we had federal net operating loss, or NOL, carryforwards of $128.3 million, of which $52.9 million were generated in fiscal year 2018 and can be carried forward indefinitely under the Tax Act. The remaining federal net operating loss carryforwards of $75.4 million, which were generated prior to 2018, will begin to expire in 2034, unless previously utilized. We had state loss carryforwards of $151.3 million, of which $150.8 million begin to expire in 2034 and $0.5 million begin to expire in 2030, unless previously utilized. We also have federal and state research and development credit carryforwards of $2.9 million (net of $0.8 million utilized as a payroll tax offset) and $1.6 million, respectively. The federal research and development credits will begin to expire in 2034, unless previously utilized. Of the state research and development credits, $1.2 million will carryforward indefinitely and approximately $0.4 million will begin to expire in 2032, unless previously utilized. In 2018, 2017 and 2016, pursuant to Section 41(h) of the Internal Revenue Code of 1986, as

amended, or IRC, which was added as part of the Protecting Americans from Tax Hikes Act of 2015, we qualified to elect approximately $0.3 million federal research and development credits to be utilized as an offset against future payroll taxes. Accordingly, in 2018, 2017 and 2016, we have recognized benefit of approximately $0.3 million in each year as an offset to research and development expenses.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Based on the weight of the evidence, including our limited existence and losses since inception, management has determined that it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $17.7 million and $4.4 million from December 31, 2017 to December 31, 2018 and from December 31, 2016 to December 31, 2017, respectively.

Pursuant to Sections 382 and 383 of the IRC annual use of our NOL or research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We previously completed a study to assess whether an ownership change, as defined by IRC Section 382, had occurred from our formation through March 31, 2016. Based upon this study, we determined that an ownership change occurred but concluded the annual utilization limitation would be sufficient to utilize our pre-ownership change NOLs and research and development credits prior to expiration. We completed additional studies and concluded no further ownership changes occurred through December 31, 2018. Future ownership changes may limit our ability to utilize remaining tax attributes. Any carryforwards that will expire prior to utilization as a result of such additional limitations will be removed from deferred tax assets, with a corresponding reduction of the valuation allowance.

In accordance with authoritative guidance, the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table summarizes the activity related to our unrecognized tax benefits, in thousands:

	December 31,
	2018	2017
Gross unrecognized tax benefits at the beginning of the year	$615	$358
Increases related to prior year tax positions	—	42
Increases from tax positions taken in the current year	448	215
Gross unrecognized tax benefits at the end of the year	$1,063	$615

Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We did not have any accrued interest or penalties included on the balance sheets and have not recognized interest and penalties on the statements of operations and comprehensive loss for the years ended December 31, 2018 or 2017.

We do not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

16. Subsequent Event

In March 2019, we entered into an amendment to the New Sublease pursuant to which the New Sublease will expire on April 30, 2020, with monthly rent increased to approximately $24,000 effective November 1, 2019.