Form 10-Q
period 2019-03-31
Kura Oncology, Inc.
filed 2019-05-07
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	KURA	The Nasdaq Global Select Market

As of the close of business on May 3, 2019, the registrant had 38,184,547 shares of Common Stock ($0.0001 par value) outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	March 31, 2019	December 31, 2018 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,778	$16,119
Short-term investments	147,747	162,866
Accounts receivable, related party	179	224
Prepaid expenses and other current assets	1,882	1,988
Total current assets	167,586	181,197
Other long-term assets	1,772	1,166
Other long-term assets, related party	259	16
Total assets	$169,617	$182,379

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$11,782	$13,385
Accounts payable and accrued expenses, related party	361	230
Total current liabilities	12,143	13,615
Long-term debt, net	7,500	7,500
Other long-term liabilities	385	279
Other long-term liabilities, related party	24	—
Total liabilities	20,052	21,394
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 38,169 and 38,148 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	313,220	310,849
Accumulated other comprehensive income (loss)	18	(131)
Accumulated deficit	(163,677)	(149,737)
Total stockholders' equity	149,565	160,985
Total liabilities and stockholders' equity	$169,617	$182,379
(1)

The balance sheet data at December 31, 2018 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Expenses:
Research and development	$10,329	$11,267
Research and development, related party	53	299
General and administrative	4,482	3,366
General and administrative, related party	87	59
Total operating expenses	14,951	14,991
Other Income (Expense):
Management fee income, related party	126	195
Interest income	1,030	450
Interest expense	(145)	(258)
Total other income	1,011	387
Net Loss	$(13,940)	$(14,604)

Net loss per share, basic and diluted	$(0.37)	$(0.46)
Weighted average number of shares used in computing net loss per share, basic and diluted	38,168	31,829

Comprehensive Loss:
Net loss	$(13,940)	$(14,604)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	149	(19)
Comprehensive Loss	$(13,791)	$(14,623)

 See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	38,148	$4	$310,849	$(131)	$(149,737)	$160,985
Share-based compensation expense	—	—	2,269	—	—	2,269
Issuance of common stock from exercise of options	21	—	102	—	—	102
Other comprehensive income	—	—	—	149	—	149
Net loss	—	—	—	—	(13,940)	(13,940)
Balance at March 31, 2019	38,169	$4	$313,220	$18	$(163,677)	$149,565

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	29,424	$3	$169,201	$(49)	$(89,290)	$79,865
Issuance of common stock, net of offering costs	3,137	—	57,378	—	—	57,378
Share-based compensation expense	—	—	2,179	—	—	2,179
Restricted stock awards vested	295	—	1	—	—	1
Other comprehensive loss	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(14,604)	(14,604)
Balance at March 31, 2018	32,856	$3	$228,759	$(68)	$(103,894)	$124,800

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net loss	$(13,940)	$(14,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,269	2,179
Non-cash interest expense	—	57
Depreciation expense	—	5
Amortization of premium and accretion of discount on marketable securities, net	(540)	(275)
Changes in operating assets and liabilities:
Accounts receivable, related party	45	(41)
Prepaid expenses and other current assets	146	(624)
Other long-term assets	(239)	(163)
Other long-term assets, related party	57	—
Accounts payable and accrued expenses	(1,920)	440
Accounts payable and accrued expenses, related party	(145)	117
Other long-term liabilities	16	58
Net cash used in operating activities	(14,251)	(12,851)

Investing Activities
Maturities and sales of marketable securities	66,656	46,493
Purchases of marketable securities	(50,848)	(76,207)
Net cash provided by (used in) investing activities	15,808	(29,714)

Financing Activities
Proceeds from issuance of common stock, net	—	57,650
Proceeds from exercise of stock options	102	—
Net cash provided by financing activities	102	57,650
Net increase in cash and cash equivalents	1,659	15,085
Cash and cash equivalents at beginning of period	16,119	11,433
Cash and cash equivalents at end of period	$17,778	$26,518

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

References in these Notes to Unaudited Condensed Financial Statements to the “Company,” “we,” “our” or “us,” refer to Kura Oncology, Inc.

Basis of Presentation

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 5, 2019, from which we derived our balance sheet as of December 31, 2018. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

2. Summary of Significant Accounting Policies

Comprehensive Loss

Comprehensive loss is defined as the change in equity during the period from transactions and other events and non-owner sources. For the periods presented, accumulated other comprehensive income (loss) consists of unrealized gains and losses on marketable securities and foreign currency.

Net Loss per Share

Net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of outstanding stock options, unvested restricted stock awards, outstanding warrants and employee stock purchase plan rights.

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the antidilutive effect of the securities. Because of our net loss, outstanding stock options, unvested restricted stock awards, outstanding warrants and employee stock purchase plan rights are excluded from the calculation of diluted net loss per common share for the periods presented, due to the anti-dilutive effect of the securities.

The following table summarizes the number of potentially dilutive securities that were excluded from our calculation of diluted net loss per share, in thousands:

	Three Months Ended March 31,
	2019	2018
Stock options	4,333	3,011
Unvested restricted stock awards	—	498
Warrant	34	34
Employee stock purchase plan rights	16	—
Total	4,383	3,543

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842), which amended prior accounting standards for leases. ASU 2016-02 requires lessees to recognize right-of-use, or ROU, assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. Subsequently, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in the financial statements in the year of adoption. We adopted the new lease standard on January 1, 2019, using the alternative modified transition method provided by ASU 2018-11 and did not retrospectively apply to prior periods. We elected the “package of practical expedients” permitted under the transition which allows us not to reassess our historical assessment of whether existing contracts are or contain a lease and the classification of existing lease arrangements, and to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. As a result of the adoption of the new standard, we recognized operating lease ROU assets and operating lease liabilities of $0.6 million on our unaudited condensed balance sheet as of January 1, 2019. ROU assets are recorded in Other Long-Term Assets and Other Long-Term Assets, Related Party on our unaudited condensed balance sheets. Current and non-current lease liabilities are recorded in Accounts Payable and Accrued Expenses and Accounts Payable and Accrued Expenses, Related Party and Other Long-Term Liabilities and Other Long-Term Liabilities, Related Party, respectively, on our unaudited condensed balance sheets. The adoption of the new lease standard had no impact on our accumulated deficit. The adoption of the new lease standard did not have a material impact on our results of operations and cash flows. See Note 6, Leases, for further details.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new guidance is intended to simplify aspects of share-based compensation issued to nonemployees by aligning the accounting for share-based payment awards issued to employees and nonemployees as it relates to measurement date and impact of performance conditions. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. We adopted ASU 2018-07 on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on our unaudited condensed financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2018. We are currently evaluating the timing and impact of the adoption of ASU 2016-13 on our unaudited condensed financial statements or related financial statement disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the timing and impact of the adoption of ASU 2018-13 on our unaudited condensed financial statements or related financial statement disclosures.

3. Investments

We invest in available-for-sale securities consisting of money market funds, U.S. Treasury securities, corporate debt securities and commercial paper. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments on our unaudited condensed balance sheets.

The following tables summarize, by major security type, our investments that are measured at fair value on a recurring basis, in thousands:

		As of March 31, 2019
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$13,590	$—	$—	$13,590

Short-term investments:
Corporate debt securities	2 or less	84,066	45	(12)	84,099
U.S. Treasury securities	1 or less	44,763	11	(26)	44,748
Commercial paper	1 or less	18,900	—	—	18,900
Total short-term investments		147,729	56	(38)	147,747
Total		$161,319	$56	$(38)	$161,337

		As of December 31, 2018
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$8,508	$—	$—	$8,508

Short-term investments:
Corporate debt securities	1 or less	56,779	6	(77)	56,708
U.S. Treasury securities	1 or less	39,780	—	(57)	39,723
Commercial paper	1 or less	66,435	—	—	66,435
Total short-term investments		162,994	6	(134)	162,866
Total		$171,502	$6	$(134)	$171,374

The available-for-sale investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of March 31, 2019, $142.8 million of our short-term investments had maturities less than one year, and $5.0 million had maturities between one to two years. Realized gains and losses were de minimus for the three months ended March 31, 2019. As of March 31, 2019, $55.1 million of our marketable securities were in immaterial gross unrealized loss positions.

At each reporting date, we perform an evaluation of our marketable securities to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include (i) the financial strength of the issuing institution, (ii) the length of time and extent for which fair value has been less than the cost basis and (iii) our intent and ability to hold our investments in unrealized loss positions until their amortized cost basis has been recovered. Based on our evaluation, we determined that our unrealized losses were not other-than-temporary at March 31, 2019 and December 31, 2018.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	As of March 31, 2019
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$13,590	$13,590	$—

Short-term investments:
Corporate debt securities	84,099	—	84,099
U.S. Treasury securities	44,748	44,748	—
Commercial paper	18,900	—	18,900
Total short-term investments	147,747	44,748	102,999
Total	$161,337	$58,338	$102,999

	As of December 31, 2018
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$8,508	$8,508	$—

Short-term investments:
Corporate debt securities	56,708	—	56,708
U.S. Treasury securities	39,723	39,723	—
Commercial paper	66,435	—	66,435
Total short-term investments	162,866	39,723	123,143
Total	$171,374	$48,231	$123,143

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy.

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following, in thousands:

	March 31, 2019	December 31, 2018
Accounts payable	$3,074	$3,890
Accrued research and development expenses	5,943	5,550
Accrued compensation and benefits	1,574	3,437
Other accrued expenses	1,191	508
Total accounts payable and accrued expenses	$11,782	$13,385

6. Leases

We determine if an arrangement is a lease at inception. For operating leases with an initial term greater than 12 months, we recognize operating lease ROU assets and operating lease liabilities based on the present value of lease payments over the lease term at commencement date. Operating lease ROU assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate when we are reasonably certain that the option will be exercised. For our operating leases, we generally cannot determine the interest rate implicit in the lease, in which case we use our incremental borrowing rate as the discount rate for the lease. We estimate our incremental borrowing rate for our operating leases based on what we would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term.

If a lease is modified, the modified contract is evaluated to determine whether it is or contains a lease. If a lease continues to exist, the lease modification is determined to be a separate contract when the modification grants the lessee an additional right of use that is not included in the original lease and the lease payments increase commensurate with the standalone price for the additional ROU. The lease modification that results in a separate contract will be accounted in the same manner as a new lease. For a modification that is not a separate contract, we reassess the lease classification using the modified terms and conditions and the facts and circumstances as of the effective date of the modification and recognize the amount of the remeasurement of the lease liability for the modified lease as an adjustment to the corresponding ROU asset.

We have a sublease with a related party for office space in San Diego, California and a lease for office space in Cambridge, Massachusetts, that existed before January 1, 2019 and were classified as operating leases. In March 2019, the sublease was amended to extend the expiration date from October 31, 2019 to April 30, 2020 with the monthly rent increased from approximately $16,000 to approximately $24,000 per month effective November 1, 2019, see Note 8, Related Party Transactions for further details of the sublease. We determined the sublease amendment did not modify the ROU asset and, therefore, was not a separate contract. Accordingly, we reassessed the lease classification and concluded the operating lease classification remained appropriate. The modified lease terms were included in determining the present value of lease payments for the sublease at the modification date. As such, we recognized an adjustment of approximately $0.1 million as an increase to the sublease liability and ROU asset. We do not have any new operating leases nor any finance leases as of March 31, 2019.

Operating lease expense was as follows, in thousands:

Three Months Ended
March 31, 2019
Operating lease cost	$68
Operating lease cost, related party	58
Total operating lease costs	$126

Supplemental cash flow information related to our operating leases was as follows, in thousands:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$67
Operating cash flows from operating leases, related party	49
Total cash paid for amounts included in the measurement of lease liabilities	$116

ROU assets obtained in exchange for operating lease liabilities	$61
ROU assets obtained in exchange for operating lease liabilities, related party	57
Total ROU assets obtained in exchange for operating lease liabilities	$118

Supplemental balance sheet information related to our operating leases was as follows, in thousands (except lease term and discount rate):

March 31, 2019
Operating lease ROU assets	$345
Operating lease ROU assets, related party	243
Total operating lease ROU assets	$588

Current lease liabilities	$256
Current lease liabilities, related party	228
Non-current lease liabilities	90
Non-current lease liabilities, related party	24
Total operating lease liabilities	$598

Weighted-average remaining lease term (in years)	1.2
Weighted-average discount rate	6.5%

Maturities of lease liabilities are as follows, in thousands:

Year Ending December 31,
2019 (remaining)	$369
2020	256
Total lease payments	625
Less: imputed interest	(27)
Total operating lease liabilities	$598

7. Share-Based Compensation

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended March 31,
	2019	2018
Research and development	$797	$1,439
General and administrative	1,472	740
Total share-based compensation expense	$2,269	$2,179

As of March 31, 2019, unrecognized compensation costs related to employee stock options was approximately $26.9 million, which is expected to be recognized over a weighted average period of approximately 3.0 years.

8. Related Party Transactions

Our president and chief executive officer is also the sole managing member of Araxes Pharma LLC, or Araxes, and is a significant stockholder of each of us and Araxes. The following is a summary of related party transactions for the three months ended March 31, 2019 and 2018:

•	Facility Sublease

We sublease office space in San Diego, California from Wellspring Biosciences, Inc., or Wellspring, a wholly owned subsidiary of Araxes. The sublease commenced in June 2017 and would have expired on October 31, 2019. In March 2019, the sublease was amended to extend until April 30, 2020, and the monthly rent increased to approximately $24,000 per month effective November 1, 2019, corresponding to the increase in Wellspring’s monthly rent. For the three months ended March 31, 2019 and 2018, rent expense, including operating costs, related to our sublease was approximately $0.1 million in both periods, as further discussed in Note 6, Leases.

•	Management Fees

We have a management services agreement with Araxes pursuant to which Araxes pays us monthly fees for management services calculated based on costs incurred by us in the provision of services to Araxes, plus a reasonable mark-up. For the three months ended March 31, 2019 and 2018, we recorded approximately $0.1 million and $0.2 million, respectively, in management fee income. In addition, the agreement allows for Araxes to reimburse us an amount equal to the number of full-time equivalents, or FTE, performing research and development services for Araxes, at an annual FTE rate of approximately $374,000, plus actual expenses as reasonably incurred. The initial term of this agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended March 31, 2019 and 2018, we recorded reimbursements of approximately $0.1 million in both periods for research and development services provided to Araxes, which was recorded as a reduction to research and development expenses on our unaudited condensed statements of operations and comprehensive loss. As of March 31, 2019 and December 31, 2018, approximately $0.2 million in both periods related to management fees and reimbursements of research and development services are included in accounts receivable, related party on our unaudited condensed balance sheets.

•	Services Agreement

We have a services agreement with Wellspring pursuant to which we pay Wellspring for research and development services provided to us in an amount equal to the number of FTE’s performing the services, at an annual FTE rate of $400,000, plus actual expenses as reasonably incurred. The initial term of this services agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended March 31, 2019 and 2018, we recognized approximately $0.1 million and $0.3 million, respectively, from research and development services provided to us under this agreement as research and development expense, related party on our unaudited condensed statements of operations and comprehensive loss. As of March 31, 2019 and December 31, 2018, approximately $0.1 million and $0.2 million, respectively, related to research and development services under this agreement are included in accounts payable and accrued expenses, related party on our unaudited condensed balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and notes thereto as of and for the fiscal year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission, or SEC, on March 5, 2019.

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

References to “we,” “us” and “our” refer to Kura Oncology, Inc.

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

Our most advanced solid tumor indication is in patients with head and neck squamous cell carcinoma, or HNSCC, that carry mutations in the HRAS gene. In September 2017, we reported that our ongoing proof-of-concept Phase 2 clinical trial of tipifarnib in patients with HRAS mutant relapsed or refractory HNSCC, or RUN-HN, achieved its primary efficacy endpoint. Following feedback from the U.S. Food and Drug Administration, or the FDA, and other regulatory authorities, we initiated a global, multi-center, open-label, non-comparative registration-directed clinical trial of tipifarnib in HRAS mutant HNSCC in November 2018. The clinical trial has two cohorts: A treatment cohort, which we call AIM-HN, and a non-interventional screening and outcomes cohort, which we call SEQ-HN. AIM-HN is designed to enroll at least 59 evaluable patients with HRAS mutant HNSCC who have received prior platinum-based therapy and is expected to take approximately two years to fully enroll. Following achievement of the primary efficacy endpoint in RUN-HN, we added a cohort to enroll patients having HRAS mutant squamous cell carcinomas, or SCCs, other than HNSCC. We anticipate having additional data from this clinical trial in the second half of 2019.

In addition to our tipifarnib development program in HRAS mutant solid tumors, we are evaluating the potential utility of tipifarnib using CXCL12 pathway biomarkers in a number of hematologic and solid tumor indications. In December 2018, we reported preliminary data from our ongoing Phase 2 clinical trial of tipifarnib in patients with relapsed or refractory peripheral T-cell lymphomas, or PTCL. The data showed a significant association between CXCL12 expression and clinical benefit, as well as clinical proof-of-concept in patients with angioimmunoblastic T-cell lymphoma, or AITL, an aggressive form of PTCL often characterized by high levels of CXCL12 expression. Additional data from this clinical trial have been accepted for presentation at the European Hematology Association Annual Congress and the International Conference on Malignant Lymphoma in June 2019.

We are also exploring the utility of CXCL12 pathway biomarkers as a strategy for patient enrichment in patients with relapsed or refractory acute myeloid leukemia, or AML, and chronic myelomonocytic leukemia, or CMML, in an ongoing Phase 2 clinical trial. We anticipate having additional data from the CMML cohort in 2019.

In April 2019, we reported new findings suggesting that gene expression of the exclusively farnesylated proteins RHOE and PRICKLE2 is strongly associated with CXCL12 expression in bone marrow stroma, which may provide a mechanistic rationale for why the CXCL12 pathway is a therapeutic target of tipifarnib and other farnesyl transferase inhibitors. In addition, an analysis of a subset of patients from a previously conducted Phase 2 clinical trial of tipifarnib in patients with relapsed or refractory lymphomas identified pre-treatment tumor CXCL12 expression as a potential biomarker of clinical benefit in patients with diffuse large B-cell lymphoma, or DLBCL, and mycosis fungoides, the most common form of cutaneous T-cell lymphoma, or CTCL.

Additionally, in January 2019, we reported the identification of a potential association between CXCL12 expression and clinical benefit from tipifarnib in patients with pancreatic cancer. We believe these findings support the potential use of tipifarnib in a broader set of hematologic and solid tumor indications, including pancreatic cancer, in which the CXCL12 pathway plays a role in tumor initiation and progression, and we are exploring opportunities for further clinical development in these disease settings.

Our second product candidate is KO-947, a potent and selective small molecule inhibitor of extracellular signal related kinase, or ERK, which we are advancing as a potential treatment for patients with tumors that have dysregulated activity due to mutations or other mechanisms in the mitogen-activated protein kinase, or MAPK, pathway. Our preclinical data suggest that KO-947 has anti-tumor activity in KRAS- or BRAF-mutant adenocarcinomas as well as certain subsets of squamous cell carcinomas. Our Phase 1 clinical trial of KO-947 in patients with solid tumors is ongoing, and we anticipate having data from the dose-escalation portion of the clinical trial in 2019.

Our third product candidate is KO-539, a potent and selective small molecule inhibitor of the menin-mixed lineage leukemia, or menin-MLL, protein-protein interaction. We have generated preclinical data that support the potential anti-tumor activity of KO-539 in genetically defined subsets of acute leukemia, including those with rearrangements or partial tandem duplications in the MLL gene as well as those with oncogenic driver mutations in genes such as NPM1. Our investigational new drug, or IND, application for KO-539 has been cleared by the FDA and we anticipate initiating our Phase 1 clinical trial in relapsed or refractory AML in mid-2019.

Liquidity Overview

As of March 31, 2019, we had cash, cash equivalents and short-term investments of $165.5 million. Under the terms of our loan and security agreement, or the SVB Loan Agreement, with Silicon Valley Bank, or the Lender, we may, at our sole discretion, borrow from the Lender up to an additional $12.5 million at any time until May 1, 2020. In March 2019, we entered into an at-the-market issuance sales agreement with SVB Leerink LLC and Stifel, Nicolaus & Company, Incorporated, or ATM facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million. We have not yet sold any shares of our common stock under the ATM facility. To date, we have not generated any revenues from product sales, and we do not have any approved products. Since our inception, we have funded our operations primarily through equity and debt financings. We anticipate that we will require significant additional financing in the future to continue to fund our operations as discussed more fully below under the heading “Liquidity and Capital Resources.”

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, contract services and research supply, equipment and facility costs. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of March 31, 2019, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits, share-based compensation and other personnel costs for employees in executive, finance, business development and support functions. Other significant general and administrative expenses include the costs associated with obtaining and maintaining our patent portfolio, professional services for audit, legal, investor and public relations, corporate activities and allocated facilities.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table sets forth our results of operations for the periods presented, in thousands:

	Three Months Ended March 31,
	2019	2018	Change
Research and development expenses	$10,382	$11,566	$(1,184)
General and administrative expenses	4,569	3,425	1,144
Other income, net	1,011	387	624

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended March 31,
	2019	2018	Change
Tipifarnib-related costs	$5,896	$7,052	$(1,156)
KO-947-related costs	980	630	350
KO-539-related costs	353	803	(450)
Personnel costs and other expenses	2,356	1,642	714
Share-based compensation expense	797	1,439	(642)
Total research and development expenses	$10,382	$11,566	$(1,184)

The decrease in tipifarnib-related research and development expenses for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to a decrease of $0.6 million in clinical development costs resulting from a decrease in costs related to our ongoing Phase 2 clinical trials, offset in part by an increase in costs related to our registration-directed clinical trial and a decrease of $0.4 million in manufacturing activities. The decrease in KO-539-related research and development expenses was primarily due to the completion of IND-enabling activities in 2018. Our IND for KO-539 has been cleared by the FDA in 2019. Personnel costs and other expenses include employee salaries and related expenses, facilities expense and overhead expenses. The increase in personnel costs and other expenses was to support our registration-directed clinical trial for tipifarnib and the planned Phase 1 clinical trial of KO-539. The decrease in share-based compensation expense was mainly due to restricted stock awards that became fully vested in 2018. We expect our research and development expenses to increase in future periods as we continue clinical development activities for tipifarnib, KO-947 and KO-539.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to increases of $0.7 million in non-cash share-based compensation expense and $0.5 million in personnel costs. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Other income, net. The increase in other income, net for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to an increase of $0.6 million in interest income.

Liquidity and Capital Resources

As of March 31, 2019, we had cash, cash equivalents and short-term investments of $165.5 million. Since our inception, we have funded our operations primarily through equity and debt financings. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities.

In March 2019, we entered into the ATM facility under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million. We have not yet sold any shares of our common stock under the ATM facility.

In November 2018, we entered into the SVB Loan Agreement with the Lender providing for up to $20.0 million in a series of term loans. Upon entering into the SVB Loan Agreement, we borrowed $7.5 million, or Term A Loan, the proceeds of which, in part, were used to pay off the outstanding balance of the debt under the loan and security agreement with Oxford Finance LLC and Silicon Valley Bank dated April 27, 2016, as amended in May 2017 and October 2017, or the SVB-Oxford Term Loan. Net proceeds from the Term A Loan, after payoff of the SVB-Oxford Term Loan, were approximately $0.6 million. Under the terms of the SVB Loan Agreement, we may, at our sole discretion, borrow up to an additional $12.5 million at any time until May 1, 2020, or Term B Loan, and together with Term A Loan, the Term Loans. In addition, each Term B Loan must be in an amount equal to the lesser of $5.0 million or the amount that is remaining under the Term B Loan. All of the Term Loans will be due on the scheduled maturity date of May 1, 2023, or Maturity Date. Repayment of the Term Loans is interest only through November 30, 2020, followed by 30 equal monthly payments of principal plus accrued interest commencing on December 1, 2020. The per annum interest rate for the Term Loans is the greater of (i) 5.50% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal plus (b) 0.25%. In addition, a final payment of 7.75% of the amounts of the Term Loans drawn will be due on the earlier of the Maturity Date, acceleration or prepayment of the Term Loans. If we elect to prepay the Term Loans, a prepayment fee equal to 1%, 2% or 3% of the then outstanding principal balance also will be due, depending upon when the prepayment occurs.

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

We have incurred operating losses since inception and negative cash flows from operating activities. As of March 31, 2019, we had an accumulated deficit of $163.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year. To date, we have not generated any revenues from product sales, and we do not have any approved products. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We are subject to all of the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(14,251)	$(12,851)
Net cash provided by (used in) investing activities	15,808	(29,714)
Net cash provided by financing activities	102	57,650

Operating Activities – The increase of $1.4 million in net cash used in operating activities for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to an increase of $2.6 million in payments of accounts payable and accrued expenses offset by a decrease of $0.7 million in net loss.

Investing Activities –The increase of $45.5 million in net cash provided by investing activities for the three months ended March 31, 2019 compared to the same period in 2018 was due to a decrease of $25.3 million in purchases of marketable securities and an increase of $20.2 million in maturities and sales of marketable securities.

Financing Activities – The decrease of $57.5 million in net cash provided by financing activities for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to proceeds from the sale of common stock in 2018.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Management Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed financial statements required estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in the unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use, or ROU, assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. We adopted the new lease standard on January 1, 2019, using the alternative modified transition method provided by ASU 2018-11 and did not retrospectively apply to prior periods. We elected the “package of practical expedients” permitted under the transition which allows us not to reassess our historical assessment of whether existing contracts are or contain a lease and the classification of existing lease arrangements, and to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. See Note 2, Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements, and Note 6, Leases, for further details.

There have been no other material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Management Estimates,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Changes in Internal Control over Financial Reporting

 During the quarter ended March 31, 2019, we implemented certain internal controls in connection with our adoption of the new Accounting Standard Codification 842, Leases. There have been no other changes in our internal control over financial reporting that occurred during our most recent quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information included or incorporated by reference in this Quarterly Report and in our other public filings, you should carefully consider the risks described below in evaluating our company. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 5, 2019.

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

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.*

We are a clinical-stage company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical studies for our product candidates and clinical studies of tipifarnib and KO-947, and preparing for the Phase 1 clinical trial of KO-539. We have not yet demonstrated our ability to successfully complete clinical trials in support of FDA approval, develop companion diagnostics, obtain marketing approvals, manufacture a product at commercial scale, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Medicines, on average, take 10 to 15 years to be developed from the time they are discovered to the time they are available for treating patients. Consequently, any predictions you make about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We may in the future need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We will need to obtain substantial additional capital in connection with our continuing operations. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish certain rights to our technologies or product candidates.*

Until such time, if ever, as we can generate substantial product revenues, we will need to raise additional capital in connection with our continuing operations. We expect to finance our cash needs through a combination of equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of our stockholders as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

In March 2019, we entered into the ATM facility under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million. We have not yet sold any shares of our common stock under the ATM facility.

In November 2018, we entered into the SVB Loan Agreement with the Lender providing for up to $20.0 million in term loans. Under the terms of the SVB Loan Agreement, the Lender has initially provided us with a term loan of $7.5 million, with an additional $12.5 million available at any time until May 1, 2020. Other than our term loan facility, we do not have any committed external source of funds. While any amounts are outstanding under our term loan facility, we are subject to affirmative and restrictive covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. If we default under our term loan facility, the Lender may accelerate our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the Lender’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The Lender could declare a default under our term loan facility upon the occurrence of an event of default, which includes our failure to satisfy our payment obligations under the SVB Loan Agreement, the breach of certain of our other covenants under the SVB Loan Agreement or the occurrence of a material adverse change, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the Lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

Risks Related to the Discovery and Development of Our Product Candidates

We are highly dependent on the success of our lead product candidate, tipifarnib, which is still in clinical development, and we cannot give any assurance that tipifarnib or any other product candidates, will receive regulatory approval, which is necessary before they can be commercialized.*

Our future success is highly dependent on our ability to obtain regulatory approval for, and then successfully commercialize, our lead product candidate, tipifarnib. Our other product candidates are in earlier stages of development. Our business depends entirely on the successful development and commercialization of our product candidates. We have not completed the development of any product candidates; we currently generate no revenues from sales of any product, and we may never be able to develop a marketable product.

Tipifarnib will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, regulatory approval in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. The FDA has also informed us that an approved companion diagnostic is required in order to obtain approval of tipifarnib in HRAS mutant HNSCC. Companion diagnostics are subject to regulation as medical devices and must be separately approved for marketing by the FDA. We are not permitted to market or promote tipifarnib, or any other product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approvals. Although the scope of regulatory approval is similar in other countries, in some countries there are additional regulatory requirements and potential regulatory risks and we cannot predict success in these jurisdictions.

We initiated our registration-directed clinical trial in patients with relapsed or refractory HRAS mutant HNSCC in November 2018. There is no guarantee that this trial will be completed on time or at all. Prior to receiving approval to commercialize tipifarnib or future product candidates, if any, in the United States or internationally, we must demonstrate to the satisfaction of the FDA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways, and the favorable results from previous trials of a product candidate may not be replicated in subsequent clinical trials. There is no guarantee that the level of clinical activity observed in our ongoing Phase 2 RUN-HN clinical trial will be replicated in our registration-directed clinical trial. We are using a starting dose of 600 mg administered twice daily in AIM-HN, which is lower than the starting dose used in our RUN-HN clinical trial. Although we have observed preliminary evidence of clinical activity in the RUN-HN clinical trial at the 600 mg dose, there is no guarantee that we will see comparable activity in AIM-HN. Even if we believe the preclinical or clinical data are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. We maintain frequent, ongoing dialogue with the FDA and other regulatory bodies regarding our clinical trial design, including the patient selection criteria, dosing plan and statistical analysis plan. There is a risk that the FDA or other regulatory agencies could at any time raise objections to the design or conduct of our clinical trials. Any such objections could delay the initiation or completion of our registration-directed clinical trial. Although we believe from our discussions with the FDA and the minutes from our End of Phase 2 meeting with the FDA, that if AIM-HN is positive, there is the potential for accelerated approval of tipifarnib for the treatment of patients with relapsed or refractory HNSCC who harbor the HRAS mutation, the FDA has substantial discretion in the approval process and may not grant approval based on data from AIM-HN and RUN-HN. Even if the trial results are positive, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do. There is also no guarantee that data from SEQ-HN will support any potential marketing application for tipifarnib in HRAS mutant HNSCC. If the results of the trial are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant additional resources to conduct additional trials in support of potential approval of tipifarnib.

We have not previously submitted a new drug application, or NDA, to the FDA, or similar product approval filings to comparable foreign authorities, or received marketing approval for any product candidate, and we cannot be certain that tipifarnib will be successful in clinical trials or receive regulatory approval for any indication. We cannot anticipate whether or when we will seek regulatory review of tipifarnib for any other indications. If we do not receive regulatory approvals for and successfully commercialize tipifarnib on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market tipifarnib, our revenues will be dependent, in part, on our collaborator’s ability to commercialize the companion diagnostic as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the market opportunities for the treatment of HRAS mutant HNSCC and other diseases are not as significant as we estimate, our business and prospects may be harmed.

Our discovery, preclinical and clinical development is focused on the development of targeted therapeutics for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs may never lead to marketable products.*

The discovery and development of targeted therapeutics for patients with genetically defined cancers, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates, are a relatively new and rapidly evolving area of science. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. The patient populations for our product candidates are not completely defined but are substantially smaller than the general treated cancer population, and patients will need to be screened and identified in order to be eligible for our therapies. Successful identification of patients is dependent on several factors, including screening a sufficient number of patients to identify whether they harbor a particular genetic alteration or expression level, achieving certainty as to how specific genetic alterations or expression levels respond to our product candidates and developing companion diagnostics to identify such genetic alterations or expression levels. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations will be large enough to allow us to successfully commercialize any products for which we are able to obtain marketing approval and achieve profitability. Therefore, we do not know if our approach of treating patients with genetically defined cancers will be successful. If our approach is unsuccessful, our business will suffer.

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

We may find it difficult to enroll patients in our clinical trials for tipifarnib. Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates.*

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment.

In addition to the potentially small populations for our clinical trials of tipifarnib, the eligibility criteria of our clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study. Additionally, the process of finding and diagnosing patients may prove costly. For example, many physicians who treat HNSCC patients do not routinely screen their patients for genetic mutations, such as oncogenic mutations present in the HRAS gene. To seek to address these limitations, we have contracted with third-party laboratories to facilitate the genetic screening of patients for our clinical sites. However, there is no guarantee that these efforts will be effective.

We also may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidate under study including the number and frequency of study required procedures and tests, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical study sites for prospective patients, and the patient referral practices of physicians. For example, with the approvals of immune therapy agents nivolumab and pembrolizumab, many HNSCC patients are now being treated with one of these agents after failure of first-line treatments such as chemotherapy and/or cetuximab. If patients, or the physicians treating them, are unwilling or unable to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed.

Additionally, in estimating the frequency of biomarkers, such as the frequency of HRAS mutations in patients with HNSCC, we rely on data published in the scientific literature as well as our experience and that of our collaborators. Initial studies on the frequency of HRAS mutation in HNSCC were conducted in a mostly human papillomavirus, or HPV, negative population that does not reflect the increase in HPV-related HNSCC in the United States. The technologies used to identify mutations in published datasets may be different from the technologies we are using currently, which may make it more difficult to compare results across clinical trials. Moreover, sample quality in academic studies of molecular biomarkers may not reflect standard clinical practice that is focused on pathological diagnosis. We are using a minimum tumor HRAS mutant allele frequency of 20% in our AIM-HN clinical trial. Data from The Cancer Genome Atlas, or TCGA, HNSCC, provisional, indicate that patients with an HRAS mutant allele frequency greater than 20% represent approximately 5% of the overall HNSCC population. If the incidence of tumor HRAS mutant allele frequency equal to or greater than the clinical cutoff as detected in our AIM-HN clinical trial is significantly different from either the TCGA database or our Phase 2 clinical trial experience, we may be required to screen more patients to identify those patients with HRAS mutations who may be candidates for our clinical trial. Even if patients carrying HRAS mutations are identified, interest to participate in clinical trials may be low and potential study subjects may be located at too great a distance to participate at our clinical trial sites. Any delay or failure by us or third-party collaborators to screen patients or identify patients with HRAS mutations for enrollment in our AIM-HN clinical trial and other ongoing trials could delay or prevent us from completing our clinical trials which could prevent us from obtaining regulatory approval or commercializing tipifarnib on a timely or profitable basis, or at all.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates may be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition, and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates, including:

•	unforeseen safety issues or adverse side effects;
•	failure of our companion diagnostics to identify patients;
•	modifications to protocols of our clinical trials resulting from the FDA or comparable foreign regulatory authorities or institutional review board, or IRB, decisions; and
•	ambiguous or negative interim results of our clinical trials or results that are inconsistent with earlier results.

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

We are currently evaluating KO-947 in a Phase 1 clinical trial in patients with non-hematological malignancies. We anticipate initiating a Phase 1 clinical trial to evaluate KO-539 in relapsed or refractory AML in mid-2019. Any observed, drug-related side effects could affect the ability of patients to tolerate potentially therapeutically effective doses of the drug, which in turn could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Additionally, if results of our ongoing or planned clinical trials for tipifarnib, KO-947 or KO-539 reveal an unacceptable frequency and severity of serious adverse events or side effects, our trials could be suspended or terminated and the FDA or comparable foreign regulatory agencies could require us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Many compounds developed in the biopharmaceutical industry that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of those compounds. Any of these occurrences may significantly harm our business, financial condition and prospects.

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

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.*

As one of the central elements of our business strategy and clinical development approach, we seek to screen and identify subsets of patients with molecular or genetic alterations who may derive meaningful clinical benefit from our product candidates. To achieve this, certain of our programs will require the development and commercialization of a companion diagnostic. We rely on third-party collaborators for development of companion diagnostics for use in clinical trials and, if successful, will rely on third-party collaborators for development of companion diagnostics for commercialization of our product candidates. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. For example, for tipifarnib for the treatment of HRAS mutant HNSCC, we and our third-party collaborators have obtained an investigational device exemption, or IDE, for use of a qPCR-based assay to identify patients with HRAS mutant tumors as the companion diagnostic in AIM-HN in this indication. Patients can also be enrolled based on information on the patients’ tumor HRAS mutation status obtained by the clinical sites from next-generation sequencing, or NGS, panels used by the site or third parties to characterize patients’ tumors. Additionally, we have introduced a minimum tumor HRAS mutant allele frequency as an entry criterion for enrollment in AIM-HN. The results of NGS panels used by our clinical sites may not be accurate or consistent across sites and may not be consistent with results obtained from our companion diagnostic, and our development of tipifarnib or a companion diagnostic may be delayed or complicated as a result.

If the results of our other Phase 2 clinical trials of tipifarnib or other clinical trials are positive and we validate our biomarker hypotheses in those clinical trials, we plan to partner development and validation of companion diagnostic tests to aid in the selection of patients in any subsequent clinical trials we decide to pursue for those product candidates and to prepare and submit an application for IDE for use of the companion diagnostic in the clinical trials, when necessary. Any delay or failure by us or our third-party collaborators to develop or obtain IDE approval for use of companion diagnostics in our clinical trials could delay or prevent us from commencing or completing our clinical trials. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. To date, the FDA has required a premarket approval, or PMA, application of all companion diagnostics for cancer therapies. The FDA has informed us that an approved companion diagnostic is required in order to obtain marketing approval of tipifarnib in HRAS mutant HNSCC. We and our third-party collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our product candidates. The approval of a companion diagnostic as part of the product label will limit the use of the product candidate to only those patients who express the specific genetic alteration it was developed to detect. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

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

Risks Related to Our Dependence on Third Parties

We rely on third-party contractors and organizations to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such clinical trials.*

We rely, and expect to continue to rely, on third-party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to support our preclinical development activities and conduct our clinical trials, including our registration-directed clinical trial of tipifarnib in HRAS mutant HNSCC, our other ongoing Phase 2 clinical trials of tipifarnib, our Phase 1 clinical trial of KO-947, our planned Phase 1 clinical trial of KO-539 and any other subsequent clinical trials of tipifarnib and our other product candidates. These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we are required to enter into alternative arrangements, our product development activities could be delayed.

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

Our reliance on these third parties to conduct our clinical trials reduces our control over these activities but does not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial. Moreover, the FDA and other regulatory authorities require us to comply with good clinical practice, or GCP, guidelines for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

As the composition of matter patents covering tipifarnib expired in the United States and in countries in Europe in 2016 and we have only a limited number of issued U.S. and foreign patents directed to our potential tipifarnib indications, our commercial strategy for tipifarnib relies on obtaining other patents related to tipifarnib and on non-patent regulatory exclusivity. In the United States, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon FDA approval of an NDA for new chemical entity, or NCE, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any abbreviated new drug application, or ANDA, seeking approval of a generic version of that drug or any Section 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that the FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. EB Pharma has licensed rights from Janssen to develop tipifarnib in virology indications. If EB Pharma obtains regulatory approval for tipifarnib in a virology indication before we obtain regulatory approval in one of our oncology or other non-virology indications, the five-year exclusivity period would commence on the date upon which EB Pharma obtains regulatory approval, and as a result, the period of regulatory exclusivity to which we may be entitled may be reduced or eliminated and the commercial prospects for tipifarnib could be harmed as a result.

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

We intend to pursue an orphan designation for at least some of our product candidates, including tipifarnib. However, obtaining an orphan designation can be difficult, and we may not be successful in doing so for tipifarnib or any of our product candidates. The EMA does not generally recognize for orphan designation, molecular defined subsets of non-orphan disease indications, and as an example, EMA recently rejected orphan designation for a drug product for anaplastic lymphoma kinase, or ALK-positive non-small cell lung cancer, or NSCLC. As such, we do not expect to be able to obtain orphan drug designation in Europe for tipifarnib in the subset of HRAS mutant HNSCC at the current time. Even if we were to obtain orphan exclusivity for a product candidate, that exclusivity may not effectively protect the product from the competition of different drugs for the same orphan condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same condition if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. The failure to obtain an orphan designation for any product candidates we may develop for the treatment of rare cancers, and/or the inability to maintain that designation for the duration of the applicable exclusivity period, could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and their implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information on covered entities which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity;

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

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and

•

state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by or are in conflict with HIPAA, thus complicating compliance efforts, including the General Data Protection Regulation (EU) 2016/679, or GDPR, which went into effect on May 25, 2018, and imposes privacy and security obligations on any entity that collects and/or processes health data from individuals located in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. As well as complicating our compliance efforts, non-compliance with these laws could result in penalties or significant legal liability.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Certain changes to the ACA, such as the removal of the ACA’s individual health insurance mandate by federal tax legislation, a delay in the implementation of certain ACA-mandated fees, and other changes to the ACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”, were recently enacted or implemented, and the effect of these changes is unknown. On December 14, 2018, a U.S. District Court Judge in Texas ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act (as defined below). While such U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace ACA will impact ACA and our business. We cannot predict the ultimate content, timing or effect of healthcare reform legislation or regulation or the impact of potential legislation or regulation on us.

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

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2019. On January 31, 2019, the HHS Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. Although a number of the proposed drug price control measures at the federal level, and other potential proposals, may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business.

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

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. When it goes into effect on January 1, 2020, the CCPA will require covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Legislators have stated that amendments will be proposed to the CCPA before it goes into effect, but it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Further, we or our collaborators will be required to obtain coverage and reimbursement for companion diagnostic tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved. There is significant uncertainty regarding our and our collaborators ability to obtain coverage and adequate reimbursement for any companion diagnostic test for the same reasons applicable to our product candidates. If insurance coverage and reimbursement for companion diagnostic tests for our product candidates is inadequate, utilization may be low, and patient tumors may not be comprehensively screened for the presence of the genetic markers that predict response to our product candidates.

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

Risks Related to Employee Matters, Managing Growth and Macroeconomic Conditions

We currently have a limited number of employees, are highly dependent on our Chief Executive Officer and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are a clinical-stage company with a limited operating history, and, as of March 31, 2019, we had only 43 full-time employees and three part-time employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer and Antonio Gualberto, M.D., Ph.D., our Head of Development and Chief Medical Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 until March 31, 2019, were $24.03 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

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

If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders or the perception that such sales could occur could cause the market price of our common stock to decline. In March 2019, we entered into the ATM facility under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million. We have not yet sold any shares of our common stock under the ATM facility.

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of March 31, 2019, we had 943,926 shares of common stock reserved for future issuance under the 2014 Plan and options to purchase up to an aggregate of 4,333,000 shares of common stock outstanding. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2019, an automatic increase pursuant to the 2014 Plan occurred, resulting in 1,525,906 additional shares available for future grant under the 2014 Plan.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of March 31, 2019, we had 233,094 shares of common stock reserved for future issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In November 2018, the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in 2019. In addition, a warrant to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share was outstanding as of March 31, 2019.

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

Comprehensive tax reform could adversely affect our business and financial condition.*

On December 22, 2017, U.S. federal income tax legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”), informally titled the Tax Cuts and Jobs Act, that significantly revises the Internal Revenue Code of 1986, as amended. The Tax Cuts and Jobs Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income, except for certain small businesses, limitation of the deduction for net operating losses generated in taxable years beginning after December 31, 2017 to 80% of current year taxable income, elimination of most carrybacks of net operating losses arising in taxable years ending after December 31, 2017, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings, subject to certain important exceptions, immediate deductions for certain new investments instead of deductions for depreciation expense over time and modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Cuts and Jobs Act is uncertain, and our business and financial condition could be adversely affected. In addition, it is unknown if and to what extent various states will conform to the Tax Cuts and Jobs Act. The impact of the Tax Cuts and Jobs Act on holders of our common stock is likewise uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to the Tax Cuts and Jobs Act and the potential tax consequences of investing in or holding our common stock.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.*

Under the Tax Cuts and Jobs Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced an ownership change in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

Kura Oncology, Inc.
A Delaware corporation

Date: May 7, 2019	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2019	By:	/s/ Marc Grasso, M.D.
Marc Grasso, M.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial and Accounting Officer)