Form 10-Q
period 2019-06-30
Kura Oncology, Inc.
filed 2019-08-01
CIK 1422143

The The

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of the close of business on July 30, 2019, the registrant had 45,214,920 shares of Common Stock ($0.0001 par value) outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	June 30, 2019	December 31, 2018 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$122,080	$16,119
Short-term investments	139,333	162,866
Accounts receivable, related party	111	224
Prepaid expenses and other current assets	2,380	1,988
Total current assets	263,904	181,197
Other long-term assets	1,587	1,166
Other long-term assets, related party	194	16
Total assets	$265,685	$182,379

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$10,878	$13,385
Accounts payable and accrued expenses, related party	354	230
Total current liabilities	11,232	13,615
Long-term debt, net	7,500	7,500
Other long-term liabilities	372	279
Total liabilities	19,104	21,394
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 45,189 and 38,148 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	5	4
Additional paid-in capital	425,035	310,849
Accumulated other comprehensive income (loss)	161	(131)
Accumulated deficit	(178,620)	(149,737)
Total stockholders' equity	246,581	160,985
Total liabilities and stockholders' equity	$265,685	$182,379
(1)

The balance sheet data at December 31, 2018 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Expenses:
Research and development	$11,342	$11,099	$21,671	$22,366
Research and development, related party	98	377	151	676
General and administrative	4,363	3,736	8,845	7,102
General and administrative, related party	88	64	175	123
Total operating expenses	15,891	15,276	30,842	30,267
Other Income (Expense):
Management fee income, related party	74	180	200	375
Interest income	1,022	624	2,052	1,074
Interest expense	(148)	(267)	(293)	(525)
Total other income	948	537	1,959	924
Net Loss	$(14,943)	$(14,739)	$(28,883)	$(29,343)

Net loss per share, basic and diluted	$(0.38)	$(0.45)	$(0.75)	$(0.91)
Weighted average number of shares used in computing net loss per share, basic and diluted	38,928	$32,971	38,550	32,403

Comprehensive Loss:
Net loss	$(14,943)	$(14,739)	$(28,883)	$(29,343)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	143	(25)	292	(44)
Comprehensive Loss	$(14,800)	$(14,764)	$(28,591)	$(29,387)

 See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	38,148	$4	$310,849	$(131)	$(149,737)	$160,985
Issuance of common stock, net of offering costs	6,785	1	108,108	—	—	108,109
Share-based compensation expense	—	—	4,518	—	—	4,518
Issuance of common stock from exercise of options and employee stock purchase plan	256	—	1,560	—	—	1,560
Other comprehensive income	—	—	—	292	—	292
Net loss	—	—	—	—	(28,883)	(28,883)
Balance at June 30, 2019	45,189	5	425,035	161	(178,620)	246,581

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2019	38,169	$4	$313,220	$18	$(163,677)	$149,565
Issuance of common stock, net of offering costs	6,785	1	108,108	—	—	108,109
Share-based compensation expense	—	—	2,249	—	—	2,249
Issuance of common stock from exercise of options and employee stock purchase plan	235	—	1,458	—	—	1,458
Other comprehensive income	—	—	—	143	—	143
Net loss	—	—	—	—	(14,943)	(14,943)
Balance at June 30, 2019	45,189	$5	$425,035	$161	$(178,620)	$246,581

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	29,424	$3	$169,201	$(49)	$(89,290)	$79,865
Issuance of common stock, net of offering costs	3,137	—	57,378	—	—	57,378
Share-based compensation expense	—	—	4,415	—	—	4,415
Restricted stock awards vested	590	—	1	—	—	1
Issuance of common stock from exercise of options	22	—	125	—	—	125
Other comprehensive loss	—	—	—	(44)	—	(44)
Net loss	—	—	—	—	(29,343)	(29,343)
Balance at June 30, 2018	33,173	3	231,120	(93)	(118,633)	112,397

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2018	32,856	$3	$228,759	$(68)	$(103,894)	$124,800
Share-based compensation expense	—	—	2,236	—	—	2,236
Restricted stock awards vested	295	—	—	—	—	—
Issuance of common stock from exercise of options	22	—	125	—	—	125
Other comprehensive loss	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(14,739)	(14,739)
Balance at June 30, 2018	33,173	$3	$231,120	$(93)	$(118,633)	$112,397

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net loss	$(28,883)	$(29,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	4,518	4,415
Non-cash interest expense	—	114
Depreciation expense	—	9
Amortization of premium and accretion of discount on marketable securities, net	(859)	(703)
Changes in operating assets and liabilities:
Accounts receivable, related party	129	(14)
Prepaid expenses and other current assets	(142)	(1,026)
Other long-term assets	(321)	(42)
Other long-term assets, related party	106	—
Accounts payable and accrued expenses	(3,124)	814
Accounts payable and accrued expenses, related party	(176)	221
Other long-term liabilities	70	112
Net cash used in operating activities	(28,682)	(25,443)

Investing Activities
Maturities and sales of marketable securities	126,556	80,993
Purchases of marketable securities	(101,872)	(106,850)
Net cash provided by (used in) investing activities	24,684	(25,857)

Financing Activities
Proceeds from issuance of common stock, net	108,399	57,650
Proceeds from exercise of stock options and purchases under employee stock purchase plan	1,560	125
Repayment of long-term debt	—	(250)
Net cash provided by financing activities	109,959	57,525
Net increase in cash and cash equivalents	105,961	6,225
Cash and cash equivalents at beginning of period	16,119	11,433
Cash and cash equivalents at end of period	$122,080	$17,658

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

Net Loss per Share

Net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period determined using the treasury-stock method. Dilutive common stock equivalents are comprised of outstanding stock options, an outstanding warrant, employee stock purchase plan rights and unvested restricted stock awards.

For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the antidilutive effect of the securities. Because of our net loss, outstanding stock options, an outstanding warrant, employee stock purchase plan rights and unvested restricted stock awards are excluded from the calculation of diluted net loss per common share for the periods presented, due to the anti-dilutive effect of the securities.

The following table summarizes the number of potentially dilutive securities that were excluded from our calculation of diluted net loss per share, in thousands:

	Three and Six Months Ended June 30,
	2019	2018
Stock options	4,102	3,097
Warrant	34	34
Employee stock purchase plan rights	4	—
Unvested restricted stock awards	—	202
Total	4,140	3,333

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

The following tables summarize, by major security type, our investments that are measured at fair value on a recurring basis, in thousands:

		As of June 30, 2019
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$114,910	$—	$—	$114,910

Short-term investments:
Corporate debt securities	2 or less	96,346	144	(19)	96,471
U.S. Treasury securities	1 or less	39,852	37	(1)	39,888
Commercial paper	1 or less	2,974	—	—	2,974
Total short-term investments		139,172	181	(20)	139,333
Total		$254,082	$181	$(20)	$254,243

		As of December 31, 2018
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$8,508	$—	$—	$8,508

Short-term investments:
Corporate debt securities	1 or less	56,779	6	(77)	56,708
U.S. Treasury securities	1 or less	39,780	—	(57)	39,723
Commercial paper	1 or less	66,435	—	—	66,435
Total short-term investments		162,994	6	(134)	162,866
Total		$171,502	$6	$(134)	$171,374

The available-for-sale investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of June 30, 2019, $136.3 million of our short-term investments had maturities less than one year, and $3.0 million had maturities between one to two years. Realized gains and losses were de minimus for the three and six months ended June 30, 2019. As of June 30, 2019, $39.0 million of our marketable securities were in immaterial gross unrealized loss positions.

At each reporting date, we perform an evaluation of our marketable securities to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include (i) the financial strength of the issuing institution, (ii) the length of time and extent for which fair value has been less than the cost basis and (iii) our intent and ability to hold our investments in unrealized loss positions until their amortized cost basis has been recovered. Based on our evaluation, we determined that our unrealized losses were not other-than-temporary at June 30, 2019 and December 31, 2018.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	As of June 30, 2019
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$114,910	$114,910	$—

Short-term investments:
Corporate debt securities	96,471	—	96,471
U.S. Treasury securities	39,888	39,888	—
Commercial paper	2,974	—	2,974
Total short-term investments	139,333	39,888	99,445
Total	$254,243	$154,798	$99,445

	As of December 31, 2018
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$8,508	$8,508	$—

Short-term investments:
Corporate debt securities	56,708	—	56,708
U.S. Treasury securities	39,723	39,723	—
Commercial paper	66,435	—	66,435
Total short-term investments	162,866	39,723	123,143
Total	$171,374	$48,231	$123,143

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy.

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following, in thousands:

	June 30, 2019	December 31, 2018
Accounts payable	$3,556	$3,890
Accrued research and development expenses	4,019	5,550
Accrued compensation and benefits	2,278	3,437
Other accrued expenses	1,025	508
Total accounts payable and accrued expenses	$10,878	$13,385

6. Leases

We determine if an arrangement is a lease or contains lease components at inception. For operating leases with an initial term greater than 12 months, we recognize operating lease ROU assets and operating lease liabilities based on the present value of lease payments over the lease term at commencement date. Operating lease ROU assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate when we are reasonably certain that the option will be exercised. For our operating leases, we generally cannot determine the interest rate implicit in the lease, in which case we use our incremental borrowing rate as the discount rate for the lease. We estimate our incremental borrowing rate for our operating leases based on what we would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term.

If a lease is modified, the modified contract is evaluated to determine whether it is or contains a lease. If a lease continues to exist, the lease modification is determined to be a separate contract when the modification grants the lessee an additional right of use that is not included in the original lease and the lease payments increase commensurate with the standalone price for the additional ROU. A lease modification that results in a separate contract will be accounted for in the same manner as a new lease. For a modification that is not a separate contract, we reassess the lease classification using the modified terms and conditions and the facts and circumstances as of the effective date of the modification and recognize the amount of the remeasurement of the lease liability for the modified lease as an adjustment to the corresponding ROU asset.

We have a sublease with a related party for office space in San Diego, California and a lease for office space in Cambridge, Massachusetts, that existed before January 1, 2019 and were classified as operating leases. In March 2019, the sublease was amended to extend the expiration date from October 31, 2019 to April 30, 2020 with the monthly rent increased from approximately $16,000 to approximately $24,000 per month effective November 1, 2019. See Note 9, Related Party Transactions for further details of the sublease. We determined the sublease amendment did not modify the ROU asset and, therefore, was not a separate contract. Accordingly, we reassessed the lease classification and concluded the operating lease classification remained appropriate. The modified lease terms were included in determining the present value of lease payments for the sublease at the modification date. As such, we recognized an adjustment of approximately $0.1 million as an increase to the sublease liability and ROU asset. We do not have any new operating leases nor any finance leases as of June 30, 2019.

Operating lease expense was as follows, in thousands:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$67	$135
Operating lease cost, related party	54	112
Total operating lease costs	$121	$247

Supplemental cash flow information related to our operating leases was as follows, in thousands:

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$134
Operating cash flows from operating leases, related party	98
Total cash paid for amounts included in the measurement of lease liabilities	$232

ROU assets obtained in exchange for operating lease liabilities	$122
ROU assets obtained in exchange for operating lease liabilities, related party	107
Total ROU assets obtained in exchange for operating lease liabilities	$229

Supplemental balance sheet information related to our operating leases was as follows, in thousands (except lease term and discount rate):

June 30, 2019
Operating lease ROU assets	$283
Operating lease ROU assets, related party	194
Total operating lease ROU assets	$477

Current lease liabilities	$263
Current lease liabilities, related party	207
Non-current lease liabilities	23
Total operating lease liabilities	$493

Weighted-average remaining lease term (in years)	1.0
Weighted-average discount rate	6.5%

Maturities of lease liabilities are as follows, in thousands:

Year Ending December 31,
2019 (remaining)	$252
2020	256
Total lease payments	508
Less: imputed interest	(15)
Total operating lease liabilities	$493

7. Stockholders’ Equity

In June 2019, we completed a public offering in which we sold an aggregate of 6,785,000 shares of common stock at a price of $17.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $108.1 million.

8. Share-Based Compensation

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$884	$1,369	$1,681	$2,808
General and administrative	1,365	867	2,837	1,607
Total share-based compensation expense	$2,249	$2,236	$4,518	$4,415

As of June 30, 2019, unrecognized compensation costs related to employee stock options was approximately $25.0 million, which is expected to be recognized over a weighted average period of approximately 2.8 years.

9. Related Party Transactions

Our president and chief executive officer is also the sole managing member of Araxes Pharma LLC, or Araxes, and is a significant stockholder of each of us and Araxes. The following is a summary of related party transactions for the three and six months ended June 30, 2019 and 2018:

•	Facility Sublease

We sublease office space in San Diego, California from Wellspring Biosciences, Inc., or Wellspring, a wholly owned subsidiary of Araxes. The sublease commenced in June 2017 and would have expired on October 31, 2019. In March 2019, the sublease was amended to extend until April 30, 2020, and the monthly rent will increase to approximately $24,000 per month effective November 1, 2019, corresponding to the increase in Wellspring’s monthly rent, as further discussed in Note 6, Leases. For the three months ended June 30, 2019 and 2018, rent expense, including operating costs, related to our sublease was approximately $0.1 million in both periods. For the six months ended June 30, 2019 and 2018, rent expense, including operating costs, related to our sublease was approximately $0.2 million in both periods.

•	Management Fees

We have a management services agreement with Araxes pursuant to which Araxes pays us monthly fees for management services calculated based on costs incurred by us in the provision of services to Araxes, plus a reasonable mark-up. For the three months ended June 30, 2019 and 2018, we recorded approximately $0.1 million and $0.2 million, respectively, and for the six months ended June 30, 2019 and 2018, we recorded approximately $0.2 million and $0.4 million, respectively, in management fee income. In addition, the agreement allows for Araxes to reimburse us an amount equal to the number of full-time equivalents, or FTE, performing research and development services for Araxes, at an annual FTE rate of approximately $374,000, plus actual expenses as reasonably incurred. The initial term of this agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three and six months ended June 30, 2019 and 2018, we recorded reimbursements of approximately $0.1 million in each period for research and development services provided to Araxes, which was recorded as a reduction to research and development expenses, related party, on our unaudited condensed statements of operations and comprehensive loss. As of June 30, 2019 and December 31, 2018, approximately $0.1 million and $0.2 million, respectively, related to management fees and reimbursements of research and development services are included in accounts receivable, related party on our unaudited condensed balance sheets.

•	Services Agreement

We have a services agreement with Wellspring pursuant to which we pay Wellspring for research and development services provided to us in an amount equal to the number of FTE’s performing the services, at an annual FTE rate of $400,000, plus actual expenses as reasonably incurred. The initial term of this services agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended June 30, 2019 and 2018, we recognized approximately $0.1 million and $0.4 million, respectively, and for the six months ended June 30, 2019 and 2018, we recognized $0.1 million and $0.7 million, respectively, from research and development services provided to us under this agreement as research and development expense, related party on our unaudited condensed statements of operations and comprehensive loss. As of June 30, 2019 and December 31, 2018, approximately $0.1 million and $0.2 million, respectively, related to research and development services under this agreement are included in accounts payable and accrued expenses, related party on our unaudited condensed balance sheets.

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

In addition to our tipifarnib development program in HRAS mutant solid tumors, we are evaluating the potential utility of tipifarnib using CXCL12 pathway biomarkers in a number of hematologic and solid tumor indications. In June 2019, we reported updated interim data from our ongoing Phase 2 clinical trial of tipifarnib in patients with relapsed or refractory peripheral T-cell lymphomas, or PTCL. The data showed a significant association between CXCL12 expression and clinical benefit, as well as clinical proof-of-concept in two pre-specified expansion cohorts: (1) patients with angioimmunoblastic T-cell lymphoma, or AITL, an aggressive form of T-cell lymphoma often characterized by high levels of CXCL12 expression and (2) patients with PTCL who lack a single nucleotide variation in the 3’-untranslated region of the CXCL12 gene. We believe these interim Phase 2 data represent the first prospective validation of CXCL12 pathway biomarkers to enrich for clinical activity of tipifarnib in PTCL. We anticipate these data could support the potential registration of tipifarnib in both the patient populations, and we intend to seek regulatory feedback on next steps for this program.

We are also exploring the utility of CXCL12 pathway biomarkers as a strategy for patient enrichment in patients with relapsed or refractory acute myeloid leukemia, or AML, and chronic myelomonocytic leukemia, or CMML, in an ongoing Phase 2 clinical trial. We anticipate having additional data from the CMML cohort in the second half of 2019.

We have been working to understand the molecular mechanisms by which tipifarnib demonstrates anti-tumor activity in CXCL12-associated malignancies and also have been evaluating the potential to use CXCL12 pathway biomarkers to enrich for clinical activity in other hematologic malignancies. In April 2019, we reported new findings suggesting that gene expression of the exclusively farnesylated proteins RHOE and PRICKLE2 is strongly associated with CXCL12 expression in bone marrow stroma, which may provide a mechanistic rationale for why the CXCL12 pathway is a therapeutic target of tipifarnib and other farnesyl transferase inhibitors. In addition, in June 2019, we reported a retrospective analysis of a subset of patients from a previously conducted Phase 2 clinical trial of tipifarnib in patients with relapsed or refractory lymphomas identified pre-treatment tumor CXCL12 expression as a potential biomarker of clinical benefit in patients with diffuse large B-cell lymphoma, or DLBCL, and mycosis fungoides, the most common form of cutaneous T-cell lymphoma, or CTCL. Lymphoma patients with CXCL12 gene sequences containing few to no mutations or other genetic variation, also called CXCL12 reference sequences also appeared to have a higher chance of clinical benefit from tipifarnib treatment. We believe these findings support additional potential prospective clinical studies for tipifarnib in these indications.

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

Our second product candidate is KO-947, a potent and selective small molecule inhibitor of extracellular signal related kinase, or ERK, which we are advancing as a potential treatment for patients with tumors that have dysregulated activity due to mutations or other mechanisms in the mitogen-activated protein kinase, or MAPK, pathway. Our preclinical data suggest that KO-947 has anti-tumor activity in KRAS- or BRAF-mutant adenocarcinomas as well as certain subsets of squamous cell carcinomas. Our Phase 1 clinical trial of KO-947 in patients with solid tumors is ongoing, and we anticipate completing the dose-escalation portion of the clinical trial in the second half of 2019.

Our third product candidate is KO-539, a potent and selective small molecule inhibitor of the menin-mixed lineage leukemia, or menin-MLL, protein-protein interaction. We have generated preclinical data that support the potential anti-tumor activity of KO-539 in genetically defined subsets of acute leukemia, including those with rearrangements or partial tandem duplications in the MLL gene as well as those with oncogenic driver mutations in genes such as NPM1. Our investigational new drug, or IND, application for KO-539 has been cleared by the FDA and we anticipate initiating our Phase 1 clinical trial in relapsed or refractory AML in the second half of 2019. We received orphan drug designation for KO-539 for the treatment of AML from the FDA in July 2019.

Public Offering

In June 2019, we completed a public offering in which we sold an aggregate of 6,785,000 shares of common stock at a price of $17.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $108.1 million.

Liquidity Overview

As of June 30, 2019, we had cash, cash equivalents and short-term investments of $261.4 million. In June 2019, we completed a public offering for net proceeds of approximately $108.1 million. Under the terms of our loan and security agreement, or the SVB Loan Agreement, with Silicon Valley Bank, or the Lender, we may, at our sole discretion, borrow from the Lender up to an additional $12.5 million at any time until May 1, 2020. In March 2019, we entered into an at-the-market issuance sales agreement with SVB Leerink LLC and Stifel, Nicolaus & Company, Incorporated, or ATM facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million. We have not yet sold any shares of our common stock under the ATM facility. To date, we have not generated any revenues from product sales, and we do not have any approved products. Since our inception, we have funded our operations primarily through equity and debt financings. We anticipate that we will require significant additional financing in the future to continue to fund our operations as discussed more fully below under the heading “Liquidity and Capital Resources.”

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, contract services and research supply, equipment and facility costs. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of June 30, 2019, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Results of Operations

The following table sets forth our results of operations for the periods presented, in thousands:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
Research and development expenses	$11,440	$11,476	$(36)	$21,822	$23,042	$(1,220)
General and administrative expenses	4,451	3,800	651	9,020	7,225	1,795
Other income, net	948	537	411	1,959	924	1,035

Comparison of the Three Months Ended June 30, 2019 and 2018

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended June 30,
	2019	2018	Change
Tipifarnib-related costs	$6,092	$6,705	$(613)
KO-947-related costs	863	713	150
KO-539-related costs	594	1,040	(446)
Personnel costs and other expenses	3,007	1,649	1,358
Share-based compensation expense	884	1,369	(485)
Total research and development expenses	$11,440	$11,476	$(36)

The decrease in tipifarnib-related research and development expenses for the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to a decrease of $0.3 million in clinical development costs resulting from a decrease in costs related to our ongoing Phase 2 and other clinical trials, offset in part by an increase in costs related to our registration-directed clinical trial and a decrease of $0.2 million in manufacturing activities. The decrease in KO-539-related research and development expenses was primarily due to the completion of IND-enabling activities in 2018. Our IND for KO-539 has been cleared by the FDA in 2019 and we plan to initiate the Phase 1 clinical trial for KO-539 in the second half of 2019. Personnel costs and other expenses include employee salaries and related expenses, facilities expense and overhead expenses. The increase in personnel costs and other expenses was to support our registration-directed clinical trial for tipifarnib and the planned Phase 1 clinical trial of KO-539. The decrease in share-based compensation expense was mainly due to restricted stock awards that became fully vested in 2018. We expect our research and development expenses to increase in future periods as we continue clinical development activities for tipifarnib, KO-947 and KO-539.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to increases of $0.6 million in personnel costs and $0.5 million in non-cash share-based compensation expense, offset by a decrease of $0.6 million in professional services. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Other income, net. The increase in other income, net for the three months ended June 30, 2019 compared to the same period in 2018 was primarily due to an increase of $0.4 million in interest income.

Comparison of the Six Months Ended June 30, 2019 and 2018

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Six Months Ended June 30,
	2019	2018	Change
Tipifarnib-related costs	$11,988	$13,757	$(1,769)
KO-947-related costs	1,843	1,343	500
KO-539-related costs	947	1,843	(896)
Personnel costs and other expenses	5,363	3,291	2,072
Share-based compensation expense	1,681	2,808	(1,127)
Total research and development expenses	$21,822	$23,042	$(1,220)

The decrease in tipifarnib-related research and development expenses for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to a decrease of $1.0 million in clinical development costs resulting from a decrease in costs related to our ongoing Phase 2 and other clinical trials, offset in part by an increase in costs related to our registration-directed clinical trial and a decrease of $0.6 million in manufacturing activities. The increase in KO-947 research and development expenses was due to ongoing activities in the dose-escalation portion of the Phase 1 clinical trial. The decrease in KO-539-related research and development expenses was primarily due to the completion of IND-enabling activities in 2018. Our IND for KO-539 has been cleared by the FDA in 2019 and we plan to initiate the Phase 1 clinical trial for KO-539 in the second half of 2019. The increase in personnel costs and other expenses was to support our registration-directed clinical trial for tipifarnib and the planned Phase 1 clinical trial of KO-539. The decrease in share-based compensation expense was mainly due to restricted stock awards that became fully vested in 2018.

General and Administrative Expenses. The increase in general and administrative expenses for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to increases of $1.2 million in non-cash share-based compensation expense and $1.1 million in personnel costs, offset by a decrease of $0.8 million in professional services.

Other income, net. The increase in other income, net for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to an increase of $1.0 million in interest income.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities.

In June 2019, we completed a public offering in which we sold an aggregate of 6,785,000 shares of common stock at a price of $17.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $108.1 million.

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

We have incurred operating losses since inception and negative cash flows from operating activities. As of June 30, 2019, we had an accumulated deficit of $178.6 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of June 30, 2019, we had cash, cash equivalents and short-term investments of $261.4 million. Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of establishing or contracting for sales, marketing and distribution capabilities if we obtain regulatory approvals to market our product candidates;
•	the costs of securing and producing drug substance and drug product material for use in pre-clinical studies, clinical trials and for use as commercial supply;
•	the costs of securing manufacturing arrangements for development activities and commercial production;
•	the scope, prioritization and number of our research and development programs;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the extent to which we acquire or in-license other product candidates and technologies;
•	the success of our current or future companion diagnostic test collaborations for companion diagnostic tests; and
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(28,682)	$(25,443)
Net cash provided by (used in) investing activities	24,684	(25,857)
Net cash provided by financing activities	109,959	57,525

Operating Activities – The increase of $3.2 million in net cash used in operating activities for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to an increase of $4.3 million in payments of accounts payable and accrued expenses offset by a decrease of $0.9 million in prepaid expenses and other current assets.

Investing Activities – The increase of $50.5 million in net cash provided by investing activities for the six months ended June 30, 2019 compared to the same period in 2018 was due to an increase of $45.5 million in maturities and sales of marketable securities and a decrease of $5.0 million in purchases of marketable securities.

Financing Activities – The increase of $52.4 million in net cash provided by financing activities for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to the $108.4 million of proceeds from the sale of common stock in June 2019 compared to $57.7 million from the sale of common stock under the ATM facility in 2018, and $1.4 million increase in proceeds from exercise of stock options and purchases under our employee stock purchase plan.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

Changes in Internal Control over Financial Reporting

 There have been no changes in our internal control over financial reporting that occurred during our most recent quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	our and our collaborators’ ability to develop and validate companion diagnostics for our product candidates;
•	our ability to obtain, as well as the timeliness of obtaining, additional funding to develop our product candidates;
•	the results of clinical trials or marketing applications for product candidates that may compete with our product candidates;
•	competition from existing products or new products that may receive marketing approval;
•	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;
•	any delays in regulatory review and approval of our product candidates;
•	our ability to identify and develop additional product candidates;
•	the ability of patients or healthcare providers to obtain sufficient coverage and adequate reimbursement for our products;
•	our ability, and the ability of third parties such as contract research organizations, or CROs, to adhere to clinical study and other regulatory requirements;
•	the ability of third-party manufacturers to manufacture our product candidates and key ingredients needed to conduct clinical trials and, if approved, successfully commercialize our products;
•	the costs to us, and our ability as well as the ability of any third-party collaborators, to obtain, maintain and protect our intellectual property rights;
•	costs related to and outcomes of any future intellectual property litigation;
•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively;
•	changes in governmental regulations, healthcare policy, pricing and reimbursement systems and our ability to set and maintain prices in the United States and other territories; and
•	our ability to build our finance infrastructure and, to the extent required, improve our accounting systems and controls.

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

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.*

We are a clinical-stage company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical studies for our product candidates and clinical studies of tipifarnib and KO-947, and preparing for the Phase 1 clinical trial of KO-539. We have not yet demonstrated our ability to successfully complete clinical trials in support of FDA approval, develop companion diagnostics, obtain marketing approvals, manufacture a product at commercial scale, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Medicines, on average, take 10 to 15 years to be developed from the time they are discovered to the time they receive marketing approval. Consequently, any predictions you make about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We may in the future need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We will need to obtain substantial additional capital in connection with our continuing operations. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish certain rights to our technologies or product candidates.*

Until such time, if ever, as we can generate sufficient product revenues to fund our operations, we will need to raise additional capital in connection with our continuing operations. We expect to finance our cash needs through a combination of equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of our stockholders as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We initiated our first registration-directed clinical trial in patients with relapsed or refractory HRAS mutant HNSCC in November 2018. There is no guarantee that this trial will be completed on time or at all. Prior to receiving approval to commercialize tipifarnib or future product candidates, if any, in the United States or internationally, we must demonstrate to the satisfaction of the FDA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways, and the favorable results from previous trials of a product candidate may not be replicated in subsequent clinical trials. There is no guarantee that the level of clinical activity observed in our ongoing Phase 2 RUN-HN clinical trial will be replicated in our registration-directed clinical trial. We are using a starting dose of 600 mg administered twice daily in AIM-HN, which is lower than the starting dose used in our RUN-HN clinical trial. Although we have observed preliminary evidence of clinical activity in the RUN-HN clinical trial at the 600 mg dose, there is no guarantee that we will see comparable activity in AIM-HN. Even if we believe the preclinical or clinical data are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. We maintain frequent, ongoing dialogue with the FDA and other regulatory bodies regarding our clinical trial design, including the patient selection criteria, dosing plan and statistical analysis plan. There is a risk that the FDA or other regulatory agencies could at any time raise objections to the design or conduct of our clinical trials. Any such objections could delay the initiation or completion of our registration-directed clinical trial. Although we believe from our discussions with the FDA and the minutes from our End of Phase 2 meeting with the FDA, that if AIM-HN is positive, there is the potential for accelerated approval of tipifarnib for the treatment of patients with relapsed or refractory HNSCC who harbor the HRAS mutation, the FDA has substantial discretion in the approval process and may not grant approval based on data from AIM-HN and RUN-HN. Even if the trial results are positive, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do. There is also no guarantee that data from SEQ-HN will support any potential marketing application for tipifarnib in HRAS mutant HNSCC. If the results of the trial are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant additional resources to conduct additional trials in support of potential approval of tipifarnib.

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

Additionally, in estimating the frequency of biomarkers, such as the frequency of HRAS mutations in patients with HNSCC, we rely on data published in the scientific literature as well as our experience and that of our collaborators. Initial studies on the frequency of HRAS mutation in HNSCC were conducted in a mostly human papillomavirus, or HPV, negative population that does not reflect the increase in HPV-related HNSCC in the United States. The technologies used to identify mutations in published datasets may be different from the technologies we are using currently, which may make it more difficult to compare results across clinical trials. Moreover, sample quality in academic studies of molecular biomarkers may not reflect standard clinical practice that is focused on pathological diagnosis. We are using a minimum tumor HRAS mutant allele frequency of 20% in our AIM-HN clinical trial. Data from The Cancer Genome Atlas, or TCGA, HNSCC, provisional, indicate that patients with an HRAS mutant allele frequency greater than 20% represent approximately 5% of the overall HNSCC population. If the incidence of tumor HRAS mutant allele frequency equal to or greater than the clinical cutoff as detected in our AIM-HN clinical trial is significantly different from either the TCGA database or our Phase 2 clinical trial experience, we may be required to screen more HNSCC patients to identify those patients with HRAS mutations who may be candidates for our clinical trial. Even if patients carrying HRAS mutations are identified, interest to participate in clinical trials may be low and potential study subjects may be located at too great a distance to participate at our clinical trial sites. Any delay or failure by us or third-party collaborators to screen patients or identify patients with HRAS mutations for enrollment in our AIM-HN clinical trial and other ongoing trials could delay or prevent us from completing our clinical trials which could prevent us from obtaining regulatory approval or commercializing tipifarnib on a timely or profitable basis, or at all.

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

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.*

The risk of failure for our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive preclinical and clinical testing to demonstrate the safety and efficacy of our product candidates in humans. This testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. For example, the preliminary data we have presented from our positive Phase 2 clinical trial of tipifarnib in HRAS mutant HNSCC, may not predict the results of AIM-HN or any other later-stage clinical trials we may conduct. The primary endpoint of AIM-HN is objective response rate as determined using RECIST 1.1 criteria and as determined by independent radiological review. Independent radiological review refers to a formal process whereby third-party radiologists who are not affiliated with the drug development program are engaged to provide an independent assessment of the primary radiological images. All of our patient responses disclosed to date in our ongoing Phase 2 proof-of-concept clinical trial in HRAS mutant HNSCC have been assessed by the trial investigators. In contrast to independent radiology review, investigator assessed response is performed by investigators or their affiliated radiology colleagues who may be aware of the study treatment, patient history or other information that could impact their choices in applying the rules and conventions of RECIST 1.1. Conversely, independent radiology reviewers have limited access to non-radiographic clinical information or other ancillary information, which could have informed their application of RECIST 1.1 response rules. The published literature demonstrates a consistent decrease in response rate when investigator assessed response rates are verified by independent radiology review. Furthermore, HNSCC lesions are difficult to assess due to the complexity of the anatomic locations. For AIM-HN we will be identifying trial subjects with measurable disease that meets criteria for RECIST 1.1 target lesions by local radiology review. This may further reduce the number of subjects eligible to join AIM-HN within the small pool of HRAS mutant HNSCC patients.

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

We are currently evaluating KO-947 in a Phase 1 clinical trial in patients with non-hematological malignancies. We anticipate initiating a Phase 1 clinical trial to evaluate KO-539 in relapsed or refractory AML in the second half of 2019. Any observed, drug-related side effects could affect the ability of patients to tolerate potentially therapeutically effective doses of the drug, which in turn could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Additionally, if results of our ongoing or planned clinical trials for tipifarnib, KO-947 or KO-539 reveal an unacceptable frequency and severity of serious adverse events or side effects, our trials could be suspended or terminated and the FDA or comparable foreign regulatory agencies could require us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Many compounds developed in the biopharmaceutical industry that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of those compounds. Any of these occurrences may significantly harm our business, financial condition and prospects.

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

Failure by us or our third-party collaborators to successfully develop and commercialize a diagnostic testing platform for use by oncologists could harm our ability to develop and commercialize our product candidates.*

One of the central elements of our business strategy is to screen and identify subsets of patients with molecular or genetic alterations who may derive meaningful clinical benefit from our product candidates. Successful identification of these patient subsets depends on the development of sensitive, accurate and cost-effective molecular and other diagnostic tests and the widespread adoption and use of these tests at clinical sites to screen a sufficient number of patients to identify whether they are appropriate candidates for treatment with one our product candidates.

As we do not have in-house diagnostic testing capabilities, we rely extensively on third-party collaborators for the development and commercialization of these diagnostic tests. Our goal is to provide a sensitive, accurate and cost-effective diagnostic testing solution for oncologists, whereby they can obtain molecular testing data that will help them to identify whether their patients are eligible as candidates for enrollment in our clinical trials. Moreover, we anticipate that, if and when tipifarnib receives marketing approval, a significant percentage of patients will be identified using diagnostic testing platforms such as NGS testing rather than the qPCR-based companion diagnostic assay we and our third-party collaborators are currently developing.

We and our third-party collaborators may encounter difficulties in developing and obtaining approval for these diagnostic tests. We may also experience difficulties in having these diagnostic tests adopted and used at clinical sites, both during the clinical development phase and if and when approved for commercial sale. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a these diagnostic tests or any failure in having a sufficient number of clinical sites adopt and use these diagnostic tests could delay or prevent approval of our product candidates, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.*

As one of the central elements of our business strategy and clinical development approach, we seek to screen and identify subsets of patients with molecular or genetic alterations who may derive meaningful clinical benefit from our product candidates. To achieve this, certain of our programs will require the development and commercialization of a companion diagnostic for marketing approval. We rely on third-party collaborators for development of companion diagnostics for use in clinical trials and, if successful, will rely on third-party collaborators for development of companion diagnostics for commercialization of our product candidates. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. For example, for tipifarnib for the treatment of HRAS mutant HNSCC, we and our third-party collaborators have obtained an investigational device exemption, or IDE, for use of a qPCR-based assay to identify patients with HRAS mutant tumors as the companion diagnostic in AIM-HN in this indication. Patients can also be enrolled based on information on the patients’ tumor HRAS mutation status obtained by the clinical sites from next-generation sequencing, or NGS, panels used by the site or third parties to characterize patients’ tumors. Additionally, we have introduced a minimum tumor HRAS mutant allele frequency as an entry criterion for enrollment in AIM-HN. The results of NGS panels used by our clinical sites may not be accurate or consistent across sites and may not be consistent with results obtained from our companion diagnostic, and our development of tipifarnib or a companion diagnostic may be delayed or complicated as a result.

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

The manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of drug formulation and manufacturing techniques and process controls. Manufacturers of active pharmaceutical ingredient, or APIs, and pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We have developed a modified drug product manufacturing process and a modified tablet formulation of tipifarnib we are using in our AIM-HN clinical trial. Even though our Phase 1 relative bioavailability study indicated pharmacokinetic comparability between the original and the modified tablets, we cannot be certain that in our AIM-HN or other clinical trials we will not observe differences between the tablets which could impact clinical outcomes.

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

We may not be able to benefit from available regulatory exclusivity periods if another company obtains regulatory approval for tipifarnib before we do.*

As the composition of matter patents covering tipifarnib expired in the United States and in countries in Europe in 2016 and we have only a limited number of issued U.S. and foreign patents directed to our potential tipifarnib indications, our commercial strategy for tipifarnib relies on obtaining method of use and method of treatment patents, including those directed to specific indications and biomarkers, other patents related to tipifarnib, method of treatment patents related to farnesyl transferase inhibitors including tipifarnib, and on non-patent regulatory exclusivity. In the United States, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon FDA approval of an NDA for new chemical entity, or NCE, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any abbreviated new drug application, or ANDA, seeking approval of a generic version of that drug or any Section 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that the FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. EB Pharma has licensed rights from Janssen to develop tipifarnib in virology indications. If EB Pharma obtains regulatory approval for tipifarnib in a virology indication before we obtain regulatory approval in one of our oncology or other non-virology indications, the five-year exclusivity period would commence on the date upon which EB Pharma obtains regulatory approval, and as a result, the period of regulatory exclusivity to which we may be entitled may be reduced or eliminated and the commercial prospects for tipifarnib could be harmed as a result.

Additionally, if EB Pharma obtains approval of tipifarnib for a virology indication, EB Pharma may sell tipifarnib at a lower price, which could adversely affect the price at which we could sell tipifarnib for oncology or other non-virology indications.

We may not be able to obtain orphan drug exclusivity for the product candidates for which we seek it, which could limit the potential profitability of such product candidates.*

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. Generally, if a product with an orphan designation subsequently receives the first marketing approval for the indication for which it receives the designation, then the product is entitled to a period of marketing exclusivity that precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication during the exclusivity period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

In July 2019, the FDA granted orphan drug designation to KO-539 for the treatment of AML. If KO-539 receives marketing approval for an indication broader than AML, KO-539 may no longer be eligible for marketing exclusivity. In addition, we intend to pursue an orphan designation for some of our other product candidates, including tipifarnib. However, obtaining an orphan designation can be difficult, and we may not be successful in doing so for our other product candidates. The EMA does not generally recognize for orphan designation, molecular defined subsets of non-orphan disease indications, and as an example, EMA previously rejected orphan designation for a drug product for anaplastic lymphoma kinase, or ALK-positive non-small cell lung cancer, or NSCLC. As such, we do not expect to be able to obtain orphan drug designation in Europe for tipifarnib in the subset of HRAS mutant HNSCC at the current time. Even if we were to obtain orphan exclusivity for a product candidate, such as that received for KO-539, that exclusivity may not effectively protect the product from the competition of different drugs for the same orphan condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same condition if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. The failure to obtain an orphan designation for any product candidates we may develop for the treatment of rare cancers, and/or the inability to maintain that designation for the duration of the applicable exclusivity period, could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

If we obtain an orphan designation and FDA approval of any of our product candidates for an oncology indication, we would be entitled to seven years of marketing exclusivity for that orphan indication. However, if a competitor obtained approval of a generic form of such product candidate for another indication, physicians would not be prevented from prescribing the generic drug for the orphan indication during the period of marketing exclusivity. Such prescribing practices could adversely affect the sales of our product candidates for the orphan indication.

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

•

the federal civil and criminal false claims, including the civil False Claims Act, which can be enforced by private citizens, on behalf of the government, through whistleblower actions, and civil monetary penalties laws which prohibits, among other things, individuals and entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has started soliciting feedback on some of these measures and, at the same, has immediately implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these measures, and other potential proposals may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain intellectual property protection for our product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired.*

We intend to rely upon a combination of regulatory exclusivity periods, patents, trade secret protection, confidentiality agreements, and license agreements to protect the intellectual property related to our current product candidates and development programs. If the breadth or strength of protection provided by any patents, patent applications or future patents we may own, license, or pursue with respect to any of our current or future product candidates or products is threatened, it could threaten our ability to commercialize any of our current or future product candidates or products. Further, if we encounter delays in our development efforts, the period of time during which we could market any of our current or future product candidates or products under any patent protection we obtain would be reduced. Given the amount of time required for the development, testing and regulatory review of new product candidates or products, patents protecting such candidates might expire before or shortly after such product candidates or products are commercialized.

Our patent rights may not protect our patent protected products and product candidates if competitors devise ways of making products that compete with us without legally infringing our patent rights. For example, our patent rights in tipifarnib are limited in ways that affect our ability to exclude third parties from competing against us. In particular, the patent term for the composition of matter patents covering the API of tipifarnib expired in the United States and countries in Europe in 2016. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. In 2017 and 2018, the U.S. Patent and Trademark Office, or U.S. PTO, issued us patents directed to the method of treatment of HRAS mutant HNSCC with tipifarnib and corresponding patents have been issued in a number of foreign jurisdictions. In 2018, the U.S. PTO issued us patents directed to the method of treatment of AITL with tipifarnib and the method of treatment of CXCL12-expressing PTCL or AML with tipifarnib. In July 2019, the U.S. PTO issued us a patent directed to the treatment of HRAS mutant HNSCC with any farnesyl transferase inhibitor. In addition, the European Patent Office granted us a patent directed to the method of treatment of HRAS mutant HNSCC patients with tipifarnib.

Although these patents are currently in force, there is no guarantee that a court would agree that any of the patents are valid or enforceable. Further, if a competitor were to develop tipifarnib for use in an indication other than that claimed by the patents, we would not be able to prevent them from marketing tipifarnib in the United States or other jurisdictions based on our currently issued patents. A limited number of patents directed to the use of tipifarnib in certain patients with HRAS mutant HNSCC have been granted in foreign jurisdictions. We are pursuing additional United States and foreign method of treatment patents for tipifarnib and farnesyl transferase inhibitors, however there is no guarantee that any such patents will be granted. We have issued patents in the United States and Europe covering the composition of matter of KO-947 and certain structurally related compounds, and methods of using the compounds for the treatment of cancers. We also have issued patents in the United States covering the composition of matter of KO-539 and certain structurally related compounds and methods of using the compounds for treating cancers. Although these patents are currently in force, there is no guarantee that a court would agree that any of the patents are valid or enforceable.

We are pursuing additional U.S. and foreign patents for KO-947 and KO-539; however, there is no guarantee that any such patents will be granted. Patent term extension may be available in the United States to account for regulatory delays in obtaining human marketing approval for a product candidate; however, only one patent may be extended per marketed compound. Under our license agreement with Janssen for tipifarnib, we and Janssen agree to cooperate in obtaining available patent term extensions. We and Janssen may not reach agreement and no patent term extension may be obtained. Additionally, the applicable authorities, including the U.S. PTO and the FDA, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to patents, or may grant more limited extensions than requested. If this occurs, our competitors who obtain the requisite regulatory approval can offer products with the same API as tipifarnib so long as the competitors do not infringe any method of use patents that we may hold. Competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

The patent applications of pharmaceutical and biotechnology companies involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our patent position.*

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Certain inventions that are patentable in the United States may not be patentable in other countries and vice versa. Further, our ability to enforce our patent rights in foreign jurisdictions may not be as effective as in the United States. For example, some foreign countries, such as India and China, may not allow or enforce patents for methods of treating the human body. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection, or eliminate our patent protection completely.

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

Risks Related to Employee Matters, Managing Growth and Macroeconomic Conditions

We currently have a limited number of employees, are highly dependent on our Chief Executive Officer and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are a clinical-stage company with a limited operating history, and, as of June 30, 2019, we had only 47 full-time employees and four part-time employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer and Antonio Gualberto, M.D., Ph.D., our Head of Development and Chief Medical Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 until June 30, 2019, were $24.03 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.*

We are required to comply with certain aspects of Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires public companies to, among other things, conduct an annual review and evaluation of their internal controls over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that requires frequent evaluation. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We are an emerging growth company, which will allow us to take advantage of certain reduced disclosure obligations as a public reporting company that may make our common stock less attractive to investors.*

We are an “emerging growth company” under the Jumpstart Our Business Startups Act and a “smaller reporting company” as defined in applicable rules under the Exchange Act. As an emerging growth company and a smaller reporting company, we are eligible to take advantage of certain extended accounting standards and exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for those classifications. For instance, we are exempt from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and financial statements, commonly known as an “auditor discussion and analysis”; we are not required to hold a nonbinding advisory stockholder vote on executive compensation or any golden parachute payments not previously approved by stockholders; we are not required to comply with the requirement of auditor attestation of management’s assessment of internal control over financial reporting, which is required for some other public reporting companies by Section 404 of the Sarbanes-Oxley Act; we are eligible for reduced disclosure obligations regarding executive compensation in our periodic and annual reports; and we are eligible for reduced financial statement disclosure in any registration statements under the Securities Act or reports under the Exchange Act that we may file. For as long as we continue to be an emerging growth company and/or a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications. As a result, our publicly available disclosure may not be as robust or comprehensive as that of other public reporting companies that do not qualify for those classifications.

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

We expect that we will remain an emerging growth company until December 31, 2019. In addition, we will not be a smaller reporting company in fiscal year 2020.

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

If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders or the perception that such sales could occur could cause the market price of our common stock to decline. In March 2019, we entered into the ATM facility under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million. We have not yet sold any shares of our common stock under the ATM facility. In June 2019, we completed a public offering in which we sold an aggregate of 6,785,000 shares of common stock at a price of $17.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $108.1 million.

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of June 30, 2019, we had 961,511 shares of common stock reserved for future issuance under the 2014 Plan and options to purchase up to an aggregate of 4,101,609 shares of common stock outstanding. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2019, an automatic increase pursuant to the 2014 Plan occurred, resulting in 1,525,906 additional shares available for future grant under the 2014 Plan.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of June 30, 2019, we had 211,929 shares of common stock reserved for future issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In November 2018, the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in 2019. In addition, a warrant to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share was outstanding as of June 30, 2019.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, on December 22, 2017, U.S. federal income tax legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”), informally titled the Tax Cuts and Jobs Act, that significantly revised the Internal Revenue Code of 1986, as amended. The Tax Cuts and Jobs Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income, except for certain small businesses, limitation of the deduction for net operating losses generated in taxable years beginning after December 31, 2017 to 80% of current year taxable income, elimination of most carrybacks of net operating losses arising in taxable years ending after December 31, 2017, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings, subject to certain important exceptions, immediate deductions for certain new investments instead of deductions for depreciation expense over time and modifying or repealing many business deductions and credits, including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Cuts and Jobs Act is uncertain, and our business and financial condition could be adversely affected. In addition, it is unknown if and to what extent various states will conform to the Tax Cuts and Jobs Act. The impact of the Tax Cuts and Jobs Act on holders of our common stock is likewise uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to the Tax Cuts and Jobs Act and the potential tax consequences of investing in or holding our common stock.

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

Kura Oncology, Inc.
A Delaware corporation

Date: August 1, 2019	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2019	By:	/s/ Marc Grasso, M.D.
Marc Grasso, M.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial and Accounting Officer)