Form 10-Q
period 2019-09-30
Kura Oncology, Inc.
filed 2019-11-05
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of the close of business on November 1, 2019, the registrant had 45,314,684 shares of Common Stock ($0.0001 par value) outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	September 30, 2019	December 31, 2018 (1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,742	$16,119
Short-term investments	195,384	162,866
Accounts receivable, related party	47	224
Prepaid expenses and other current assets	2,775	1,988
Total current assets	252,948	181,197
Other long-term assets	1,517	1,166
Other long-term assets, related party	137	16
Total assets	$254,602	$182,379

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$12,865	$13,385
Accounts payable and accrued expenses, related party	247	230
Total current liabilities	13,112	13,615
Long-term debt, net	7,500	7,500
Other long-term liabilities	406	279
Total liabilities	21,018	21,394
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 45,297 and 38,148 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	5	4
Additional paid-in capital	428,259	310,849
Accumulated other comprehensive income (loss)	332	(131)
Accumulated deficit	(195,012)	(149,737)
Total stockholders' equity	233,584	160,985
Total liabilities and stockholders' equity	$254,602	$182,379
(1)

The balance sheet data at December 31, 2018 has been derived from audited financial statements at that date. It does not include, however, all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Expenses:
Research and development	$12,407	$11,480	$34,078	$33,846
Research and development, related party	133	181	284	857
General and administrative	5,047	4,251	13,892	11,353
General and administrative, related party	87	70	262	193
Total operating expenses	17,674	15,982	48,516	46,249
Other Income (Expense):
Management fee income, related party	31	180	231	555
Interest income	1,396	1,047	3,448	2,121
Interest expense	(145)	(252)	(438)	(777)
Total other income	1,282	975	3,241	1,899
Net Loss	$(16,392)	$(15,007)	$(45,275)	$(44,350)

Net loss per share, basic and diluted	$(0.36)	$(0.40)	$(1.11)	$(1.30)
Weighted average number of shares used in computing net loss per share, basic and diluted	45,241	37,789	40,805	34,218

Comprehensive Loss:
Net loss	$(16,392)	$(15,007)	$(45,275)	$(44,350)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	171	(30)	463	(74)
Comprehensive Loss	$(16,221)	$(15,037)	$(44,812)	$(44,424)

 See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	38,148	$4	$310,849	$(131)	$(149,737)	$160,985
Issuance of common stock, net of offering costs	6,785	1	108,108	—	—	108,109
Share-based compensation expense	—	—	6,970	—	—	6,970
Issuance of common stock from exercise of options and employee stock purchase plan	364	—	2,332	—	—	2,332
Other comprehensive income	—	—	—	463	—	463
Net loss	—	—	—	—	(45,275)	(45,275)
Balance at September 30, 2019	45,297	$5	$428,259	$332	$(195,012)	$233,584

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2019	45,189	$5	$425,035	$161	$(178,620)	$246,581
Share-based compensation expense	—	—	2,452	—	—	2,452
Issuance of common stock from exercise of options	108	—	772	—	—	772
Other comprehensive income	—	—	—	171	—	171
Net loss	—	—	—	—	(16,392)	(16,392)
Balance at September 30, 2019	45,297	$5	$428,259	$332	$(195,012)	$233,584

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	29,424	$3	$169,201	$(49)	$(89,290)	$79,865
Issuance of common stock, net of offering costs	7,737	1	131,898	—	—	131,899
Share-based compensation expense	—	—	6,938	—	—	6,938
Restricted stock awards vested	790	—	2	—	—	2
Issuance of common stock from exercise of options	63	—	327	—	—	327
Other comprehensive loss	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	(44,350)	(44,350)
Balance at September 30, 2018	38,014	$4	$308,366	$(123)	$(133,640)	$174,607

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2018	33,173	$3	$231,120	$(93)	$(118,633)	$112,397
Issuance of common stock, net of offering costs	4,600	1	74,520	—	—	74,521
Share-based compensation expense	—	—	2,523	—	—	2,523
Restricted stock awards vested	200	—	1	—	—	1
Issuance of common stock from exercise of options	41	—	202	—	—	202
Other comprehensive loss	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(15,007)	(15,007)
Balance at September 30, 2018	38,014	$4	$308,366	$(123)	$(133,640)	$174,607

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Operating Activities
Net loss	$(45,275)	$(44,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	6,970	6,938
Non-cash interest expense	—	167
Depreciation expense	—	10
Amortization of premium and accretion of discount on marketable securities, net	(987)	(1,299)
Changes in operating assets and liabilities:
Accounts receivable, related party	193	(16)
Prepaid expenses and other current assets	(538)	(1,282)
Other long-term assets	(250)	(355)
Other long-term assets, related party	163	—
Accounts payable and accrued expenses	(948)	1,537
Accounts payable and accrued expenses, related party	(282)	38
Other long-term liabilities	127	168
Net cash used in operating activities	(40,827)	(38,444)

Investing Activities
Purchases of marketable securities	(196,824)	(203,461)
Maturities and sales of marketable securities	165,756	119,543
Net cash used in investing activities	(31,068)	(83,918)

Financing Activities
Proceeds from issuance of common stock, net	108,186	132,170
Proceeds from exercise of stock options and purchases under employee stock purchase plan	2,332	327
Repayment of long-term debt	—	(1,000)
Net cash provided by financing activities	110,518	131,497
Net increase in cash and cash equivalents	38,623	9,135
Cash and cash equivalents at beginning of period	16,119	11,433
Cash and cash equivalents at end of period	$54,742	$20,568

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

The following table summarizes the number of potentially dilutive securities that were excluded from our calculation of diluted net loss per share, in thousands:

	Three and Nine Months Ended
	September 30,
	2019	2018
Stock options	4,054	3,302
Warrant	34	34
Employee stock purchase plan rights	11	4
Unvested restricted stock awards	—	3
Total	4,099	3,343

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

The following tables summarize, by major security type, our investments that are measured at fair value on a recurring basis, in thousands:

		As of September 30, 2019
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$43,505	$—	$—	$43,505

Short-term investments:
Corporate debt securities	2 or less	123,909	232	—	124,141
U.S. Treasury securities	2 or less	68,149	100	—	68,249
Commercial paper	1 or less	2,994	—	—	2,994
Total short-term investments		195,052	332	—	195,384
Total		$238,557	$332	$—	$238,889

		As of December 31, 2018
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$8,508	$—	$—	$8,508

Short-term investments:
Corporate debt securities	1 or less	56,779	6	(77)	56,708
U.S. Treasury securities	1 or less	39,780	—	(57)	39,723
Commercial paper	1 or less	66,435	—	—	66,435
Total short-term investments		162,994	6	(134)	162,866
Total		$171,502	$6	$(134)	$171,374

The available-for-sale investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of September 30, 2019, $144.8 million of our short-term investments had maturities less than one year, and $50.6 million had maturities between one to two years. Realized gains and losses were de minimus for the three and nine months ended September 30, 2019. As of September 30, 2019, none of our marketable securities were in gross unrealized loss positions.

At each reporting date, we perform an evaluation of our marketable securities to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include (i) the financial strength of the issuing institution, (ii) the length of time and extent for which fair value has been less than the cost basis and (iii) our intent and ability to hold our investments in unrealized loss positions until their amortized cost basis has been recovered. We did not have unrealized losses at September 30, 2019, and based on our evaluation, determined that our unrealized losses were not other-than-temporary at December 31, 2018.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	As of September 30, 2019
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$43,505	$43,505	$—

Short-term investments:
Corporate debt securities	124,141	—	124,141
U.S. Treasury securities	68,249	68,249	—
Commercial paper	2,994	—	2,994
Total short-term investments	195,384	68,249	127,135
Total	$238,889	$111,754	$127,135

	As of December 31, 2018
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$8,508	$8,508	$—

Short-term investments:
Corporate debt securities	56,708	—	56,708
U.S. Treasury securities	39,723	39,723	—
Commercial paper	66,435	—	66,435
Total short-term investments	162,866	39,723	123,143
Total	$171,374	$48,231	$123,143

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy.

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following, in thousands:

	September 30, 2019	December 31, 2018
Accounts payable	$2,744	$3,890
Accrued research and development expenses	6,364	5,550
Accrued compensation and benefits	2,861	3,437
Other accrued expenses	896	508
Total accounts payable and accrued expenses	$12,865	$13,385

6. Leases

We determine if an arrangement is a lease or contains lease components at inception. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. For operating leases with an initial term greater than 12 months, we recognize operating lease ROU assets and operating lease liabilities based on the present value of lease payments over the lease term at commencement date. Operating lease ROU assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate when we are reasonably certain that the option will be exercised. For our operating leases, we generally cannot determine the interest rate implicit in the lease, in which case we use our incremental borrowing rate as the discount rate for the lease. We estimate our incremental borrowing rate for our operating leases based on what we would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term.

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

We have a sublease with a related party for office space in San Diego, California and a lease for office space in Cambridge, Massachusetts, that existed before January 1, 2019 and were classified as operating leases. In March 2019, the sublease was amended to extend the expiration date from October 31, 2019 to April 30, 2020 with the monthly rent increased from approximately $16,000 to approximately $24,000 per month effective November 1, 2019. See Note 9, Related Party Transactions for further details of the sublease. We determined the sublease amendment did not modify the ROU asset and, therefore, was not a separate contract. Accordingly, we reassessed the lease classification and concluded the operating lease classification remained appropriate. The modified lease terms were included in determining the present value of lease payments for the sublease at the modification date. As such, we recognized an adjustment of approximately $0.1 million as an increase to the sublease liability and ROU asset. We do not have any new operating leases with terms greater than 12 months nor any finance leases as of September 30, 2019.

Operating lease expense was as follows, in thousands:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$68	$203
Operating lease cost, related party	60	172
Total operating lease costs	$128	$375

Supplemental cash flow information related to our operating leases was as follows, in thousands:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$202
Operating cash flows from operating leases, related party	149
Total cash paid for amounts included in the measurement of lease liabilities	$351

ROU assets obtained in exchange for operating lease liabilities	$186
ROU assets obtained in exchange for operating lease liabilities, related party	163
Total ROU assets obtained in exchange for operating lease liabilities	$349

Supplemental balance sheet information related to our operating leases was as follows, in thousands (except lease term and discount rate):

September 30, 2019
Operating lease ROU assets	$220
Operating lease ROU assets, related party	137
Total operating lease ROU assets	$357

Current lease liabilities	$221
Current lease liabilities, related party	160
Total operating lease liabilities	$381

Weighted-average remaining lease term (in years)	0.7
Weighted-average discount rate	6.5%

Maturities of lease liabilities are as follows, in thousands:

Year Ending December 31,
2019 (remaining)	$133
2020	256
Total lease payments	389
Less: imputed interest	(8)
Total operating lease liabilities	$381

7. Stockholders’ Equity

In June 2019, we completed a public offering in which we sold an aggregate of 6,785,000 shares of common stock at a price of $17.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $108.1 million.

8. Share-Based Compensation

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$914	$1,227	$2,595	$4,035
General and administrative	1,538	1,296	4,375	2,903
Total share-based compensation expense	$2,452	$2,523	$6,970	$6,938

As of September 30, 2019, unrecognized compensation costs related to employee stock options was approximately $23.7 million, which is expected to be recognized over a weighted average period of approximately 2.8 years.

9. Related Party Transactions

Our president and chief executive officer is also the sole managing member of Araxes Pharma LLC, or Araxes, and is a significant stockholder of each of us and Araxes. The following is a summary of related party transactions for the three and nine months ended September 30, 2019 and 2018:

•	Facility Sublease

We subleased office space in San Diego, California from Wellspring Biosciences, Inc., or Wellspring, a wholly owned subsidiary of Araxes, and in August 2019, the sublease was assigned from Wellspring to Araxes. The sublease commenced in June 2017 and would have expired on October 31, 2019. In March 2019, the sublease was amended to extend until April 30, 2020, and the monthly rent increased to approximately $24,000 per month effective November 1, 2019, corresponding to the increase in Araxes’ monthly rent, as further discussed in Note 6, Leases. For the three months ended September 30, 2019 and 2018, rent expense, including operating costs, related to our sublease was approximately $0.1 million in both periods. For the nine months ended September 30, 2019 and 2018, rent expense, including operating costs, related to our sublease was approximately $0.3 million and $0.2 million, respectively.

•	Management Fees

We have a management services agreement with Araxes pursuant to which Araxes pays us monthly fees for management services calculated based on costs incurred by us in the provision of services to Araxes, plus a reasonable mark-up. For the three months ended September 30, 2019 and 2018, we recorded approximately $0.1 million and $0.2 million, respectively, and for the nine months ended September 30, 2019 and 2018, we recorded approximately $0.2 million and $0.6 million, respectively, in management fee income. In addition, the agreement allows for Araxes to reimburse us an amount equal to the number of full-time equivalents, or FTE, performing research and development services for Araxes, at an annual FTE rate of approximately $374,000, plus actual expenses as reasonably incurred. The initial term of this agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended September 30, 2019 and 2018, we recorded reimbursements of approximately nil and $0.1 million, respectively, and for the nine months ended September 30, 2019 and 2018, we recorded reimbursements of approximately $0.1 million and $0.2 million, respectively, for research and development services provided to Araxes, which was recorded as a reduction to research and development expenses, related party, on our unaudited condensed statements of operations and comprehensive loss. As of September 30, 2019 and December 31, 2018, approximately $0.1 million and $0.2 million, respectively, related to management fees and reimbursements of research and development services are included in accounts receivable, related party on our unaudited condensed balance sheets.

•	Services Agreement

We have a services agreement with Wellspring pursuant to which we pay Wellspring for research and development services provided to us in an amount equal to the number of FTE’s performing the services, at an annual FTE rate of $400,000, plus actual expenses as reasonably incurred. The initial term of this services agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended September 30, 2019 and 2018, we recognized approximately $0.1 million and $0.2 million, respectively, and for the nine months ended September 30, 2019 and 2018, we recognized $0.1 million and $0.9 million, respectively, from research and development services provided to us under this agreement as research and development expense, related party on our unaudited condensed statements of operations and comprehensive loss. As of September 30, 2019 and December 31, 2018, approximately $0.1 million and $0.2 million, respectively, related to research and development services under this agreement are included in accounts payable and accrued expenses, related party on our unaudited condensed balance sheets.

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

Our most advanced solid tumor indication for tipifarnib is in patients with head and neck squamous cell carcinoma, or HNSCC, that carry mutations in the HRAS gene. In September 2017, we reported that our ongoing proof-of-concept Phase 2 clinical trial of tipifarnib in patients with HRAS mutant relapsed or refractory HNSCC, or RUN-HN, achieved its primary efficacy endpoint prior to the completion of enrollment. In October 2018, we reported updated data from RUN-HN showing a significant association between tumor HRAS mutant allele frequency and clinical benefit from tipifarnib. Based upon these observations, we introduced a minimum HRAS mutant variant allele frequency as an entry criterion in the RUN-HN trial. Following feedback from the U.S. Food and Drug Administration, or the FDA, and other regulatory authorities, we initiated a global, multi-center, open-label, non-comparative registration-directed clinical trial of tipifarnib in HRAS mutant HNSCC in November 2018. The clinical trial has two cohorts: a treatment cohort, which we call AIM-HN, and a non-interventional screening and outcomes cohort, which we call SEQ-HN. AIM-HN is designed to enroll at least 59 evaluable HNSCC patients with high HRAS mutant variant allele frequency who have received prior platinum-based therapy, and the trial is expected to take approximately two years to fully enroll. In October 2019, we reported updated data from the ongoing RUN-HN trial that we believe confirms the association between HRAS mutant variant allele frequency and anti-tumor activity, and we believe further supports the design of our amended AIM-HN registration-directed trial in HRAS mutant HNSCC.

In September 2019, we reported that an investigator-sponsored Phase 2 trial of tipifarnib in patients with relapsed or refractory urothelial carcinomas that carry HRAS mutations met its primary efficacy endpoint prior to completion of enrollment. The trial is being conducted at the Samsung Medical Center in Seoul, South Korea. Further analyses of the trial are ongoing, and data are expected to be presented at a future medical meeting. Another investigator-sponsored clinical trial of tipifarnib is being conducted by Grupo Español de Cáncer de Pulmón, or GECP, a Spanish lung cancer consortium, for the treatment of patients with lung squamous cell carcinomas harboring HRAS mutations.

In addition to our tipifarnib development program in HRAS mutant solid tumors, we are evaluating the potential utility of tipifarnib using CXCL12 pathway biomarkers in a number of hematologic and solid tumor indications. In June 2019, we reported updated interim data from our ongoing Phase 2 clinical trial of tipifarnib in patients with relapsed or refractory peripheral T-cell lymphomas, or PTCL. The data showed a significant association between CXCL12 expression and clinical benefit, as well as clinical proof-of-concept in two pre-specified expansion cohorts: (1) patients with angioimmunoblastic T-cell lymphoma, or AITL, an aggressive form of T-cell lymphoma often characterized by high levels of CXCL12 expression and (2) patients with PTCL who lack a single nucleotide variation in the 3’-untranslated region of the CXCL12 gene. We believe these interim Phase 2 data represent the first prospective validation of CXCL12 pathway biomarkers to enrich for clinical activity of tipifarnib in PTCL. We anticipate these data could support the potential registration of tipifarnib in both the patient populations, and we intend to seek regulatory feedback from the FDA and other foreign regulatory authorities on next steps for the program, including the design of a potential registration-directed Phase 2 clinical trial in patients with AITL.

We are also exploring the utility of CXCL12 pathway biomarkers as a strategy for patient enrichment in patients with relapsed or refractory acute myeloid leukemia, or AML, and chronic myelomonocytic leukemia, or CMML, in an ongoing Phase 2 clinical trial. We anticipate having additional data from the CMML cohort in 2020. In addition, in June 2019, we reported a retrospective analysis of a subset of patients from a previously conducted Phase 2 clinical trial of tipifarnib in patients with relapsed or refractory lymphomas that identified pre-treatment tumor CXCL12 expression as a potential biomarker of clinical benefit in patients with diffuse large B-cell lymphoma, or DLBCL, and mycosis fungoides, the most common form of cutaneous T-cell lymphoma, or CTCL. We believe our findings support additional potential clinical development for tipifarnib in these indications.

Additionally, in January 2019, we reported the identification of a potential association between CXCL12 expression and clinical benefit from tipifarnib in patients with pancreatic cancer. We believe these findings support the potential use of tipifarnib in a broader set of hematologic and solid tumor indications, including pancreatic cancer, in which the CXCL12 pathway plays a role in tumor initiation and progression, and we anticipate initiating a Phase 2 clinical trial in pancreatic cancer in 2020.

Our second product candidate is KO-947, a potent and selective small molecule inhibitor of extracellular signal related kinase, or ERK, which we are advancing as a potential treatment for patients with tumors that have dysregulated activity due to mutations or other mechanisms in the mitogen-activated protein kinase, or MAPK, pathway. Our preclinical data suggest that KO-947 has anti-tumor activity in KRAS- or BRAF-mutant adenocarcinomas as well as certain subsets of squamous cell carcinomas. Our Phase 1 clinical trial of KO-947 in patients with solid tumors is ongoing, and we anticipate completing the dose-escalation portion of the clinical trial by the end of 2019 or early 2020 and initiating one or more tumor-specific extension cohorts in 2020.

Our third product candidate is KO-539, a potent and selective small molecule inhibitor of the menin-mixed lineage leukemia, or menin-MLL, protein-protein interaction. We have generated preclinical data that support the potential anti-tumor activity of KO-539 in genetically defined subsets of acute leukemia, including those with rearrangements or partial tandem duplications in the MLL gene as well as those with oncogenic driver mutations in genes such as NPM1. We received orphan drug designation for KO-539 for the treatment of AML from the FDA in July 2019. We initiated our Phase 1 clinical trial of KO-539 in relapsed or refractory AML in September 2019. We are seeking to achieve a recommended phase 2 dose for KO-539 in 2020.

Recent Developments

On October 29, 2019, we reported updated data from our Phase 2 clinical trial of tipifarnib in HNSCC patients with high HRAS mutant variant allele frequency. The preliminary results showed that 10 of the 18 efficacy-evaluable patients achieved a confirmed partial response, or PR, for an objective response rate of 56%. In addition, eight patients experienced disease stabilization, including two who achieved an unconfirmed PR, one of whom was awaiting a confirmatory response assessment as of the data cutoff date. The median progression-free survival of the 18 evaluable patients treated with tipifarnib was 6.1 months, compared to 2.8 months on their last prior therapy, including 8.3 months among patients who achieved a PR on tipifarnib and 4.5 months for those with stable disease. Patients had a median of two prior lines of therapy (range 0-6), with no responses observed on their last prior therapy.

Liquidity Overview

As of September 30, 2019, we had cash, cash equivalents and short-term investments of $250.1 million. Under the terms of our loan and security agreement, or the SVB Loan Agreement, with Silicon Valley Bank, or the Lender, we may, at our sole discretion, borrow from the Lender up to an additional $12.5 million at any time until May 1, 2020. In March 2019, we entered into an at-the-market issuance sales agreement with SVB Leerink LLC and Stifel, Nicolaus & Company, Incorporated, or ATM facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million. We have not yet sold any shares of our common stock under the ATM facility. To date, we have not generated any revenues from product sales, and we do not have any approved products. Since our inception, we have funded our operations primarily through equity and debt financings. We anticipate that we will require significant additional financing in the future to continue to fund our operations as discussed more fully below under the heading “Liquidity and Capital Resources.”

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, contract services and research supply, equipment and facility costs. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of September 30, 2019, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Results of Operations

The following table sets forth our results of operations for the periods presented, in thousands:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
Research and development expenses	$12,540	$11,661	$879	$34,362	$34,703	$(341)
General and administrative expenses	5,134	4,321	813	14,154	11,546	2,608
Other income, net	1,282	975	307	3,241	1,899	1,342

Comparison of the Three Months Ended September 30, 2019 and 2018

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended
	September 30,
	2019	2018	Change
Tipifarnib-related costs	$7,370	$6,673	$697
KO-947-related costs	656	754	(98)
KO-539-related costs	749	1,306	(557)
Personnel costs and other expenses	2,851	1,701	1,150
Share-based compensation expense	914	1,227	(313)
Total research and development expenses	$12,540	$11,661	$879

The increase in tipifarnib-related research and development expenses for the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to an increase of $0.6 million in costs related to our registration-directed clinical trial. The decrease in KO-539-related research and development expenses was primarily due to the completion of investigational new drug, or IND,-enabling activities in 2018. We initiated the Phase 1 clinical trial for KO-

539 in September 2019. Personnel costs and other expenses include employee salaries and related expenses, facilities expense and overhead expenses. The increase in personnel costs and other expenses was to support our registration-directed clinical trial for tipifarnib and the Phase 1 clinical trial of KO-539. The decrease in share-based compensation expense was mainly due to restricted stock awards that became fully vested in 2018. We expect our research and development expenses to increase in future periods as we continue clinical development activities for tipifarnib, KO-947 and KO-539.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to increases of $0.7 million in personnel costs and $0.2 million in non-cash share-based compensation expense. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Other income, net. The increase in other income, net for the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to an increase of $0.3 million in interest income.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Nine Months Ended
	September 30,
	2019	2018	Change
Tipifarnib-related costs	$19,358	$20,430	$(1,072)
KO-947-related costs	2,499	2,097	402
KO-539-related costs	1,696	3,150	(1,454)
Personnel costs and other expenses	8,214	4,991	3,223
Share-based compensation expense	2,595	4,035	(1,440)
Total research and development expenses	$34,362	$34,703	$(341)

The decrease in tipifarnib-related research and development expenses for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to a decrease of $0.5 million in clinical development costs resulting from a decrease in costs related to our ongoing Phase 2 and other clinical trials offset in part by an increase in costs related to our registration-directed clinical trial, and a decrease of $0.5 million in manufacturing activities. The increase in KO-947 research and development expenses was due to ongoing activities in the dose-escalation portion of the Phase 1 clinical trial. The decrease in KO-539-related research and development expenses was primarily due to the completion of IND-enabling activities in 2018. We initiated the Phase 1 clinical trial for KO-539 in September 2019. The increase in personnel costs and other expenses was to support our registration-directed clinical trial for tipifarnib and the Phase 1 clinical trial of KO-539. The decrease in share-based compensation expense was mainly due to restricted stock awards that became fully vested in 2018.

General and Administrative Expenses. The increase in general and administrative expenses for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to increases of $1.8 million in personnel costs and $1.5 million in non-cash share-based compensation expense, offset by a decrease of $0.9 million in professional services.

Other income, net. The increase in other income, net for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to an increase of $1.3 million in interest income.

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

We have incurred operating losses since inception and negative cash flows from operating activities. As of September 30, 2019, we had an accumulated deficit of $195.0 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of September 30, 2019, we had cash, cash equivalents and short-term investments of $250.1 million. Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second half of 2021. Our future capital requirements will depend on many factors, including:

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

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Nine Months Ended
	September 30,
	2019	2018
Net cash used in operating activities	$(40,827)	$(38,444)
Net cash used in investing activities	(31,068)	(83,918)
Net cash provided by financing activities	110,518	131,497

Operating Activities. The increase of $2.4 million in net cash used in operating activities for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to an increase of $2.8 million in payments of accounts payable and accrued expenses and an increase of $0.9 million in net loss, offset by a decrease of $0.7 million in prepaid expenses and other current assets.

Investing Activities. The decrease of $52.9 million in net cash used in investing activities for the nine months ended September 30, 2019 compared to the same period in 2018 was due to an increase of $46.2 million in maturities and sales of marketable securities and a decrease of $6.7 million in purchases of marketable securities.

Financing Activities. The decrease of $21.0 million in net cash provided by financing activities for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to the $108.2 million of proceeds from the sale of common stock in June 2019 compared to $132.2 million of proceeds from the sale of common stock under the ATM facility in January 2018 and our July 2018 public offering, offset by a $2.0 million increase in proceeds from exercise of stock options and purchases under our employee stock purchase plan.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

Changes in Internal Control over Financial Reporting

 There have been no changes in our internal control over financial reporting that occurred during our most recent quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.*

We are a clinical-stage company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, and undertaking preclinical and clinical studies of tipifarnib, KO-947 and KO-539. We have not yet demonstrated our ability to successfully complete clinical trials or the development of companion diagnostics in support of FDA approval, obtain marketing approvals, manufacture a product at commercial scale, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Medicines, on average, take 10 to 15 years to be developed from the time they are discovered to the time they receive marketing approval. Consequently, any predictions you make about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

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

Risks Related to the Discovery and Development of Our Product Candidates

We are highly dependent on the success of our lead product candidate, tipifarnib, which is still in clinical development, and we cannot give any assurance that tipifarnib or any other product candidates will receive regulatory approval, which is necessary before they can be commercialized.*

Our future success is highly dependent on our ability to obtain regulatory approval for, and then successfully commercialize, our lead product candidate, tipifarnib. Our other product candidates are in earlier stages of development. Our business depends entirely on the successful development and commercialization of our product candidates. We have not completed the development of any product candidates; we currently generate no revenues from sales of any product, and we have not demonstrated that we can successfully develop a marketable product.

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

In order to execute on our strategy of advancing the clinical development of tipifarnib, we have designed our clinical trials of tipifarnib, and expect to design future clinical trials of tipifarnib and our other product candidates, to include patients who harbor a particular attribute such as a particular genetic alteration, tumor histology or expression level that we believe contribute to or are associated with particular cancer subsets. Our goal in doing this is to enroll patients who have the highest probability of responding to our product candidate and in our proof of concept Phase 2 clinical trials, to show early and statistically significant evidence of clinical efficacy. Potential molecular biomarkers we have identified in retrospective analyses of data from clinical trials of tipifarnib in certain cancer indications may not be prospectively validated as biomarkers of tipifarnib activity in our ongoing Phase 2 clinical trials or future clinical trials we may conduct in these indications. If we are unable to identify molecular or genetic alterations, or biomarkers, that are predictive of response to our product candidates, or we are unable to include patients who harbor the applicable genetic alterations or expression levels in our clinical trials, or if our product candidates fail to work as we expect, our ability to assess the therapeutic effect, seek participation in FDA expedited review and approval programs, including Breakthrough Therapy, Fast Track Designation, Priority Review and Accelerated Approval, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised, resulting in longer development times, larger clinical trials and a reduced likelihood of obtaining regulatory approval.

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

Results from clinical trials conducted at a single clinical site or a small number of clinical sites, may not be predictive of results from additional clinical sites or from subsequent clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, the FDA previously issued a non-approval letter to Janssen Pharmaceutica NV, or Janssen, for tipifarnib as a treatment for elderly, untreated AML in June 2005. It is impossible to predict with certainty if or when any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

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

Preclinical and clinical testing of tipifarnib that has been conducted to date may not have been performed in compliance with applicable regulatory standards, which could lead to increased costs or material delays for their further development.*

We licensed the rights to develop our lead product candidate, tipifarnib, from Janssen in December 2014, and the development of tipifarnib prior to our license was conducted wholly by Janssen or any third parties with which it had contracted. As a result, we were not involved with nor did we have any control over any of those development activities. Because we had no input on Janssen’s development activities relating to tipifarnib, we may discover that certain elements of the clinical development or manufacturing activities that Janssen performed were not performed in compliance with applicable regulatory standards or have otherwise been deficient, particularly relative to current requirements as development of tipifarnib began in the 1990s. Any such deficiency in the prior development of tipifarnib may adversely affect our ability to obtain regulatory approval for tipifarnib.

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

We are currently evaluating KO-947 in a Phase 1 clinical trial in patients with non-hematological malignancies and are conducting a Phase 1 clinical trial to evaluate KO-539 in relapsed or refractory AML. Any observed, drug-related side effects could affect the ability of patients to tolerate potentially therapeutically effective doses of the drug, which in turn could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Additionally, if results of our ongoing or planned clinical trials for tipifarnib, KO-947 or KO-539 reveal an unacceptable frequency and severity of serious adverse events or side effects, our trials could be suspended or terminated and the FDA or comparable foreign regulatory agencies could require us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Many compounds developed in the biopharmaceutical industry that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of those compounds. Any of these occurrences may significantly harm our business, financial condition and prospects.

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

Risks Related to Our Dependence on Third Parties

We rely on third-party contractors and organizations to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such clinical trials.*

We rely, and expect to continue to rely, on third-party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to support our preclinical development activities and conduct our clinical trials, including our registration-directed clinical trial of tipifarnib in HRAS mutant HNSCC, our other ongoing Phase 2 clinical trials of tipifarnib, our Phase 1 clinical trials of KO-947 and KO-539 and any other subsequent clinical trials of tipifarnib and our other product candidates. These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we are required to enter into alternative arrangements, our product development activities could be delayed.

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

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, and/or drug pricing. Some state and local laws also require the registration of pharmaceutical sales representatives.

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

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposals for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and is implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.

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

Our patent rights may not protect our patent protected products and product candidates if competitors devise ways of making products that compete with us without legally infringing our patent rights. For example, our patent rights in tipifarnib are limited in ways that affect our ability to exclude third parties from competing against us. In particular, the patent term for the composition of matter patents covering the API of tipifarnib expired in the United States and countries in Europe in 2016. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. In 2017 and 2018, the U.S. Patent and Trademark Office, or U.S. PTO, issued us patents directed to the method of treatment of HRAS mutant HNSCC with tipifarnib and corresponding patents have been issued in a number of foreign jurisdictions. In July 2019, the U.S. PTO issued us a patent directed to the treatment of HRAS mutant HNSCC with any farnesyl transferase inhibitor. In addition, in July 2019, the European Patent Office granted us a patent directed to the method of treatment of HRAS mutant HNSCC patients with tipifarnib. In 2018, the U.S. PTO issued us patents directed to the method of treatment of AITL with tipifarnib and the method of treatment of CXCL12-expressing PTCL or AML with tipifarnib. In October 2019, the U.S. PTO issued us a patent directed to the method of treatment of CXCL12-expressing PTCL or AML with any farnesyl transferase inhibitor.

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

Risks Related to Employee Matters, Managing Growth and Macroeconomic Conditions

We currently have a limited number of employees, are highly dependent on our Chief Executive Officer and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are a clinical-stage company with a limited operating history, and, as of September 30, 2019, we had only 51 full-time employees and four part-time employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer and Antonio Gualberto, M.D., Ph.D., our Head of Development and Chief Medical Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 until September 30, 2019, were $24.03 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of September 30, 2019, we had 900,943 shares of common stock reserved for future issuance under the 2014 Plan and options to purchase up to an aggregate of 4,054,301 shares of common stock outstanding. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2019, an automatic increase pursuant to the 2014 Plan occurred, resulting in 1,525,906 additional shares available for future grant under the 2014 Plan.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of September 30, 2019, we had 211,929 shares of common stock reserved for future issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In November 2018, the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in 2019. In addition, a warrant to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share was outstanding as of September 30, 2019.

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

•

the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock; and

•

provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (these choice of forum provisions do not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction).

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

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Agreement and Plan of Merger, dated March 6, 2015, by and among the Registrant, Kura Operations, Inc. and Kura Oncology, Inc.		8-K (Exhibit 2.1)	3/12/2015	000-53058

2.2	Agreement and Plan of Merger, dated March 6, 2015, by and between the Registrant and Kura Oncology, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	3/12/2015	000-53058

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Warrant to Purchase Stock by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

10.1	Assignment and Assumption of Sublease, dated August 2, 2019, by and among the Registrant, Wellspring Biosciences, Inc. and Araxes Pharma LLC.	X

10.2+	First Amendment to Executive Employment Agreement, effective as of August 21, 2018, by and between the Registrant and Marc Grasso, M.D.	X

10.3+	Executive Employment Agreement, effective as of August 9, 2019, by and between the Registrant and Kathleen Ford.	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kura Oncology, Inc.
A Delaware corporation

Date: November 5, 2019	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2019	By:	/s/ Marc Grasso, M.D.
Marc Grasso, M.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial and Accounting Officer)