Form 10-K
period 2019-12-31
Kura Oncology, Inc.
filed 2020-02-25
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☒	Smaller reporting company	☐

Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting of common equity held by non-affiliates of the registrant was approximately $822.0 million as of June 28, 2019 (the last trading day of the registrant’s most recently completed second quarter) based on the closing price of $19.69 as reported on the Nasdaq Global Select Market on such date. Shares of the registrant’s common stock held by executive officers, directors, and their affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of February 20, 2020 was 45,428,045 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant's 2020 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2019.

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
•

the timing of and our ability to obtain and maintain regulatory approval of our existing product candidates, any product candidates that we may develop, any clinical holds established by any relevant regulatory bodies and any related restrictions, limitations, and/or warnings in the label of any approved product candidates;

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

Overview

We are a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates that target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes, and we intend to pair them with molecular or cellular diagnostics to identify those patients most likely to respond to treatment. We plan to advance our product candidates through a combination of internal development and strategic partnerships while maintaining significant development and commercial rights.

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

Our most advanced solid tumor indication for tipifarnib is in patients with head and neck squamous cell carcinoma, or HNSCC, that carry mutations in the HRAS gene. In September 2017, we reported that our ongoing proof-of-concept Phase 2 clinical trial of tipifarnib in patients with HRAS mutant relapsed or refractory HNSCC, or RUN-HN, achieved its primary efficacy endpoint. In October 2018, we reported updated data from RUN-HN showing a significant association between tumor HRAS mutant allele frequency and clinical benefit from tipifarnib. Based upon these observations, we introduced a minimum HRAS mutant variant allele frequency as an entry criterion in the RUN-HN trial. Following feedback from the U.S. Food and Drug Administration, or the FDA, and other regulatory authorities, we initiated a global, multi-center, open-label, non-comparative registration-directed clinical trial of tipifarnib in HRAS mutant HNSCC in November 2018. The clinical trial has two cohorts: a treatment cohort, which we call AIM-HN, and a non-interventional screening and outcomes cohort, which we call SEQ-HN. AIM-HN is designed to enroll at least 59 evaluable HNSCC patients with high HRAS mutant variant allele frequency who have received prior platinum-based therapy. We project AIM-HN to be fully enrolled in the first quarter of 2021. In October 2019, we reported updated data from the ongoing RUN-HN trial that we believe confirms the association between HRAS mutant variant allele frequency and anti-tumor activity, and we believe further supports the design of our amended AIM-HN registration-directed trial in HRAS mutant HNSCC. On December 16, 2019, we reported that the FDA granted Fast Track Designation to tipifarnib for the treatment of patients with HRAS mutant HNSCC after progression on platinum therapy.

In September 2019, we reported that an investigator-sponsored Phase 2 clinical trial of tipifarnib in patients with relapsed or refractory urothelial carcinomas that carry HRAS mutations met its primary efficacy endpoint. The trial is being conducted at the Samsung Medical Center in Seoul, South Korea. Further analyses of the trial are ongoing, and data are expected to be presented at a future medical meeting. Another investigator-sponsored clinical trial of tipifarnib is being conducted by Grupo Español de Cáncer de Pulmón, or GECP, a Spanish lung cancer consortium, for the treatment of patients with lung squamous cell carcinomas harboring HRAS mutations.

In addition to its activity against HRAS mutant solid tumors, we have data that supports that tipifarnib inhibits the production of CXCL12, a chemokine that binds to the receptors CXCR4 and CXCR7 and regulates a number of key cellular processes associated with cancer including proliferation, survival, migration, invasion, and metastasis. Targeting the CXCR4–CXCL12 axis has the potential of affecting CXCR4-expressing primary tumor cells, modulating the immune response, or synergizing with other anticancer therapies. As an example of using tipifarnib to affect CXCR4-expressing primary tumor cells, we have been evaluating the potential utility of tipifarnib in various lymphomas and leukemias.

CXCL12 has been reported to promote the progression of lymphomas and leukemias carrying the CXCR4 receptor. We had previously identified an association between CXCL12 expression levels and clinical benefit in patients with relapsed or refractory peripheral T-cell lymphomas, or PTCL, treated with tipifarnib. Accordingly, we designed a Phase 2 clinical trial to test the hypothesis prospectively that treatment with tipifarnib would decrease levels of CXCL12 and drive clinical benefit in patients with relapsed or refractory PTCL.

In June 2019, we reported updated interim data from this trial. These data showed a significant association between CXCL12 expression and clinical benefit, as well as clinical proof-of-concept in two pre-specified expansion cohorts: (1) patients with angioimmunoblastic T-cell lymphoma, or AITL, an aggressive form of T-cell lymphoma often characterized by high levels of CXCL12 expression and (2) patients with PTCL who lack a single nucleotide variation in the 3’-untranslated region of the CXCL12 gene. In addition, we have shown in ancillary studies that an elevated level of CXCL12 expression is a negative prognostic factor for standard-of-care PTCL therapy. Taken together, we believe these data represent the first prospective clinical validation of using tipifarnib to affect CXCR4-expressing primary tumor T-cells and enrich for clinical activity of tipifarnib in PTCL.

Given the high level of clinical activity observed among AITL patients, we continued to enroll patients to acquire more experience regarding safety and tolerability in this population. At the American Society of Hematology, or ASH, Annual meeting in Orlando, Florida on December 8, 2019, we presented further interim results from this ongoing trial of tipifarnib showing robust and durable activity as a monotherapy in advanced AITL, including enhanced activity in AITL patients that carry variants in the killer-cell immunoglobin-like receptor, or KIR, 3DL2 gene.

Based on these results and FDA feedback from an end-of-Phase 2 meeting, we plan to initiate a registration-directed trial of tipifarnib in relapsed or refractory advanced T-cell lymphomas with a follicular helper T-cell phenotype, including AITL. This single-arm trial will target enrollment of 128 patients who are relapsed or refractory to at least one prior systemic cytotoxic therapy. The trial has two independent primary objectives – objective response rate, or ORR, in all patients enrolled and ORR in patients who carry KIR mutations. KIR mutational status will be determined retrospectively. Each of the two primary objectives has a null hypothesis of 9%, and each can be met independently. We expect to commence this trial in the second half of 2020.

The CXCL12-CXCR4 axis is also believed to be a key mediator of the interaction between cancerous myeloid cells and the bone marrow microenvironment, and these interactions are postulated to be important for resistance to chemotherapy and disease relapse in myeloid neoplasias. Given the potential for tipifarnib to modulate CXCR4-expressing primary tumor cells, we are also conducting an ongoing Phase 2 clinical trial to evaluate the potential for tipifarnib to drive clinical benefit in patients with relapsed or refractory acute myeloid leukemia, or AML, and chronic myelomonocytic leukemia, or CMML. We anticipate having additional data from the CMML cohort in 2020.

In addition, in June 2019, we reported a retrospective analysis of a subset of patients from a previously conducted Phase 2 clinical trial of tipifarnib in patients with relapsed or refractory lymphomas that identified pre-treatment tumor CXCL12 expression as a potential biomarker of clinical benefit in patients with diffuse large B-cell lymphoma, or DLBCL, and mycosis fungoides, the most common form of cutaneous T-cell lymphoma, or CTCL. The chemokine receptor CXCR4 and its ligand CXCL12 are believed to be implicated in the retention of B-cell precursors and B-cell homing to lymph nodes, and therefore may play an important role in B-cell development. In addition, elevated expression of CXCR4-CXCL12 axis has been reported to be associated with the pathogenesis of mycosis fungoides. Given the importance of the CXCL12-CXCR4 pathway in a number of hematologic malignancies as well as our clinical data and our retrospective analysis of prior clinical studies conducted with tipifarnib, we believe our findings support additional potential clinical development for tipifarnib in these indications.

We believe tipifarnib has the potential to synergize with other anticancer therapies through its modulation of the CXC12-CXCR4 pathway. In January 2019, we reported the identification of a potential association between CXCL12 expression and clinical benefit from tipifarnib in patients with pancreatic cancer. We continue to do additional preclinical work to validate tipifarnib in a CXCL12-high subpopulation of pancreatic cancer patients. For example, we have generated preclinical data showing that tipifarnib can block the production of CXCL12 produced by activated pancreatic stellate cells. In addition, we have observed the potential for synergy between tipifarnib and chemotherapy in preclinical models of pancreatic cancer. We believe these preclinical data as well as our retrospective analysis of the prior clinical studies support the potential use of tipifarnib in a broader set of hematologic and solid tumor indications, including pancreatic cancer, in which the CXCL12 pathway plays a role in tumor initiation and progression, and we anticipate initiating a Phase 2 proof-of-concept clinical trial in pancreatic cancer in the second half of 2020.

Our second product candidate is KO-947, a potent and selective small molecule inhibitor of extracellular signal related kinase, or ERK, which we are advancing as a potential treatment for patients with tumors that have dysregulated activity due to mutations or other mechanisms in the mitogen-activated protein kinase, or MAPK, pathway. Our preclinical data suggest that KO-947 has anti-tumor activity in KRAS- or BRAF-mutant adenocarcinomas as well as certain subsets of squamous cell carcinomas. We have been evaluating KO-947 in a Phase 1 dose-escalation trial and believe we have reached a recommended Phase 2 dose of KO-947 as a monotherapy. We intend to initiate an evaluation cohort to evaluate the safety, pharmacokinetics, pharmacodynamics and clinical activity of KO-947 in patients with HNSCC and esophageal squamous cell carcinomas, or ESCC, bearing chromosome 11q13 amplifications. Our goal is to generate sufficient clinical data to allow us to make a decision on potential paths forward for KO-947.

Our third product candidate is KO-539, a potent and selective small molecule inhibitor of the menin-mixed lineage leukemia, or menin-MLL, protein-protein interaction. We have generated preclinical data that support the potential anti-tumor activity of KO-539 in genetically defined subsets of acute leukemia, including those with rearrangements or partial tandem duplications in the MLL gene as well as those with oncogenic driver mutations in genes such as NPM1. We received orphan drug designation for KO-539 for the treatment of AML from the FDA in July 2019. We initiated our Phase 1/2 clinical trial of KO-539 in relapsed or refractory AML in September 2019. We are seeking to achieve a recommended Phase 2 dose for KO-539 with the potential to enrich in NPM1-mutant AML and MLL-rearranged genetically defined subgroups by the end of 2020.

Unless the context requires otherwise, references in this Annual Report to “we,” “us” and “our” refer to Kura Oncology, Inc.

Our Strategy

Our strategy is to discover, acquire, develop and commercialize innovative anti-cancer agents in oncology indications with significant unmet medical need and attractive commercial potential. The key components of our strategy include the following:

•	Focus on developing novel, small molecule product candidates for the treatment of cancer;
•	Identify molecular, genetic or other tumor-related characteristics to identify patients more likely to benefit from our product candidates;
•	Leverage clinical and pathology trends towards comprehensive tumor profiling and the use of companion diagnostics;
•	Prioritize development of tipifarnib in clinical indications of high unmet need where improved outcomes are associated with specific biomarkers;
•	Advance our programs through a combination of internal development and strategic partnerships;
•	Maintain significant development and commercial rights to our product candidates; and
•	Build a sustainable product pipeline.

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

Precision medicine has several advantages over traditional drug development. We believe evidence-based selection of patients who are more likely to respond to a targeted therapy based on tumor biology provides the potential for: higher translatability from preclinical to clinical studies; increased overall response rates, requiring fewer enrolled patients for clinical development; and expedited clinical development in areas of high unmet need. We believe the precision medicine approach has the potential for more efficient drug development with reduced risks, costs and timelines. However, achieving success through a precision medicine approach is predicated on a thorough understanding of tumor biology and the mechanism of action of the product candidate. To develop this understanding, we have conducted extensive translational research on each of our programs.

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

HNSCC is a disease of high unmet need. Response rates for the three approved second-line agents, cetuximab (Erbitux®), nivolumab (Opdivo®) and pembrolizumab (Keytruda®) are in the range of 13-16% in unselected populations, with a median progression-free survival, or PFS, of approximately two months and a median overall survival of fewer than eight months. Data in the literature along with our own clinical data suggest response rates in patients with HRAS mutations may be even lower.

Other types of cancer that can result from squamous cells include vulvar, penile, cutaneous and lung squamous cell carcinoma. Our preclinical and clinical data suggest that, among solid tumors with HRAS mutations, squamous cell tumors are sensitive tumors to treatment with tipifarnib, and treatment with tipifarnib can, in some patients, produce durable responses.

Clinical Development of Tipifarnib in HRAS Mutant Solid Tumors

Proof-of-Concept Trial in HNSCC and other SCCs. We initiated a proof-of-concept Phase 2 clinical trial in May 2015 to test the hypothesis whether tipifarnib could be used as a treatment for advanced tumors with HRAS mutations. The initiation of this clinical trial was based on our preclinical data, which demonstrated that tipifarnib inhibits HRAS mutant cell proliferation and HRAS tumor growth in mouse models. The clinical trial was originally designed to enroll two cohorts of 18 patients each, with a primary endpoint of ORR and tumor response assessments conducted according to Response Evaluation Criteria in Solid Tumors version 1.1, or RECIST 1.1, criteria with confirmation of response required.

Cohort 1 enrolled patients with malignant thyroid tumors with HRAS mutations, independently of thyroid histology. Ten evaluable patients were enrolled in Stage 1 of Cohort 1. Although evidence of prolonged disease stabilization was observed in several patients, we saw no objective responses within the first stage of the thyroid cohort and the cohort was closed to further enrollment. Cohort 2 was initially designed to enroll any patient with a non-hematological HRAS mutant tumor other than thyroid cancer who met the eligibility criteria. In March 2017, we presented preliminary data from this trial at the 15th International Congress on Targeted Anticancer Therapies, including data from a cohort of three patients with HRAS mutant HNSCC treated with tipifarnib, two of whom achieved confirmed partial responses, or PRs. Based upon these data, we amended the clinical trial protocol to focus enrollment in Cohort 2 entirely on patients with HRAS mutant HNSCC. In addition, a number of patients with HRAS mutant salivary gland cancer were treated with tipifarnib during the conduct of our Phase 2 clinical trial, several of whom experienced tumor shrinkage and prolonged disease stabilization.

In September 2017, we reported that our proof-of-concept clinical trial of tipifarnib in patients with HRAS mutant HNSCC achieved its primary efficacy endpoint with four confirmed, partial responses among the first six evaluable HNSCC patients enrolled in the trial. Following achievement of the primary efficacy endpoint in patients with HRAS mutant HNSCC, we further amended the clinical trial protocol to add a third cohort with patients having HRAS mutant SCCs other than HNSCC.

In October 2018, we reported updated data from our proof-of-concept clinical trial of tipifarnib in patients with HRAS mutant HNSCC and preliminary data in our cohort of other HRAS mutant SCCs at the European Society for Medical Oncology Congress. An analysis of available tumor biopsy samples showed a significant association between tumor HRAS mutant allele frequency, or the measurement of mutated HRAS encoding DNA in a patient’s tumor compared to wild type HRAS DNA, and clinical benefit in patients treated with tipifarnib. Of the 14 HNSCC or other SCC patients with a tumor HRAS mutant allele frequency greater than 20%, seven achieved PRs, one achieved an unconfirmed PR and two experienced disease stabilization greater than six months. No meaningful clinical benefit was observed in the seven patients with an allele frequency less than 20%. Data from The Cancer Genome Atlas indicate that approximately 5% of HNSCC patients have an HRAS mutant allele frequency greater than 20%.

Following the data update in October 2018, we modified our ongoing Phase 2 proof-of-concept clinical trial of tipifarnib in patients with HRAS mutant SCCs to introduce a minimum tumor HRAS mutant allele frequency as an entry criterion and use 600 mg orally twice daily as the starting dose. At the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in Boston, Massachusetts on October 29, 2019, we presented updated data on this trial which showed that 10 of the 18 efficacy-evaluable patients achieved a confirmed PR for an ORR of 56%. In addition, eight patients experienced disease stabilization, including two who achieved an unconfirmed PR. The median PFS of the 18 evaluable patients treated with tipifarnib was 6.1 months, compared to 2.8 months on their last prior therapy, including 8.3 months among patients who achieved a PR on tipifarnib and 4.5 months for those with stable disease. Patients had a median of two prior lines of therapy (range 0-6), with no responses observed on their last prior therapy. Treatment-emergent adverse events in the trial were consistent with the known safety profile of tipifarnib. The most frequently observed adverse events were hematological-related and were managed with best supportive care and/or dose interruption. Notably, a total of five evaluable HNSCC patients started at the 600 mg dose in the trial, all of whom achieved an objective clinical response.

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

SEQ-HN is designed as a case-control trial to determine the treatment outcomes of patients with recurrent or metastatic HNSCC with HRAS mutations. The primary objective of SEQ-HN is to determine the ORR of first-line therapy in patients with HNSCC that carry HRAS mutations compared to those without a known HRAS mutation. In addition, this screening and outcomes cohort is expected to enable the identification of patients with HRAS mutations for potential enrollment into AIM-HN.

AIM-HN is designed to enroll at least 59 patients with HRAS mutant HNSCC who have received prior platinum-based therapy. Based on observations from our proof-of-concept clinical trial, patients in AIM-HN must have a tumor HRAS mutant allele frequency greater than or equal to 35%, or greater than or equal to 20% if the patient’s serum albumin level is greater than or equal to 3.5 g/dL. Patients enrolled in the trial will receive a starting dose of 600 mg of oral tipifarnib, twice daily, on days 1-7 and 15-21 of 28-day treatment cycles. The trial’s primary endpoint is ORR, as determined using RECIST 1.1 criteria and confirmed by independent radiological review. AIM-HN has approximately 80% power to detect a difference between a null hypothesis of 15%, which is the point estimate of the ORR of second-line therapy for recurrent and metastatic disease, and 30%, an ORR considered of interest. Based on feedback from the FDA, we believe that AIM-HN, if positive, may be adequate to support a new drug application, or NDA, seeking accelerated approval. We project this clinical trial to be fully enrolled in the first quarter of 2021.

Investigator-Sponsored Trials in HRAS Mutant Solid Tumors. In addition to our company-sponsored clinical trials in HRAS mutant solid tumors, an investigator-sponsored clinical trial of tipifarnib for the treatment HRAS mutant lung squamous cell carcinoma is ongoing. This proof-of-concept clinical trial is being conducted by GECP and is designed to enroll at least 18 patients. The primary endpoint of this clinical trial is ORR, and secondary endpoints include PFS, duration of response and safety.

An investigator-sponsored clinical trial of tipifarnib is also being conducted for the treatment of advanced, previously treated urothelial carcinomas that carry HRAS mutations. This proof-of-concept clinical trial is sponsored by the Samsung Medical Center in Seoul, South Korea and is designed to enroll at least 18 patients. The primary endpoint of this clinical trial is PFS at six months, and secondary endpoints include ORR, duration of response and safety. In September 2019, we reported that this trial met its primary efficacy endpoint. We anticipate that data will be presented at an upcoming medical meeting.

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

Registration Strategy for Tipifarnib in HRAS Mutant Solid Tumors. Our immediate strategy for tipifarnib in HRAS mutant solid tumors is to generate a data package to support an application for marketing approval in HRAS mutant HNSCC. We will also seek to broaden tipifarnib’s potential use in other HRAS mutant solid tumors, including HRAS mutant SCCs other than HNSCC, as we believe this may represent a near-term opportunity to expand the use of tipifarnib into a broader set of HRAS mutant cancers. Longer term, our development strategy for tipifarnib is to advance toward earlier lines of therapy and, ultimately, to treat patients with HRAS mutant SCCs in the continuum of systemic treatment settings. We believe that it will be necessary to evaluate tipifarnib in combination with other agents, including chemotherapy, immune therapies and targeted therapies, to advance to earlier lines of therapy, and we continue to investigate various combinations in preclinical models of disease.

Clinical Development of Tipifarnib as a CXCL12-CXCR4 Pathway Inhibitor

Over the past several years, we have discovered that tipifarnib inhibits the production of CXCL12, a chemokine that is believed to play a central role in human cancer. Chemokines are a family of small peptides that function as chemoattractants. They mediate cellular functions including activation, survival, growth, differentiation, and trafficking and exert their action by binding to surface receptors on the target cells. CXCL12 is a chemokine expressed on multiple cell types, including endothelial and stromal cells, in different organs. Its receptor, CXCR4, has been documented to be expressed on most hematopoietic cell types, including T-cells, B-cells and all other cell types. Additionally, the expression of CXCR4 has been found on multiple solid tumors as well as hematological malignancies. Evidence suggests that the CXCL12-CXCR4 pathway plays a role in cancer cell homing and metastasis, and thus represents a potential target for cancer therapy. CXCL12 binds the CXCR4 and CXCR7 receptors, activating divergent signals on multiple pathways. The CXCR4–CXCL12 axis regulates the hematopoietic stem cell niche. In addition, recent evidence demonstrates that inhibiting CXCR4 signaling restores sensitivity to CTLA-4 and PD-1 checkpoint inhibitors. Targeting the CXCR4–CXCL12 axis offers the possibility of affecting CXCR4-expressing primary tumor cells, modulating the immune response, or synergizing with other targeted anticancer therapies.

In June 2017, we reported identification of the CXCL12-CXCR4 pathway as a potential therapeutic target of tipifarnib through a retrospective analysis of our Phase 2 proof-of-concept trial in PTCL patients. Among its multiple functions, CXCL12 has been shown to be essential for homing of myeloid cells to the bone marrow and lymphoid cells to lymph nodes and other organs. Based on our initial observations of the role of CXCL12 as a potential biomarker of clinical activity in PTCL, we began to investigate the role of the CXCL12 pathway in other indications.

Peripheral T-Cell Lymphoma/Angioimmunoblastic T-Cell Lymphoma

Lymphoma is the most common blood cancer. T-cell lymphomas compromise up to 20% of all aggressive Non-Hodgkin’s lymphoma, or NHL, and consist of many different subtypes of fast-growing lymphomas. Outcomes for these patients are poor with 5-year survival of approximately 30%. Despite several approvals over the past decade, the treatment of relapsed and/or refractory PTCL remains a significant unmet medical need. Three of the more recent launches, pralatrexate (Folotyn®), romidepsin (Istodax®) and belinostat (Beleodaq®), were approved based on single-arm clinical trials of fewer than 130 patients, each with response rates in the range of 25-27% and only two to three months of median PFS in unselected populations. In addition, none of the approved agents has demonstrated a survival benefit. The National Comprehensive Cancer Network guidelines currently recommend clinical trials for relapsed and/or refractory patients.

In December 2018, we reported preliminary data at ASH from the two expansion cohorts in our Phase 2 clinical trial of tipifarnib in patients with relapsed or refractory PTCL. The data showed a significant association between CXCL12 expression and clinical benefit, as well as achievement of clinical proof-of-concept in the AITL expansion cohort. According to the trial protocol, an expansion cohort is considered positive when four or more responses are observed. The trial also identified what is believed to be a particularly responsive subset within AITL and non-AITL patients. Specifically, patients with a high ratio of expression of CXCL12 to its receptor CXCR4 experienced an ORR of 50% (five of 10) and a clinical benefit rate of 90% (nine of 10 with either complete response, partial response or stable disease) with tipifarnib. Patients in this Phase 2 clinical trial had a median of three prior lines of therapy (range 1-7). High expression of CXCL12 was observed in approximately 40% of the PTCL patients. The high CXCL12/CXCR4 expression ratio had 90% sensitivity and 93% specificity to identify PTCL patients likely to benefit from tipifarnib.

In addition to the Phase 2 clinical data, the results from two ancillary, non-clinical studies were also reported at ASH. In the first, the expression of CXCL12 and CXCR4 was investigated using tumor bank samples of PTCL patients treated with standard-of-care agents. Worse prognosis was observed in PTCL patients with high CXCL12/CXCR4 expression ratio, suggesting that CXCL12 is a negative prognostic factor for standard PTCL therapy. In the second trial, the effect of the incubation of stroma cells with tipifarnib on CXCL12 secretion was investigated in a mouse model of bone marrow culture. Tipifarnib reduced secretion of the CXCL12 chemokine from the stromal cells, providing a potential mechanism of action for the observed clinical activity.

In June 2019, at the European Hematology Association Annual Congress in Amsterdam, we reported that the primary efficacy endpoint was achieved in each of the expansion cohorts in the Phase 2 clinical trial of tipifarnib in patients with relapsed or refractory PTCL. In addition, NGS of 16 AITL patients revealed a high rate of mutation/variation (50%) of the killer cell immunoglobulin-like receptors, including KIR3DL2. Four of the eight patients with KIR3DL2 mutations achieved a complete response, or CR, two achieved a PR and two achieved stable disease. Furthermore, high KIR3DL2 mutant variant allele frequency KIR3DL2 was predictive of CR to tipifarnib in AITL. Tumors with KIR3DL2 mutations expressed low levels of CXCL5 and its receptor CXCR1 and CXCR2, a potential mechanism of resistance to tipifarnib.

On December 8, 2019, at the ASH Annual meeting in Orlando, Florida, we presented an update on patients with AITL from our ongoing Phase 2 clinical trial of tipifarnib in patients with relapsed or refractory PTCL. As of the November 11, 2019 data cutoff date, a total of 26 patients with relapsed or refractory AITL were enrolled in all stages of the trial. Among the 20 patients evaluable for efficacy, five achieved a CR and five achieved a PR, for an ORR of 50% on an evaluable basis and 38% on an intent-to-treat basis. In addition, three patients experienced disease stabilization. Patients had a median of three prior regimens (range 1-7). NGS of 19 available patient biopsies showed that 10 (53%) carried KIR3DL2 variants, of whom four achieved a CR and three achieved a PR, for a CR rate of 40% and an ORR of 70%. This compares to a CR rate of 11% and an ORR of 22% among the nine AITL patients with KIR3DL2 wild type.

Tipifarnib was generally well-tolerated in this Phase 2 clinical trial, with adverse events consistent with its known safety profile. The most frequently observed treatment-related adverse events (grade ≥ 3) were hematology-related, including thrombocytopenia, neutropenia, leukopenia, anemia, febrile neutropenia and lymphopenia. Based on these results and FDA feedback from an end-of-Phase 2 meeting, we plan to initiate a multi-center, single-arm registration-directed clinical trial of 128 patients with advanced T-cell lymphomas with a follicular helper T-cell phenotype, including AITL, who are relapsed or refractory to at least one prior systemic cytotoxic therapy. The trial has two independent primary objectives – ORR in all patients enrolled and ORR in patients who carry KIR mutations. KIR mutational status is to be determined retrospectively. Each of the two primary objectives has a null hypothesis of 9%, and each can be met independently. We expect to commence this trial in the second half of 2020.

Other Hematologic Malignancies

The CXCL12-CXCR4 axis is a key mediator of the interaction between cancerous myeloid cells and the bone marrow microenvironment, and these interactions are postulated to be important for resistance to chemotherapy and disease relapse in myeloid neoplasias. Given the potential for tipifarnib to modulate CXCR4-expressing primary tumor cells, we believe tipifarnib may have potential to provide clinical benefit to patients with myeloid diseases such as AML and CMML as well as other lymphomas such as B-cell lymphomas, such as DLBCL, and T-cell lymphomas beyond advanced T-cell lymphomas with a follicular helper T-cell phenotype, such as PTCL, CTCL and mycosis fungoides.

We are currently evaluating tipifarnib in an ongoing Phase 2 clinical trial in CMML. CMML is a disorder of bone marrow stem cells in which an increase in white blood cells, or monocytosis, is a defining feature. The clinical presentation of CMML varies from predominantly myelodysplastic, an ineffective production of blood cells, to predominantly myeloproliferative, an overproduction of blood cells.

In December 2017, we reported preliminary results from our Phase 2 clinical trial of tipifarnib in CMML at ASH. The primary objective of the trial was achieved with three objective responses in nine evaluable patients with KRAS or NRAS wild-type CMML, for an overall response rate of 33%. Although the signal observed in RAS wild-type patients is encouraging, our discovery of potential CXCL12 pathway biomarkers has shifted our focus in CMML to the evaluation of other potential biomarkers of activity for tipifarnib in CMML, including activation of the CXCL12 pathway.

Our analyses of data from our ongoing clinical trial in CMML, as well as data from prior clinical trials sponsored by Janssen and others in AML and MDS, identified activation of the CXCL12 pathway, as measured by the ratio of CXCR4/CXCR2 gene expression and bone marrow homing of myeloid cells, as a potential biomarker of tipifarnib activity in patients with AML in addition to CMML. As such, we amended our Phase 2 clinical trial in patients with CMML to include prospectively cohorts of relapsed and/or refractory MDS/myeloproliferative neoplasia, or MPN, including CMML and AML patients with elevated levels of CXCL12 pathway biomarkers. Our initial focus in this trial is on the CMML cohort, and we anticipate data from the CMML cohort will be presented in 2020.

CXCL12 is produced by the bone marrow microenvironment, binds and activates its cognate receptor CXCR4 on leukemic cells, facilitates leukemia cell trafficking and homing in the bone marrow microenvironment, and keeps leukemic cells in close contact with the stromal cells and extracellular matrix that constitutively generate growth-promoting and anti-apoptotic signals. A high level of CXCR4 expression on AML blasts is known to be associated with poor prognosis. Recent preclinical and clinical studies have revealed the safety and potential clinical utility of targeting the CXCL12-CXCR4 axis in AML with different classes of drugs, including small molecules, peptides, and monoclonal antibodies. Consistent with the hypothesis that tipifarnib is modulating the CXCL12-CXCR4 pathway, our analysis of gene expression from bone marrow samples in 27 previously untreated poor-risk and elderly AML patients who were treated with tipifarnib in a prior Cancer Therapy Evaluation Program, or CTEP 20, Phase 2 clinical trial indicated a potential association between high CXCL12 expression and clinical activity in these patients.

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

Solid Tumors

Elevated CXCL12 expression is known to be a poor prognosis factor in patients with certain solid tumors, including pancreatic, lung and esophageal-gastric cancers. In the specific context of pancreatic cancer, we believe tipifarnib has the potential to synergize with other anticancer therapies through its modulation of the CXC12-CXCR4 pathway. We continue to do additional preclinical work to validate tipifarnib in a CXCL12-high subpopulation of pancreatic cancer patients. For example, we have generated preclinical data showing that tipifarnib can block the production of CXCL12 produced by activated pancreatic stellate cells. In addition, we have observed the potential for synergy between tipifarnib and chemotherapy in preclinical models of pancreatic cancer.

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

The currently reported five-year survival rate for pancreatic cancer is approximately 10%, and there is an urgent need to identify new molecular mechanisms to drive anti-tumor activity and improve survival. We believe our preclinical data as well as our retrospective analysis of the INT-11 Phase 3 study support the potential for clinical benefit of tipifarnib in pancreatic cancer, in which the CXCL12 pathway plays a role in tumor initiation and progression.

Analyzing data from The Cancer Genome Atlas, or TCGA, we also found an association between high CXCL12 expression and pancreatic tumors with low KRAS mutant allele frequency (≤ 5%, representing approximately 30% of pancreatic cancer patients). This observation may lead to the use of KRAS mutant allele frequency as a tool which may help identify patients with tumors overexpressing CXCL12 and more likely to respond to tipifarnib therapy. We believe these findings support the development of tipifarnib in pancreatic cancer and we anticipate initiating a Phase 2 proof-of-concept clinical trial in the second half of 2020.

Registration Strategy for Tipifarnib Using CXCL12 Biomarkers. The objective of our Phase 2 clinical trials of tipifarnib in CXCL12-driven indications was to confirm the clinical activity of tipifarnib, validate biomarker hypotheses and optimize dose and schedule for each disease to inform whether to proceed to registration-enabling studies. For each disease indication, we evaluated a number of criteria in determining whether to advance tipifarnib. These criteria included: biomarker validation, evidence of durable, clinical benefit, potential for rapid clinical development, potential to move into earlier lines of therapy, the potential for patent and regulatory exclusivity and the commercial potential. Based on the results of our Phase 2 clinical trial of tipifarnib in relapsed or refractory AITL and the high unmet need for these patients, we are now preparing to initiate a registration-directed trial of tipifarnib in relapsed or refractory T-cell lymphomas with a follicular helper T-cell phenotype, including AITL. We believe the feedback from our end-of-Phase 2 meeting with the FDA indicates that the trial, as designed, could support an NDA seeking accelerated approval for tipifarnib this indication.

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

KO-947 has been evaluated in a panel of more than 200 different PDX models comprising 20 different clinical indications, utilizing intermittent dosing, to identify and prioritize potential lead clinical indications. Preclinical data presented at the American Association for Cancer Research Annual Meeting, or AACR, in April 2017 showed that KO-947 demonstrated robust and durable activity, including tumor regressions, in lung, colorectal and pancreatic tumors harboring KRAS and BRAF mutations and in HNSCC and ESCC lacking mutations in the MAPK pathway. In each of these subsets of tumors characterized by mutation or dysregulation of the MAPK pathway, KO-947 demonstrated response rates of greater than 50%. Through our preclinical studies, we have identified potential development opportunities including KRAS and BRAF mutant cancers and squamous cell carcinomas. In addition, we have identified potential biomarkers to enable patient selection strategies for clinical development.

In April 2018, we presented preclinical data at AACR, including the identification of 11q13 amplification as a potential biomarker of activity for KO-947 in squamous cell carcinomas. Amplification of chromosomal region 11q13 is a common genetic alteration in squamous cell carcinomas, comprising approximately 20% of HNSCC and approximately 50% of ESCC.

We have been evaluating KO-947 in a Phase 1 dose-escalation trial. Recently, we observed a dose limiting serious adverse event in a patient enrolled in the trial and we voluntarily paused enrollment of new patients while we assessed the safety and potential clinical activity of KO-947.  We also met with the FDA to discuss the safety observation and the FDA placed the KO-947 Phase 1 clinical trial on partial clinical hold.

We believe we have identified a recommended Phase 2 dose with additional safety monitoring of KO-947 as a monotherapy and we are working to lift the partial clinical hold and initiate an expansion cohort to evaluate the safety, pharmacokinetics, pharmacodynamics and clinical activity of KO-947 in patients with HNSCC and ESCC bearing chromosome 11q13 amplifications. Our goal is to generate sufficient clinical data to make a data-driven decision on potential paths forward for KO-947.

KO-539 – A Selective Inhibitor of the Menin-MLL Interaction

We are developing an orally bioavailable small molecule inhibitor of the menin-MLL interaction for the treatment of genetically defined subsets of acute leukemias, including AML and acute lymphoblastic leukemia, or ALL. The menin-MLL program was licensed from the Regents of The University of Michigan, or the University of Michigan.

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

In September 2019, we initiated a Phase 1/2 clinical trial of KO-539 in patients with relapsed or refractory AML to investigate the safety and tolerability of KO-539 in humans, determine a recommended Phase 2 dose, characterize pharmacokinetics of KO-539 and assess any early evidence of antitumor activity. We anticipate reaching a recommended Phase 2 dose with the potential to enrich in NPM1-mutant AML and MLL-rearranged genetically defined subgroups in 2020.

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

Under the terms of the license agreement, in January 2015 we issued a convertible promissory note in the principal amount of $1.0 million to Johnson & Johnson Innovation—JJDC, Inc., which automatically converted into shares of common stock in our March 2015 private placement. When and if commercial sales of tipifarnib begin, we are obligated to pay Janssen tiered royalties of low teens percentages of our net sales, depending on the amount of our net sales, with standard provisions for royalty offsets in the event of generic competition or compulsory licenses, on a product-by-product and country-by-country basis until the later of the expiration of the last to expire valid claim of the licensed patents covering the licensed product in the field in such country, the expiration of any regulatory exclusivity with respect to such product in such country, and ten years from our first commercial sale. We are also required to make regulatory milestone payments to Janssen of up to $25.0 million in the aggregate, if specified regulatory approvals are achieved for the first indication and additional payments for each subsequent indication if specified regulatory approvals are achieved. In addition, we are required to make sales milestone payments of up to $50.0 million in the aggregate if specified sales thresholds are surpassed. If we grant sublicenses under the license from Janssen, we are required to pay to Janssen a percentage of any upfront, lump-sum or milestone payments received from our sublicensee, subject to certain exclusions for regulatory milestone payments due under the license agreement.

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

Araxes Pharma LLC

In December 2014, we entered into an asset purchase agreement with Araxes, which was amended and restated in February 2015, under which we purchased all of Araxes’ patent rights in its ERK inhibitor program, including KO-947 and additional backup compounds, and related intellectual property. When and if commercial sales of a product candidate covered by the purchased patent rights begin, we are obligated to pay Araxes tiered royalties of low single digit percentages of our net sales, depending on the amount of our net sales with standard provisions for royalty offsets. We are also required to make development and regulatory milestone payments to Araxes of up to $9.7 million in the aggregate, of which $0.3 million has already been paid, if specified development events and regulatory approvals are achieved. Under the terms of the asset purchase agreement, in December 2014 we issued a convertible promissory note in the principal amount of $0.5 million to Araxes, which automatically converted into shares of common stock in our March 2015 private placement.

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

Menin-MLL Inhibitor Competition

Although there are currently no approved drugs targeting the menin-MLL interaction, we are aware of other companies engaged in discovery, preclinical or clinical development of menin-MLL inhibitors including Syndax. Although there are no targeted therapies approved specifically for the treatment of MLL-r leukemias, there are several products in clinical development, including Epizyme’s EPZ-5676 and Novartis’s midostaurin. In addition, Pfizer’s palbociclib (IBRANCE®) is also in development and has received accelerated approval in combination with letrozole for the treatment of certain genetically identified postmenopausal women.

Commercialization

We have not yet established a sales, marketing or product distribution infrastructure because our lead candidates are still in clinical development. We anticipate that we will aim to retain commercial rights in North America for any of our product candidates for which we may in the future receive marketing approvals. We may also seek to retain commercial rights in Europe for any of our product candidates for which we may in the future receive marketing approvals. We currently anticipate that, if and when appropriate, we will seek to access the North American or European oncology markets through a focused, specialized, internal sales force.

Subject to receiving marketing approvals, we expect to commence commercialization activities by building a focused internal commercial team (marketing, analytics, market access and sales) in North America to sell our products. We may also build a focused commercial team in Europe to sell our products. Outside of regions where we maintain commercial rights, we may enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval in foreign jurisdictions.

We also aim to build a commercial team to create and implement strategies for any products that we may in the future bring to market. We anticipate that our goals for any such commercial teams include developing initiatives with respect to market development or commercialization for any approved products.

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

For all our product candidates, we aim to identify and qualify manufacturers to provide the active pharmaceutical ingredient, or API, and drug product services prior to submission of an NDA, to the FDA.

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

We currently, and expect that we will continue to, file or license patent applications directed to our key product candidates in an effort to establish intellectual property positions regarding composition-of-matter of these product candidates, as well as biomarkers that may be useful in selecting the right patient population for use of any of our product candidates, formulations, processes and methods of using these product candidates in the treatment of various cancers. We own or in-license a patent portfolio including issued U.S. patents and their respective counterparts in a number of foreign jurisdictions, pending U.S. patent applications, pending applications under the Patent Cooperation Treaty and corresponding pending patent applications in a number of foreign jurisdictions. We have exclusively licensed from Janssen a portfolio of approximately 20 patent families. The in-licensed Janssen composition-of-matter and method-of-use patents expired in the United States and Europe in 2016. The U.S. Patent and Trademark Office, or U.S. PTO, issued us several patents directed to the method of treatment of HRAS mutant HNSCC with tipifarnib and corresponding patents have been issued in a number of foreign jurisdictions. In July and November 2019, the U.S. PTO issued us patents directed to the treatment of HRAS mutant HNSCC with any farnesyl transferase inhibitor. In addition, in July 2019 and January 2020, the European Patent Office, or EPO, granted us patents directed to the method of treatment of HRAS mutant HNSCC patients with tipifarnib. The U.S. PTO also issued us patents directed to the method of treatment of AITL with tipifarnib and the method of treatment of CXCL12-expressing PTCL or AML with tipifarnib. In October 2019, the U.S. PTO issued us a patent directed to the method of treatment of CXCL12-expressing PTCL or AML with any farnesyl transferase inhibitor. We are pursuing additional U.S. and foreign method of treatment patents using farnesyl transferase inhibitors, particularly using tipifarnib. We have also exclusively licensed from Memorial Sloan Kettering Cancer Center a patent family pertaining to a method of use of tipifarnib. In addition, the U.S. PTO and a number of foreign jurisdictions, including the EPO, have issued us patents covering the composition of matter of KO-947 and certain structurally related compounds, and methods of using the compounds for the treatment of cancers, and we are pursuing additional U.S. and foreign patents for KO-947. We have exclusively licensed from the University of Michigan or co-own multiple families of patent applications pertaining to our menin-MLL program. The U.S. PTO has issued the University of Michigan and us patents covering the composition of matter of KO-539 and certain structurally related compounds, and methods of using the compounds for the treatment of cancers, and we are pursuing additional U.S. and foreign patents for KO-539. We currently, and expect that we will continue to, file for patents in the United States with counterparts in major market countries in Europe and other key markets in the rest of the world.

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

If the NDA holder for the reference drug and/or patent owners assert a patent challenge directed to one of the Orange Book listed patents within 45 days of the receipt of the paragraph IV certification notice, the FDA is prohibited from approving the ANDA until the earlier of 30 months from the receipt of the paragraph IV certification, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the applicant. The ANDA or Section 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the reference drug has expired as described in further detail below.

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

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension. The allowable patent term extension is calculated as half of the drug’s testing phase—the time between investigational new drug, or IND, application and NDA submission—plus all of the review phase—the time between NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term, including the extension may not exceed 14 years from the date of NDA approval.

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

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

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

All clinical studies of investigational devices must be conducted in compliance with the FDA’s requirements. If an investigational device could pose a significant risk to patients pursuant to FDA regulations, the FDA must approve an IDE application prior to initiation of investigational use. IVD trials usually do not require an IDE, as the FDA does not judge them to be a significant risk because the results do not affect the patients in the trial. However, for a clinical trial where the IVD result directs the therapeutic care of patients with cancer, we believe that the FDA may consider the investigation to present significant risk and require an IDE application.

An IDE application must be supported by appropriate data, such as laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The FDA typically grants IDE approval for a specified number of patients. A non-significant risk device does not require FDA approval of an IDE. Both significant risk and non-significant risk investigational devices require approval from IRBs at the trial centers where the device will be used.

During the clinical trial, the sponsor must comply with the FDA’s IDE requirements for investigator selection, clinical trial monitoring, reporting and record keeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and trial protocol, control the disposition of investigational devices and comply with all reporting and record keeping requirements. Prior to granting PMA approval, the FDA typically inspects the records relating to the conduct of the trial and the clinical data supporting the PMA application for compliance with applicable requirements.

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

Additional Healthcare Regulations and Environmental Matters

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals. It also requires certain manufacturers and group purchasing organizations to report annually ownership and investment interests held by physicians and their immediate family members.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including potentially significant administrative, criminal and civil penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private "qui tam" actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations

In addition to regulatory schemes that apply, or may in the future apply, to our business, we are or may become subject to various environmental, health and safety laws and regulations governing, among other things, laboratory procedures and any use and disposal by us of hazardous or potentially hazardous substances used in connection with our research and development activities. We do not presently expect such environmental, health and safety laws or regulations to materially impact our present or planned future activities.

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

Health Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a specific focus of these efforts and has been significantly affected by major legislative initiatives. By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. There remain judicial and Congressional challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will stay in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

Recently there has been heightened governmental scrutiny over the manner by which manufacturers set prices for their marketed products. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

Employees

As of December 31, 2019, we had 60 total employees, of which 57 are full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

•	our and our collaborators’ ability to develop and validate companion diagnostics for our product candidates;
•	our ability to obtain, as well as the timeliness of obtaining, additional funding to develop our product candidates;
•	the results of clinical trials or marketing applications for product candidates that may compete with our product candidates;
•	competition from existing products or new products that may receive marketing approval;
•	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;
•	any delays in regulatory review and approval of our product candidates;
•	our ability to identify and develop additional product candidates;
•	the ability of patients or healthcare providers to obtain sufficient coverage and adequate reimbursement for our products;
•	our ability, and the ability of third parties such as contract research organizations, or CROs, to adhere to clinical trial and other regulatory requirements;
•	the ability of third-party manufacturers to manufacture our product candidates and key ingredients needed to conduct clinical trials and, if approved, successfully commercialize our products;
•	the costs to us, and our ability as well as the ability of any third-party collaborators, to obtain, maintain and protect our intellectual property rights;
•	costs related to and outcomes of any future intellectual property litigation;
•	our ability to adequately support future growth;
•	our ability to attract and retain key personnel to manage our business effectively;
•	changes in governmental regulations, healthcare policy, pricing and reimbursement systems and our ability to set and maintain prices in the United States and other territories; and
•	our ability to build our finance infrastructure and, to the extent required, improve our accounting systems and controls.

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

We are a clinical-stage company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical, clinical and regulatory development of our product candidates and conducting pre-commercial and diagnostic related activities for tipifarnib. We have not yet demonstrated our ability to successfully complete clinical trials or the development of companion diagnostics in support of FDA approval, obtain marketing approvals, manufacture a product at commercial scale, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Medicines, on average, take 10 to 15 years to be developed from the time they are discovered to the time they receive marketing approval. Consequently, any predictions you make about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We may in the future need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We will need to obtain substantial additional capital in connection with our continuing operations. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish certain rights to our technologies or product candidates.

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

In March 2019, we entered into an at-the-market issuance sales agreement with SVB Leerink LLC and Stifel, Nicolaus & Company, Incorporated, or 2019 ATM facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million. We have not yet sold any shares of our common stock under the 2019 ATM facility.

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

Risks Related to the Discovery and Development of Our Product Candidates

We are highly dependent on the success of our lead product candidate, tipifarnib, which is still in clinical development, and we cannot give any assurance that tipifarnib or any other product candidates will receive regulatory approval, which is necessary before they can be commercialized.

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

We initiated our first registration-directed clinical trial in patients with relapsed or refractory HRAS mutant HNSCC in November 2018. There is no guarantee that this trial will be completed on time or at all. Prior to receiving approval to commercialize tipifarnib or future product candidates, if any, in the United States or internationally, we must demonstrate to the satisfaction of the FDA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways, and the favorable results from previous trials of a product candidate may not be replicated in subsequent clinical trials. Even if we believe the preclinical or clinical data are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. We maintain frequent, ongoing dialogue with the FDA and other regulatory bodies regarding our clinical trial design, including the patient selection criteria, dosing plan and statistical analysis plan. There is a risk that the FDA or other regulatory agencies could at any time raise objections to the design or conduct of our clinical trials. Any such objections could delay the initiation or completion of our registration-directed clinical trial. Although we believe from our discussions with the FDA and the minutes from our end-of-Phase 2 meeting with the FDA, that if AIM-HN is positive, there is the potential for accelerated approval of tipifarnib for the treatment of patients with relapsed or refractory HNSCC who harbor the HRAS mutation, the FDA has substantial discretion in the approval process and may not grant approval based on data from AIM-HN and RUN-HN. Even if the trial results are positive, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do. There is also no guarantee that data from SEQ-HN will support any potential marketing application for tipifarnib in HRAS mutant HNSCC. If the results of the trial are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant additional resources to conduct additional trials in support of potential approval of tipifarnib.

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

In order to execute on our strategy of advancing the clinical development of tipifarnib, we have designed our clinical trials of tipifarnib, and expect to design future clinical trials of tipifarnib and our other product candidates, to include patients who harbor a particular attribute such as a particular genetic alteration, tumor histology or expression level that we believe contribute to or are associated with particular cancer subsets. Our goal in doing this is to enroll patients who have the highest probability of responding to our product candidate and in our proof-of-concept Phase 2 clinical trials, to show early and statistically significant evidence of clinical efficacy. Potential molecular biomarkers we have identified in retrospective analyses of data from clinical trials of tipifarnib in certain cancer indications may not be prospectively validated as biomarkers of tipifarnib activity in our ongoing Phase 2 clinical trials or future clinical trials we may conduct in these indications. If we are unable to identify molecular or genetic alterations, or biomarkers, that are predictive of response to our product candidates, or we are unable to include patients who harbor the applicable genetic alterations or expression levels in our clinical trials, or if our product candidates fail to work as we expect, our ability to assess the therapeutic effect, seek participation in FDA expedited review and approval programs, including Breakthrough Therapy, Fast Track Designation, Priority Review and Accelerated Approval, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised, resulting in longer development times, larger clinical trials and a reduced likelihood of obtaining regulatory approval.

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

In addition to the potentially small populations for our clinical trials of tipifarnib, the eligibility criteria of our clinical trials will further limit the pool of available trial participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a trial. Additionally, the process of finding and diagnosing patients may prove costly. For example, many physicians who treat HNSCC patients do not routinely screen their patients for genetic mutations, such as oncogenic mutations present in the HRAS gene. To seek to address these limitations, we have contracted with third-party laboratories to facilitate the genetic screening of patients for our clinical sites. However, there is no guarantee that these efforts will be effective.

We also may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidate under trial including the number and frequency of trial required procedures and tests, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. For example, with the approvals of immune therapy agents nivolumab and pembrolizumab, many HNSCC patients are now being treated with one of these agents after failure of first-line treatments such as chemotherapy and/or cetuximab. If patients, or the physicians treating them, are unwilling or unable to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed.

Additionally, in estimating the frequency of biomarkers, such as the frequency of HRAS mutations in patients with HNSCC, we rely on data published in the scientific literature as well as our experience and that of our collaborators. Initial studies on the frequency of HRAS mutation in HNSCC were conducted in a mostly HPV negative population that does not reflect the increase in HPV-related HNSCC in the United States. The technologies used to identify mutations in published datasets may be different from the technologies we are using currently, which may make it more difficult to compare results across clinical trials. Moreover, sample quality in academic studies of molecular biomarkers may not reflect standard clinical practice that is focused on pathological diagnosis. We are using a minimum tumor HRAS mutant allele frequency of 20% in our AIM-HN clinical trial. Data from TCGA, HNSCC, provisional, indicate that patients with an HRAS mutant allele frequency greater than 20% represent approximately 5% of the overall HNSCC population. If the incidence of tumor HRAS mutant allele frequency equal to or greater than the clinical cutoff as detected in our AIM-HN clinical trial is significantly different from either the TCGA database or our Phase 2 clinical trial experience, we may be required to screen more HNSCC patients to identify those patients with HRAS mutations who may be candidates for our clinical trial. Even if patients carrying HRAS mutations are identified, interest to participate in clinical trials may be low and potential trial subjects may be located at too great a distance to participate at our clinical trial sites. Any delay or failure by us or third-party collaborators to screen patients or identify patients with HRAS mutations for enrollment in our AIM-HN clinical trial and other ongoing trials could delay or prevent us from completing our clinical trials which could prevent us from obtaining regulatory approval or commercializing tipifarnib on a timely or profitable basis, or at all.

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

The risk of failure for our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive preclinical and clinical testing to demonstrate the safety and efficacy of our product candidates in humans. This testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. For example, the preliminary data we have presented from our positive Phase 2 clinical trial of tipifarnib in HRAS mutant HNSCC, may not predict the results of AIM-HN or any other later-stage clinical trials we may conduct. The primary endpoint of AIM-HN is ORR as determined using RECIST 1.1 criteria and as determined by independent radiological review. Independent radiological review refers to a formal process whereby third-party radiologists who are not affiliated with the drug development program are engaged to provide an independent assessment of the primary radiological images. All of our patient responses disclosed to date in our ongoing Phase 2 proof-of-concept clinical trial in HRAS mutant HNSCC have been assessed by the trial investigators. In contrast to independent radiology review, investigator assessed response is performed by investigators or their affiliated radiology colleagues who may be aware of the trial treatment, patient history or other information that could impact their choices in applying the rules and conventions of RECIST 1.1. Conversely, independent radiology reviewers have limited access to non-radiographic clinical information or other ancillary information, which could have informed their application of RECIST 1.1 response rules. The published literature demonstrates a consistent decrease in response rate when investigator assessed response rates are verified by independent radiology review. Furthermore, HNSCC lesions are difficult to assess due to the complexity of the anatomic locations. For AIM-HN we will be identifying trial subjects with measurable disease that meets criteria for RECIST 1.1 target lesions by local radiology review. This may further reduce the number of subjects eligible to join AIM-HN within the small pool of HRAS mutant HNSCC patients.

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

We may experience delays in our clinical trials and we do not know whether ongoing or planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. If the FDA or comparable foreign regulatory authorities, or IRBs have comments on our study plans for our clinical trials of tipifarnib or any of our other product candidates, that we are required to address, such studies may be delayed, or may not start at all. Clinical trials may be delayed, suspended or prematurely terminated at any time by us or by the FDA or other similar regulatory agency if it is determined at any time that patients may be or are being exposed to unacceptable health risks, including risk of death, or if compounds are not manufactured in compliance with cGMP regulations or with acceptable quality. We recently received a partial clinical hold from the FDA on our KO-947 Phase 1 clinical trial and there can be no assurance that the FDA will remove the hold or that the FDA or other similar regulatory agency will not put any of our other product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

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

We are currently evaluating KO-947 in a Phase 1 clinical trial in patients with non-hematological malignancies and are conducting a Phase 1/2 clinical trial to evaluate KO-539 in relapsed or refractory AML. Any observed, drug-related side effects could affect the ability of patients to tolerate potentially therapeutically effective doses of the drug, which in turn could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Additionally, if results of our ongoing or planned clinical trials for tipifarnib, KO-947 or KO-539 reveal an unacceptable frequency and severity of serious adverse events or side effects, our trials could be suspended or terminated and the FDA or comparable foreign regulatory agencies could require us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Many compounds developed in the biopharmaceutical industry that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of those compounds. Any of these occurrences may significantly harm our business, financial condition and prospects.

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

Failure by us or our third-party collaborators to successfully develop and commercialize a diagnostic testing platform for use by oncologists could harm our ability to develop and commercialize our product candidates.

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

If the results of our other Phase 2 clinical trials of tipifarnib or other clinical trials are positive and we validate our biomarker hypotheses in those clinical trials, we plan to partner development and validation of companion diagnostic tests to aid in the selection of patients in any subsequent clinical trials we decide to pursue for those product candidates and to prepare and submit an application for IDE for use of the companion diagnostic in the clinical trials, when necessary. Any delay or failure by us or our third-party collaborators to develop or obtain IDE approval for use of companion diagnostics in our clinical trials could delay or prevent us from commencing or completing our clinical trials. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. To date, the FDA has required a PMA application of most companion diagnostics for cancer therapies. The FDA has informed us that an approved companion diagnostic is required in order to obtain marketing approval of tipifarnib in HRAS mutant HNSCC. We and our third-party collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our product candidates. The approval of a companion diagnostic as part of the product label will limit the use of the product candidate to only those patients who express the specific genetic alteration it was developed to detect. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

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

We rely, and expect to continue to rely, on third-party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to support our preclinical development activities and conduct our clinical trials, including our registration-directed clinical trial of tipifarnib in HRAS mutant HNSCC, our other ongoing Phase 2 clinical trials of tipifarnib, our Phase 1 clinical trial of KO-947 and Phase 1/2 clinical trial of KO-539 and any other subsequent clinical trials of tipifarnib and our other product candidates. These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we are required to enter into alternative arrangements, our product development activities could be delayed.

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

Our reliance on these third parties to conduct our clinical trials reduces our control over these activities but does not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial. Moreover, the FDA and other regulatory authorities require us to comply with GCP guidelines for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

In July 2019, the FDA granted orphan drug designation to KO-539 for the treatment of AML. If KO-539 receives marketing approval for an indication broader than AML, KO-539 may no longer be eligible for marketing exclusivity. In addition, we intend to pursue an orphan designation for some of our other product candidates, including tipifarnib. However, obtaining an orphan designation can be difficult, and we may not be successful in doing so for our other product candidates. The EMA does not generally recognize for orphan designation, molecular defined subsets of non-orphan disease indications, and as an example, EMA previously rejected orphan designation for a drug product for anaplastic lymphoma kinase, or ALK-positive NSCLC. As such, we do not expect to be able to obtain orphan drug designation in Europe for tipifarnib in the subset of HRAS mutant HNSCC at the current time. Even if we were to obtain orphan exclusivity for a product candidate, such as that received for KO-539, that exclusivity may not effectively protect the product from the competition of different drugs for the same orphan condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same condition if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. The failure to obtain an orphan designation for any product candidates we may develop for the treatment of rare cancers, and/or the inability to maintain that designation for the duration of the applicable exclusivity period, could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

A Fast Track Designation by the FDA, such as granted to tipifarnib for the treatment of patients with HRAS mutant HNSCC after progression on platinum therapy, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply to the FDA for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, and even if we believe a specific product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. We have been granted Fast Track Designation by the FDA for our tipifarnib product candidate for the treatment of patients with HRAS mutant HNSCC after progression on platinum therapy, but this is no assurance we will receive this designation for any future product candidates.

Further, even though we have received this designation for tipifarnib, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs that have received Fast Track Designation have failed to obtain drug approval.

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

•	HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

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

•

the federal Physician Payments Sunshine Act which requires applicable manufacturers of certain drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS information related to payments and other transfers of value to physicians, as defined by such law, and teaching hospitals, as well as certain manufacturers and group purchasing organizations to report annually ownership and investment interests held by physicians or their immediate family;

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion from government funded healthcare programs, such as Medicare and Medicaid, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

There remain judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Certain changes to the ACA, such as the removal of the ACA’s individual health insurance mandate by federal tax legislation, a delay in the implementation of certain ACA-mandated fees, and other changes to the ACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” were recently enacted or implemented, and the effect of these changes is unknown. On December 14, 2018, a U.S. District Court Judge in Texas ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace ACA will impact ACA and our business. We cannot predict the ultimate content, timing or effect of healthcare reform legislation or regulation or the impact of potential legislation or regulation on us.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, that due to subsequent legislative amendments, will stay in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws and other potential legislation may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.

This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other potential measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business.

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

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. Effective January 1, 2020, the CCPA requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new cause of action for data breaches. The CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data.

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

Our patent rights may not protect our patent protected products and product candidates if competitors devise ways of making products that compete with us without legally infringing our patent rights. For example, our patent rights in tipifarnib are limited in ways that affect our ability to exclude third parties from competing against us. In particular, the patent term for the composition of matter patents covering the API of tipifarnib expired in the United States and countries in Europe in 2016. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. The U.S. PTO issued us several patents directed to the method of treatment of HRAS mutant HNSCC with tipifarnib and corresponding patents have been issued in a number of foreign jurisdictions. In July and November 2019, the U.S. PTO issued us patents directed to the treatment of HRAS mutant HNSCC with any farnesyl transferase inhibitor. In addition, in July 2019 and January 2020, the EPO granted us patents directed to the method of treatment of HRAS mutant HNSCC patients with tipifarnib. The U.S. PTO also issued us patents directed to the method of treatment of AITL with tipifarnib and the method of treatment of CXCL12-expressing PTCL or AML with tipifarnib. In October 2019, the U.S. PTO issued us a patent directed to the method of treatment of CXCL12-expressing PTCL or AML with any farnesyl transferase inhibitor.

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

We have issued patents in the United States and a number of foreign jurisdictions, including Europe covering the composition of matter of KO-947 and certain structurally related compounds, and methods of using the compounds for the treatment of cancers. We also have issued patents in the United States covering the composition of matter of KO-539 and certain structurally related compounds and methods of using the compounds for treating cancers. Although these patents are currently in force, there is no guarantee that a court would agree that any of the patents are valid or enforceable.

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

We are a clinical-stage company with a limited operating history, and, as of December 31, 2019, we had only 57 full-time employees and three part-time employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

The United Kingdom’s referendum to leave the European Union or “Brexit,” has and may continue to cause disruptions to capital and currency markets worldwide. The full impact of the Brexit decision, however, remains uncertain. Pursuant to the formal withdrawal arrangements between the United Kingdom and the European Union, the United Kingdom will be subject to a transition period until December 31, 2020, or the Transition Period. Negotiations between the United Kingdom and the European Union are expected to continue in relation to the customs and trading relationship between the United Kingdom and the European Union following the expiry of the Transition Period. During the Transition Period and subsequent period of negotiation, our results of operations and access to capital may be negatively affected by interest rate, exchange rate and other market and economic volatility, as well as regulatory and political uncertainty. Brexit may also have a detrimental effect on our customers, distributors and suppliers, which would, in turn, adversely affect our financial condition.

Our business could be negatively impacted by cyber security threats.

In the ordinary course of our business, we use our data centers and our networks to store and access our proprietary business information. We face various cyber security threats, including cyber security attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cyber security incidents. The result of these incidents could include disrupted operations, lost opportunities, misstated financial data, liability for stolen assets or information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Any remedial costs or other liabilities related to cyber security incidents may not be fully insured or indemnified by other means.

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

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 until December 31, 2019, were $24.03 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. We filed a shelf registration statement with the SEC, which has been declared effective, to register the resale of 13,947,599 shares of our common stock. The shelf registration statement permits the resale of these shares at any time, subject to restrictions under applicable law. The resale of a significant number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, we expect that, because there are a large number of shares registered pursuant to the shelf registration statement, the selling stockholders named in such registration statement will continue to offer shares covered by the shelf registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the shelf registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

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

If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders or the perception that such sales could occur could cause the market price of our common stock to decline. In March 2019, we entered into the 2019 ATM facility under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million. We have not yet sold any shares of our common stock under the 2019 ATM facility. In June 2019, we completed a public offering in which we sold an aggregate of 6,785,000 shares of common stock at a price of $17.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $108.1 million.

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of December 31, 2019, we had 800,835 shares of common stock reserved for future issuance under the 2014 Plan and options to purchase up to an aggregate of 4,080,031 shares of common stock outstanding. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2020, an automatic increase pursuant to the 2014 Plan occurred, resulting in 1,815,361 additional shares available for future grant under the 2014 Plan.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of December 31, 2019, we had 199,162 shares of common stock reserved for future issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2019, the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in 2020. In addition, a warrant to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share was outstanding as of December 31, 2019.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, significantly revised the Internal Revenue Code of 1986, as amended. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.

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

We occupy approximately 5,216 rentable square feet of office space in San Diego, California under a sublease with Araxes that expires in April 2020. In January 2020, we entered into a lease for 13,420 square feet of office space in San Diego, California which is expected to commence in May 2020, in connection with the expiration of the sublease for our current corporate headquarters. We also occupy approximately 3,766 square feet of office space in Cambridge, Massachusetts under a lease that expires in August 2020. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Holders of Record

As of February 20, 2020, there were approximately 128 holders of record of our common stock, which does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

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

Stock Performance Graph and Cumulative Total Return

The graph below shows the cumulative total stockholder return assuming the investment of $100 on November 5, 2015, (and the reinvestment of dividends thereafter) in each of (i) Kura Oncology, Inc.’s common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or Indexes.

The foregoing graph is furnished solely with this Annual Report, and is not filed with this Annual Report, and shall not be deemed incorporated by reference into any other filing under the Securities Act or the Exchange Act, whether made by us before or after the date hereof, regardless of any general incorporation language in any such filing, except to the extent we specifically incorporate this material by reference into any such filing.

Item 6.	Selected Financial Data.

The following table presents selected historical financial data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. All the selected historical financial data has been derived from our audited financial statements and is stated in thousands, except for per share data.

Please read the following selected financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and related notes thereto included elsewhere in this Annual Report.

	Years Ended December 31,
	2019	2018	2017	2016	2015
Statement of Operations Data:	(in thousands, except per share data)
Operating expenses	$67,479	$62,883	$36,077	$28,367	$23,865
Net loss	$(63,140)	$(60,447)	$(35,434)	$(27,560)	$(22,625)
Basic and diluted net loss per share	$(1.51)	$(1.72)	$(1.52)	$(1.47)	$(2.28)
Shared used in computing net loss per share, basic and diluted	41,946	35,191	23,237	18,701	9,933

	December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:	(in thousands)
Cash, cash equivalents and short-term investments	$236,891	$178,985	$93,145	$67,790	$85,746
Working capital	$224,039	$167,582	$84,610	$63,359	$81,814
Total assets	$241,972	$182,379	$95,851	$69,821	$87,259
Long-term liabilities	$7,627	$7,779	$5,955	$7,494	$101
Accumulated deficit	$(212,877)	$(149,737)	$(89,290)	$(53,856)	$(26,296)
Stockholders’ equity	$218,781	$160,985	$79,865	$56,876	$82,103

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Kura Oncology, Inc. should be read in conjunction with the financial statements and the notes to those statements appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, assumptions and uncertainties. Important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis include, but are not limited to, those set forth in “Item 1A. Risk Factors” in this Annual Report. All forward-looking statements included in this Annual Report are based on information available to us as of the time we file this Annual Report and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements. For the comparison of the financial results for the fiscal years ended December 31, 2018 and 2017, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 5, 2019.

References to “Kura Oncology, Inc.,” “we,” “us” and “our” refer to Kura Oncology, Inc.

Overview

We are a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates that target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes, and we intend to pair them with molecular or cellular diagnostics to identify those patients most likely to respond to treatment. We plan to advance our product candidates through a combination of internal development and strategic partnerships while maintaining significant development and commercial rights.

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

Our most advanced solid tumor indication for tipifarnib is in patients with HNSCC that carry mutations in the HRAS gene. In September 2017, we reported that our ongoing RUN-HN proof-of-concept Phase 2 clinical trial of tipifarnib in patients with HRAS mutant relapsed or refractory HNSCC achieved its primary efficacy endpoint. In October 2018, we reported updated data from RUN-HN showing a significant association between tumor HRAS mutant allele frequency and clinical benefit from tipifarnib. Based upon these observations, we introduced a minimum HRAS mutant variant allele frequency as an entry criterion in the RUN-HN trial. Following feedback from the FDA and other regulatory authorities, we initiated a global, multi-center, open-label, non-comparative registration-directed clinical trial of tipifarnib in HRAS mutant HNSCC in November 2018. The clinical trial has two cohorts: a treatment cohort, which we call AIM-HN, and a non-interventional screening and outcomes cohort, which we call SEQ-HN. AIM-HN is designed to enroll at least 59 evaluable HNSCC patients with high HRAS mutant variant allele frequency who have received prior platinum-based therapy. We project AIM-HN to be fully enrolled in the first quarter of 2021. In October 2019, we reported updated data from the ongoing RUN-HN trial that we believe confirms the association between HRAS mutant variant allele frequency and anti-tumor activity, and we believe further supports the design of our amended AIM-HN registration-directed trial in HRAS mutant HNSCC. On December 16, 2019, we reported that the FDA granted Fast Track Designation to tipifarnib for the treatment of patients with HRAS mutant HNSCC after progression on platinum therapy.

In September 2019, we reported that an investigator-sponsored Phase 2 clinical trial of tipifarnib in patients with relapsed or refractory urothelial carcinomas that carry HRAS mutations met its primary efficacy endpoint. The trial is being conducted at the Samsung Medical Center in Seoul, South Korea. Further analyses of the trial are ongoing, and data are expected to be presented at a future medical meeting. Another investigator-sponsored clinical trial of tipifarnib is being conducted by GECP for the treatment of patients with lung squamous cell carcinomas harboring HRAS mutations.

In addition to its activity against HRAS mutant solid tumors, we have data that supports that tipifarnib inhibits the production of CXCL12, a chemokine that binds to the receptors CXCR4 and CXCR7 and regulates a number of key cellular processes associated with cancer including proliferation, survival, migration, invasion, and metastasis. Targeting the CXCR4–CXCL12 axis has the potential of affecting CXCR4-expressing primary tumor cells, modulating the immune response, or synergizing with other anticancer therapies. As an example of using tipifarnib to affect CXCR4-expressing primary tumor cells, we have been evaluating the potential utility of tipifarnib in various lymphomas and leukemias.

CXCL12 has been reported to promote the progression of lymphomas and leukemias carrying the CXCR4 receptor. We had previously identified an association between CXCL12 expression levels and clinical benefit in patients with relapsed or refractory PTCL treated with tipifarnib. Accordingly, we designed a Phase 2 clinical trial to test the hypothesis prospectively that treatment with tipifarnib would decrease levels of CXCL12 and drive clinical benefit in patients with relapsed or refractory PTCL.

In June 2019, we reported updated interim data from this trial, which data showed a significant association between CXCL12 expression and clinical benefit, as well as clinical proof-of-concept in two pre-specified expansion cohorts: (1) patients with AITL, an aggressive form of T-cell lymphoma often characterized by high levels of CXCL12 expression and (2) patients with PTCL who lack a single nucleotide variation in the 3’-untranslated region of the CXCL12 gene. In addition, we have shown in ancillary studies that an elevated level of CXCL12 expression is a negative prognostic factor for standard-of-care PTCL therapy. Taken together, we believe these data represent the first prospective clinical validation of using tipifarnib to affect CXCR4-expressing primary tumor T-cells and enrich for clinical activity of tipifarnib in PTCL.

Given the high level of clinical activity observed among AITL patients, we continued to enroll patients to acquire more experience regarding safety and tolerability in this population. At the ASH Annual meeting in Orlando, Florida on December 8, 2019, we presented further interim results from this ongoing trial of tipifarnib showing robust and durable activity as a monotherapy in advanced AITL, including enhanced activity in AITL patients that carry variants in the KIR3DL2 gene.

Based on these results and FDA feedback from an end-of-Phase 2 meeting, we plan to initiate a registration-directed trial of tipifarnib in relapsed or refractory advanced T-cell lymphomas with a follicular helper T-cell phenotype, including AITL. This single-arm trial will target enrollment of 128 patients who are relapsed or refractory to at least one prior systemic cytotoxic therapy. The trial has two independent primary objectives –ORR in all patients enrolled and ORR in patients who carry KIR mutations. KIR mutational status will be determined retrospectively. Each of the two primary objectives has a null hypothesis of 9%, and each can be met independently. We expect to commence this trial in the second half of 2020.

The CXCL12-CXCR4 axis is also believed to be a key mediator of the interaction between cancerous myeloid cells and the bone marrow microenvironment, and these interactions are postulated to be important for resistance to chemotherapy and disease relapse in myeloid neoplasias. Given the potential for tipifarnib to modulate CXCR4-expressing primary tumor cells, we are also conducting an ongoing Phase 2 clinical trial to evaluate the potential for tipifarnib to drive clinical benefit in patients with relapsed or refractory AML and CMML. We anticipate having additional data from the CMML cohort in 2020.

In addition, in June 2019, we reported a retrospective analysis of a subset of patients from a previously conducted Phase 2 clinical trial of tipifarnib in patients with relapsed or refractory lymphomas that identified pre-treatment tumor CXCL12 expression as a potential biomarker of clinical benefit in patients with DLBCL and mycosis fungoides, the most common form of CTCL. The chemokine receptor CXCR4 and its ligand CXCL12 are believed to be implicated in the retention of B-cell precursors and B-cell homing to lymph nodes, and therefore may play an important role in B-cell development. In addition, elevated expression of CXCR4-CXCL12 axis has been reported to be associated with the pathogenesis of mycosis fungoides. Given the importance of the CXCL12-CXCR4 pathway in a number of hematologic malignancies as well as our clinical data and our retrospective analysis of prior clinical studies conducted with tipifarnib, we believe our findings support additional potential clinical development for tipifarnib in these indications.

We believe tipifarnib has the potential to synergize with other anticancer therapies through its modulation of the CXC12-CXCR4 pathway. In January 2019, we reported the identification of a potential association between CXCL12 expression and clinical benefit from tipifarnib in patients with pancreatic cancer. We continue to do additional preclinical work to validate tipifarnib in a CXCL12-high subpopulation of pancreatic cancer patients. For example, we have generated preclinical data showing that tipifarnib can block the production of CXCL12 produced by activated pancreatic stellate cells. In addition, we have observed the potential for synergy between tipifarnib and chemotherapy in preclinical models of pancreatic cancer. We believe these preclinical data as well as our retrospective analysis of the prior clinical studies support the potential use of tipifarnib in a broader set of hematologic and solid tumor indications, including pancreatic cancer, in which the CXCL12 pathway plays a role in tumor initiation and progression, and we anticipate initiating a Phase 2 proof-of-concept clinical trial in pancreatic cancer in the second half of 2020.

Our second product candidate is KO-947, a potent and selective small molecule inhibitor of ERK which we are advancing as a potential treatment for patients with tumors that have dysregulated activity due to mutations or other mechanisms in the MAPK pathway. Our preclinical data suggest that KO-947 has anti-tumor activity in KRAS- or BRAF-mutant adenocarcinomas as well as certain subsets of squamous cell carcinomas. We have been evaluating KO-947 in a Phase 1 dose-escalation trial and believe we have reached a recommended Phase 2 dose of KO-947 as a monotherapy. We intend to initiate an evaluation cohort to evaluate the safety, pharmacokinetics, pharmacodynamics and clinical activity of KO-947 in patients with of the HNSCC and ESCC bearing chromosome 11q13 amplifications. Our goal is to generate sufficient clinical data to allow us to make a decision on potential paths forward for KO-947.

Our third product candidate is KO-539, a potent and selective small molecule inhibitor of the menin-MLL protein-protein interaction. We have generated preclinical data that support the potential anti-tumor activity of KO-539 in genetically defined subsets of acute leukemia, including those with rearrangements or partial tandem duplications in the MLL gene as well as those with oncogenic driver mutations in genes such as NPM1. We received orphan drug designation for KO-539 for the treatment of AML from the FDA in July 2019. We initiated our Phase 1/2 clinical trial of KO-539 in relapsed or refractory AML in September 2019. We are seeking to achieve a recommended Phase 2 dose for KO-539 with the potential to enrich in NPM1-mutant AML and MLL-rearranged genetically defined subgroups by the end of 2020.

Liquidity Overview

As of December 31, 2019, we had cash, cash equivalents and short-term investments of $236.9 million. Under the terms of the SVB Loan Agreement as described below, we may, at our sole discretion, borrow from the Lender up to an additional $12.5 million at any time until May 1, 2020. In June 2019, we completed a public offering for net proceeds of approximately $108.1 million. In March 2019, we entered into the 2019 ATM facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million. We have not yet sold any shares of our common stock under the 2019 ATM facility. To date, we have not generated any revenues from product sales, and we do not have any approved products. Since our inception, we have funded our operations primarily through equity and debt financings. We anticipate that we will require significant additional financing in the future to continue to fund our operations as discussed more fully below under the heading “Liquidity and Capital Resources.”

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of December 31, 2019, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2019 and 2018

The following table sets forth our results of operations for the years presented, in thousands:

	Years Ended December 31,
	2019	2018	Change
Research and development expenses	$47,826	$46,787	$1,039
General and administrative expenses	19,653	16,096	3,557
Other income, net	4,339	2,436	1,903

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the years presented, in thousands:

	Years Ended December 31,
	2019	2018	Change
Tipifarnib-related costs	$26,835	$27,762	$(927)
KO-947-related costs	3,416	3,149	267
KO-539-related costs	2,496	3,946	(1,450)
Personnel costs and other expenses	11,652	7,307	4,345
Share-based compensation expense	3,427	4,623	(1,196)
Total research and development expenses	$47,826	$46,787	$1,039

The decrease in tipifarnib-related research and development expenses for the year ended December 31, 2019 compared to 2018 was primarily due to decreases of $1.4 million in companion diagnostics and $1.1 million in clinical supply manufacturing activities; offset partly by an increase of $1.5 million in clinical trial costs. The decrease in KO-539-related research and development expenses was primarily due to the completion of IND-enabling activities in 2018. The Phase 1/2 clinical trial for KO-539 was initiated in September 2019. Personnel costs and other expenses include employee salaries and related expenses, facilities expense and overhead expenses. The increase in personnel costs and other expenses was to support our registration-directed clinical trial for tipifarnib and Phase 1/2 clinical trial of KO-539. The decrease in non-cash share-based compensation expense was mainly due to restricted stock awards that became fully vested in 2018. We expect our research and development expenses to increase in future periods as we continue to advance clinical development and research activities for tipifarnib, KO-947 and KO-539.

General and Administrative Expenses. The increase in general and administrative expenses for the year ended December 31, 2019 compared to 2018 was primarily due to increases of $2.0 million in non-cash share-based compensation and $1.8 million in personnel costs. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities and pre-commercialization efforts.

Other income, net. The increase in other income, net, for the year ended December 31, 2019 compared to 2018 was primarily due to an increase of $1.5 million in interest income.

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

In March 2019, we entered into the 2019 ATM facility under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million. We have not yet sold any shares of our common stock under the 2019 ATM facility.

In November 2018, we entered into the SVB Loan Agreement, providing for up to $20.0 million in a series of term loans. Upon entering into the SVB Loan Agreement, we borrowed $7.5 million, or Term A Loan, the proceeds of which, in part, were used to pay off the outstanding balance of the debt under the loan and security agreement with Oxford Finance LLC and Silicon Valley Bank dated April 27, 2016, as amended in May 2017 and October 2017, or the SVB-Oxford Term Loan. Net proceeds from the Term A Loan, after payoff of the SVB-Oxford Term Loan, were approximately $0.6 million. Under the terms of the SVB Loan Agreement, we may, at our sole discretion, borrow up to an additional $12.5 million at any time until May 1, 2020, or Term B Loan, and together with Term A Loan, the Term Loans. In addition, each Term B Loan must be in an amount equal to the lesser of $5.0 million or the amount that is remaining under the Term B Loan. All of the Term Loans will be due on the scheduled maturity date of May 1, 2023, or Maturity Date. Repayment of the Term Loans is interest only through November 30, 2020, followed by 30 equal monthly payments of principal plus accrued interest commencing on December 1, 2020. The per annum interest rate for the Term Loans is the greater of (i) 5.50% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal plus (b) 0.25%. In addition, a final payment of 7.75% of the amounts of the Term Loans drawn will be due on the earlier of the Maturity Date, acceleration or prepayment of the Term Loans. If we elect to prepay the Term Loans, a prepayment fee equal to 1% or 2% of the then outstanding principal balance also will be due, depending upon when the prepayment occurs. See Note 7, Long-Term Debt, in the Notes to Financial Statements for further details of the term loan facility.

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

We have incurred operating losses since inception and negative cash flows from operating activities. As of December 31, 2019, we had an accumulated deficit of $212.9 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of December 31, 2019, we had cash, cash equivalents and short-term investments of $236.9 million. Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2022. Our future capital requirements will depend on many factors, including:

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

The following table provides a summary of our net cash flow activities for the years presented, in thousands:

	Years Ended December 31,
	2019	2018	Change
Net cash used in operating activities	$(54,760)	$(48,655)	$(6,105)
Net cash used in investing activities	(46,325)	(79,300)	32,975
Net cash provided by financing activities	111,101	132,641	(21,540)

Operating Activities. The increase of $6.1 million in net cash used in operating activities for the year ended December 31, 2019 compared to 2018 was primarily due to a higher net loss of $2.7 million and an increase of $4.3 million in payments of accounts payable and accrued expenses, partially offset by a decrease of $0.8 million in amortization of premiums and accretion of discounts on marketable securities.

Investing Activities. The decrease of $33.0 million in net cash used in investing activities for the year ended December 31, 2019 as compared to 2018 was primarily due to an increase of $23.1 million in maturities and sales of marketable securities and a decrease of $9.9 million in purchases of marketable securities.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2019 consisted primarily of proceeds from our sale of common stock from the public offering in June 2019 totaling approximately $108.2 million. Net cash provided by financing activities for the year ended December 31, 2018 consisted primarily of proceeds from the sale of common stock under our prior at-the-market facility with Cowen and Company, LLC in January 2018 and our public offering in July 2018 totaling approximately $132.2 million.

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2019, in thousands:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Long-term debt, including current portion(1)	$7,500	$250	$6,000	$1,250	$—
Interest payments on long-term debt(2)	1,506	419	488	599	—
Operating leases(3)	361	361	—	—	—
Total	$9,367	$1,030	$6,488	$1,849	$—

______________________

(1)	Principal payments on our term loan facility with SVB.
(2)

Interest payments on our term loan facility with SVB. The per annum interest rate for the Term Loans is the greater of (i) 5.50% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal plus (b) 0.25%. The interest rate as of December 31, 2019 was 5.50%. In addition, a final payment of 7.75% of the amounts of the Term Loans drawn will be due on the earlier of the maturity date, acceleration or prepayment of the Term Loans.

(3)

Future minimum lease payments under our operating leases in San Diego, California and Cambridge, Massachusetts. Excluded from the table above is the lease agreement entered into in January 2020 for new corporate headquarters in San Diego, California beginning in May 2020.

We enter into short-term and cancellable agreements in the normal course of operations with clinical sites and CROs for clinical research studies, professional consultants and various third parties for preclinical research studies, clinical supply manufacturing and other services through purchase orders or other documentation, or that are undocumented except for an invoice. Such short-term agreements are generally outstanding for periods less than one year and are settled by cash payments upon delivery of goods and services. The nature of the work being conducted under these agreements is such that, in most cases, the services may be cancelled upon prior notice of 90 days of less. Payments due upon cancellation generally consist only of payments for services provided and expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. These payments are not included in the table of contractual obligations above.

Excluded from the table above are milestone or contractual payment obligations contingent upon the achievement of certain milestones or events if the amount and timing of such obligations are unknown or uncertain. Our license agreements are cancelable by us with written notice within 180 days or less. We may be required to pay up to approximately $80.0 million in milestone payments, plus sales royalties, in the event that regulatory and commercial milestones under the in-license agreement are achieved. In January 2020, we entered into a lease agreement with BRE CA Office Owner LLC for the lease of approximately 13,420 square feet of rentable area of the building located at 12730 High Bluff Drive, San Diego, California 92130, or San Diego Lease. The commencement of the San Diego Lease is expected to be May 1, 2020. The initial term of the San Diego Lease is five years and four months, to expire on August 31, 2025, and we have a one-time option to extend the San Diego Lease for a period of five additional years. The minimum rent payable under the San Diego Lease will be approximately $58,000 per month for the first year, which amount will increase by 3.0% per year over the initial term. We expect to use the premises as our new principal executive office and for general office use.

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

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in money market funds, corporate debt securities, U.S. Treasury securities and commercial paper. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on December 31, 2019, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

We are also subject to interest expense fluctuations through our Term Loans, as discussed in Note 7, Long-Term Debt, in the Notes to Financial Statements of this Annual Report, which as of December 31, 2019 bear interest at a rate equal to the greater of (i) 5.50% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal plus (b) 0.25% and are therefore exposed to changes in interest rates through their maturity date of May 2023. If a 10% change in interest rates were to have occurred on December 31, 2019, this change would not have had a material effect on our interest expense as of that date.

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2019, 2018 or 2017.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and supplementary data required pursuant to this item are included in Item 15 of this Annual Report and are presented beginning on page F-1.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Change in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended December 31, 2019 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Kura Oncology, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Kura Oncology, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kura Oncology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of Kura Oncology, Inc. as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”) and our report dated February 25, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Diego, California

February 25, 2020

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors” and “Executive Officers” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

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

3.	Exhibits

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

2.1	Agreement and Plan of Merger, dated March 6, 2015, by and among the Registrant, Kura Operations, Inc. and Kura Oncology, Inc.		8-K (Exhibit 2.1)	3/12/2015	000-53058

2.2	Agreement and Plan of Merger, dated March 6, 2015, by and between the Registrant and Kura Oncology, Inc., relating to the name change of the Registrant.		8-K (Exhibit 2.2)	3/12/2015	000-53058

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Warrant to Purchase Stock by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

4.3	Description of Registrant’s Common Stock.	X

10.1+	Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.		8-K (Exhibit 10.1)	3/12/2015	000-53058

10.2+	Form of Restricted Stock Purchase Agreement and Restricted Stock Purchase Award Notice under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.		8-K (Exhibit 10.2)	3/12/2015	000-53058

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.3+	Kura Oncology, Inc. 2015 Employee Stock Purchase Plan.		8-K (Exhibit 10.3)	3/12/2015	000-53058

10.4+	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers.		8-K (Exhibit 10.4)	3/12/2015	000-53058

10.5*	License Agreement, dated December 18, 2014, by and between the Registrant and Janssen Pharmaceutica NV.		8-K/A (Exhibit 10.6)	7/2/2015	000-53058

10.6*	Amended and Restated Asset Purchase Agreement, dated February 12, 2015, by and between the Registrant and Araxes Pharma LLC.		8-K (Exhibit 10.7)	3/12/2015	000-53058

10.7	Sublease, dated December 20, 2016, by and between the Registrant and Wellspring Biosciences, Inc.		10-K (Exhibit 10.11)	3/14/2017	001-37620

10.8*

Patent License Agreement, effective as of December 22, 2014, by and between the Registrant and the Regents of the University of Michigan, as amended on March 3, 2015, July 22, 2015, September 29, 2016, February 1, 2017.

			10-K (Exhibit 10.12)	3/14/2017	001-37620

10.9*	Fifth Amendment to Patent License Agreement, effective as of May 24, 2017, by and between the Registrant and the Regents of the University of Michigan.		10-Q (Exhibit 10.2)	8/7/2017	001-37620

10.10+	Kura Oncology, Inc. Amended and Restated Non-Employee Director Compensation Policy.		10-K (Exhibit 10.10)	3/12/2018	001-37620

10.11*	Services Agreement, effective as of October 1, 2014, by and between the Registrant and Wellspring Biosciences, Inc.		S-1/A (Exhibit 10.13)	6/2/2015	333-203503

10.12*	Management Services Agreement, effective as of October 1, 2014, by and between the Registrant and Araxes Pharma LLC.		S-1/A (Exhibit 10.14)	6/2/2015	333-203503

10.13	Office Lease Agreement, dated August 1, 2015, by and between the Registrant and 55 Cambridge Parkway, LLC.		S-1 (Exhibit 10.16)	10/20/2015	333-207534

10.14+	Amended and Restated Executive Employment Agreement, effective as of January 29, 2016, by and between the Registrant and Troy E. Wilson, Ph.D., J.D.		10-K (Exhibit 10.15)	3/17/2016	001-37620

10.15+	Amended and Restated Executive Employment Agreement, effective as of January 29, 2016, by and between the Registrant and Antonio Gualberto, M.D., Ph.D.		10-K (Exhibit 10.16)	3/17/2016	001-37620

10.16	First Amendment to Management Services Agreement, effective as of April 1, 2016, by and between the Registrant and Araxes Pharma LLC.		10-Q (Exhibit 10.1)	8/10/2016	001-37620

10.17	Amendment No. 1 to License Agreement, dated June 6, 2016, by and between the Registrant and Janssen Pharmaceutica NV.		10-Q (Exhibit 10.3)	8/10/2016	001-37620

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.18*	Sixth Amendment to Patent License Agreement, effective as of August 24, 2017, by and between the Registrant and the Regents of the University of Michigan.		10-K (Exhibit 10.23)	3/12/2018	001-37620

10.19	Second Amendment to Management Services Agreement, effective as of April 1, 2018, by and between the Registrant and Araxes Pharma LLC.		10-Q (Exhibit 10.1)	5/8/2018	001-37620

10.20+	Executive Employment Agreement, effective as of July 1, 2018, by and between the Registrant and John Farnam.		10-Q (Exhibit 10.5)	8/6/2018	001-37620

10.21+	Executive Employment Agreement, effective as of August 21, 2018, by and between the Registrant and Marc Grasso, M.D.		10-Q (Exhibit 10.2)	11/5/2018	001-37620

10.22	Loan and Security Agreement, dated as of November 1, 2018, by and between the Registrant and Silicon Valley Bank.		10-Q (Exhibit 10.3)	11/5/2018	001-37620

10.23	First Amendment to Sublease, dated March 1, 2019, by and between the Registrant and Wellspring Biosciences, Inc.		10-K (Exhibit 10.24)	3/5/2019	001-37620

10.24	Sales Agreement, dated March 5, 2019, by and among the Registrant, SVB Leerink LLC and Stifel, Nicolaus & Company, Incorporated.		8-K (Exhibit 10.1)	3/5/2019	001-37620

10.25	Assignment and Assumption of Sublease, dated August 2, 2019, by and among the Registrant, Wellspring Biosciences, Inc. and Araxes Pharma LLC.		10-Q (Exhibit 10.1)	11/5/2019	001-37620

10.26+	First Amendment to Executive Employment Agreement, effective as of August 21, 2018, by and between the Registrant and Marc Grasso, M.D.		10-Q (Exhibit 10.2)	11/5/2019	001-37620

10.27+	Executive Employment Agreement, effective as of August 9, 2019, by and between the Registrant and Kathleen Ford.		10-Q (Exhibit 10.3)	11/5/2019	001-37620

10.28	Office Lease Agreement, dated January 8, 2020, by and between the Registrant and BRE CA Office Owners LLC.	X

10.29+	Separation Agreement, dated February 5, 2020, by and between the Registrant and Antonio Gualberto, M.D., Ph.D.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney (see signature page).	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kura Oncology, Inc.

Date: February 25, 2020	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Troy E. Wilson, Ph.D., J.D. and Marc Grasso, M.D., and each of them, as his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Troy E. Wilson, Ph.D., J.D.	President, Chief Executive Officer and Chairman of the Board of Directors	February 25, 2020
Troy E. Wilson, Ph.D., J.D.	(Principal Executive Officer)

/s/ Marc Grasso, M.D.	Chief Financial Officer and Chief Business Officer	February 25, 2020
Marc Grasso, M.D.	(Principal Financial and Accounting Officer)

/s/ Faheem Hasnain	Director	February 25, 2020
Faheem Hasnain

/s/ Robert E. Hoffman	Director	February 25, 2020
Robert E. Hoffman

/s/ Thomas Malley	Director	February 25, 2020
Thomas Malley

/s/ Diane Parks	Director	February 25, 2020
Diane Parks

/s/ Steven H. Stein, M.D.	Director	February 25, 2020
Steven H. Stein, M.D.

/s/ Mary Szela	Director	February 25, 2020
Mary Szela

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Kura Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kura Oncology, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Research and Development Expenses

Description of the Matter

During 2019, the Company incurred $47.8 million for research and development expense and as of December 31, 2019, the Company accrued $7.0 million for research and development expenses. As described in Note 2 of the financial statements, the Company records accruals for estimated costs of research and development activities that include contract services for clinical trials and related clinical manufacturing costs. Clinical trial activities performed by third parties are accrued and expensed based upon estimates of the proportion of work completed over the life of the individual clinical trial and patient enrollment rates in accordance with agreements established with contract research organizations ("CROs") and clinical trial sites. Estimates are determined by reviewing contracts, vendor agreements and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

Auditing management’s accounting for accrued third-party clinical trial research and development expenses is especially challenging as evaluating the progress or stage of completion of the activities under the Company’s research and development agreements is dependent upon a high volume of data from third-party service providers and internal clinical personnel, which is tracked in spreadsheets and other end user computing programs.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accounting for accrued third-party clinical trial research and development expenses.  This included management's assessment of the assumptions and data underlying the accrued third-party clinical trial research and development expenses estimate.

To test the completeness of the Company’s accrued third-party clinical trial research and development expenses, among other procedures, we obtained supporting evidence of the research and development activities performed for significant clinical trials. We attended internal clinical trial and project status meetings with accounting and clinical project managers to corroborate the status of significant research and development activities. To verify the appropriate measurement of accrued research and development costs, we compared the costs for a sample of transactions against the related invoices and contracts, confirmed amounts incurred to-date with third-party service providers, and performed lookback analyses. We also examined a sample of subsequent payments to evaluate the completeness of the accrued third-party clinical trial research and development expenses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Diego, California

February 25, 2020

KURA ONCOLOGY, INC.

BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$26,135	$16,119
Short-term investments	210,756	162,866
Accounts receivable, related party	30	224
Prepaid expenses and other current assets	2,682	1,988
Total current assets	239,603	181,197
Property and equipment, net	44	—
Other long-term assets	2,325	1,182
Total assets	$241,972	$182,379

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$15,314	$13,615
Current portion of long-term debt, net	250	—
Total current liabilities	15,564	13,615
Long-term debt, net	7,250	7,500
Other long-term liabilities	377	279
Total liabilities	23,191	21,394
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 45,384 and 38,148 shares issued and outstanding as of December 31, 2019 and 2018, respectively	5	4
Additional paid-in capital	431,322	310,849
Accumulated other comprehensive income (loss)	331	(131)
Accumulated deficit	(212,877)	(149,737)
Total stockholders' equity	218,781	160,985
Total liabilities and stockholders' equity	$241,972	$182,379

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Operating Expenses:
Research and development (includes related party amounts of $432, $1,021 and $1,312 for the years ended December 31, 2019, 2018 and 2017, respectively)	$47,826	$46,787	$26,426
General and administrative (includes related party amounts of $325, $273 and $247 for the years ended December 31, 2019, 2018 and 2017, respectively)	19,653	16,096	9,651
Total operating expenses	67,479	62,883	36,077
Other Income (Expense):
Management fee income, related party	245	735	780
Interest income	4,674	3,169	751
Interest expense	(580)	(970)	(888)
Loss from extinguishment of debt	—	(498)	—
Total other income	4,339	2,436	643
Net Loss	$(63,140)	$(60,447)	$(35,434)

Net loss per share, basic and diluted	$(1.51)	$(1.72)	$(1.52)
Weighted average number of shares used in computing net loss per share, basic and diluted	41,946	35,191	23,237

Comprehensive Loss:
Net loss	$(63,140)	$(60,447)	$(35,434)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities and foreign currency	462	(82)	(31)
Comprehensive loss	$(62,678)	$(60,529)	$(35,465)

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2016	19,348	$2	$110,748	$(18)	$(53,856)	$56,876
Issuance of common stock, net of offering costs	8,836	1	53,673	—	—	53,674
Share-based compensation expense	—	—	4,545	—	—	4,545
Restricted stock awards vested	1,193	—	3	—	—	3
Issuance of common stock from exercise of options	47	—	232	—	—	232
Other comprehensive loss	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	(35,434)	(35,434)
Balance at December 31, 2017	29,424	3	169,201	(49)	(89,290)	79,865
Issuance of common stock, net of offering costs	7,737	1	131,900	—	—	131,901
Share-based compensation expense	—	—	8,654	—	—	8,654
Restricted stock awards vested	793	—	2	—	—	2
Issuance of common stock from exercise of options and employee stock purchase plan	194	—	1,092	—	—	1,092
Other comprehensive loss	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	(60,447)	(60,447)
Balance at December 31, 2018	38,148	4	310,849	(131)	(149,737)	160,985
Issuance of common stock, net of offering costs	6,785	1	108,128	—	—	108,129
Share-based compensation expense	—	—	9,409	—	—	9,409
Issuance of common stock from exercise of options and employee stock purchase plan	451	—	2,936	—	—	2,936
Other comprehensive income	—	—	—	462	—	462
Net loss	—	—	—	—	(63,140)	(63,140)
Balance at December 31, 2019	45,384	$5	$431,322	$331	$(212,877)	$218,781

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Operating Activities
Net loss	$(63,140)	$(60,447)	$(35,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	9,409	8,654	4,545
Non-cash interest expense	—	184	118
Loss on debt extinguishment	—	498	—
Depreciation expense	—	10	30
Amortization of premium and accretion of discounts on marketable securities, net	(1,103)	(1,935)	(260)
Changes in operating assets and liabilities:
Accounts receivable, related party	210	(8)	79
Prepaid expenses and other current assets	(1,085)	(457)	(196)
Other long-term assets	(117)	(504)	(593)
Accounts payable and accrued expenses	856	5,116	3,052
Other long-term liabilities	210	234	218
Net cash used in operating activities	(54,760)	(48,655)	(28,441)

Investing Activities
Purchases of marketable securities	(227,571)	(237,443)	(100,635)
Maturities and sales of marketable securities	181,246	158,143	77,217
Net cash used in investing activities	(46,325)	(79,300)	(23,418)

Financing Activities
Proceeds from issuances of common stock, net	108,165	132,172	53,679
Proceeds from exercise of stock options and purchases under employee stock purchase plan	2,936	1,092	232
Proceeds from issuance of long-term debt, net	—	627	—
Repayment of long-term debt	—	(1,250)	—
Payment of fee related to long-term debt	—	—	(344)
Net cash provided by financing activities	111,101	132,641	53,567
Net increase in cash and cash equivalents	10,016	4,686	1,708
Cash and cash equivalents at beginning of period	16,119	11,433	9,725
Cash and cash equivalents at end of period	$26,135	$16,119	$11,433
Supplemental disclosure of cash flow information:
Interest paid	$430	$641	$627

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

Notes to Financial Statements

1. Description of Business

Kura Oncology, Inc., is a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates that target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes, and we intend to pair them with molecular or cellular diagnostics to identify those patients most likely to respond to treatment. We plan to advance our product candidates through a combination of internal development and strategic partnerships while maintaining significant development and commercial rights.

References in these Notes to Financial Statements to “Kura Oncology, Inc.,” “we,” “our” or “us,” refer to Kura Oncology, Inc.

2. Summary of Significant Accounting Policies

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. We operate in a single industry segment which is the discovery and development of precision medicines for the treatment of cancer. Our chief operating decision-maker reviews the operating results on an aggregate basis and manages the operations as a single operating segment in the United States.

Cash and Cash Equivalents

Cash and cash equivalents consist of checking, money market and highly liquid investments that are readily convertible to cash and that have an original maturity of three months or less. The carrying amounts approximate fair value due to the short maturities of these instruments.

Short-Term Investments

Short-term investments are marketable securities with maturities greater than three months from date of purchase that are specifically identified to fund current operations. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. The cost of short-term investments is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in interest income. Dividend and interest income is recognized as interest income on the statements of operations and comprehensive loss when earned. Short-term investments are classified as available-for-sale securities and carried at fair value with unrealized gains and losses recorded in other comprehensive income (loss) and included as a separate component of stockholders' equity. Realized gains and losses from the sale of available-for-sale securities and declines in value judged to be other than temporary on short-term investments, if any, are determined on a specific identification basis and are reclassified out of comprehensive loss and included in interest income on the statements of operations and comprehensive loss.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We have established guidelines to limit our exposure to credit risk by placing investments with high credit quality financial institutions, diversifying our investment portfolio and placing investments with maturities that maintain safety and liquidity. We periodically review and modify these guidelines to maximize trends in yields and interest rates without compromising safety and liquidity.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Computer software and equipment are depreciated over their estimated useful lives of three years. Laboratory equipment is depreciated over its estimated useful life of five years.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. For the years ended December 31, 2019, 2018 and 2017, there were no impairments of the value of long-lived assets.

Leases

We determine if an arrangement is a lease or contains lease components at inception. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. For operating leases with an initial term greater than 12 months, we recognize operating lease right-of-use, or ROU, assets and operating lease liabilities based on the present value of lease payments over the lease term at commencement date. Operating lease ROU assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate when we are reasonably certain that the option will be exercised. For our operating leases, we generally cannot determine the interest rate implicit in the lease, in which case we use our incremental borrowing rate as the discount rate for the lease. We estimate our incremental borrowing rate for our operating leases based on what we would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Research and Development Expenses

Research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred when these expenditures have no alternative future uses. We are obligated to make upfront payments upon execution of certain research and development agreements. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred. Such amounts are recognized as expense as the related goods are delivered or the related services are performed or such time when we do not expect the goods to be delivered or services to be performed. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses, in other research and development projects or otherwise, and therefore no separate economic values are expensed as research and development costs at the time such costs are incurred. As of December 31, 2019, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Subsequent to the adoption of Accounting Standards Update, or ASU, 2018-07 on January 1, 2019, we measured awards granted to non-employees on the adoption date of the standard and recognized the expense over the remaining vesting period of the award. Prior to the adoption of ASU 2018-07, awards granted to non-employees were subject to periodic revaluation over their vesting terms. The fair value of non-employee awards was remeasured at each reporting period as the underlying awards vest unless the instruments were fully vested, immediately exercisable and nonforfeitable on the date of grant. We recorded the expense for stock option grants to non-employees based on the estimated fair value of the stock options using the Black-Scholes model. Estimated fair value of the restricted stock awards granted to non-employees was recorded on the earlier of the performance commitment date or the date the services required were completed and were remeasured at fair value during the service period. As non-employee restricted stock awards vest, they were remeasured at fair value and expensed based on the intrinsic value method which was measured as the difference between the exercise price paid for the restricted stock award and the fair value of the shares as the right of the repurchase lapses each vesting period.

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

Net Loss per Share

Net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, outstanding stock options, unvested restricted stock awards, an outstanding warrant and employee stock purchase plan rights are excluded from the calculation of diluted net loss per common share for the periods presented as their effect would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the anti-dilutive effect of the securities.

The following table summarizes the number of potentially dilutive securities that were excluded from our calculation of diluted net loss per share, in thousands:

	Years Ended December 31,
	2019	2018	2017
Stock options	4,080	3,186	2,233
Warrant	34	34	34
Employee stock purchase plan rights	6	5	—
Unvested restricted stock awards	—	—	793
Total	4,120	3,225	3,060

3. Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, Leases (Topic 842), which amended prior accounting standards for leases. ASU 2016-02 requires lessees to recognize ROU assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. Subsequently, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in the financial statements in the year of adoption. We adopted the new lease standard on January 1, 2019, using the alternative modified transition method provided by ASU 2018-11 and did not retrospectively apply to prior periods. We elected the “package of practical expedients” permitted under the transition which allows us not to reassess our historical assessment of whether existing contracts are or contain a lease and the classification of existing lease arrangements, and to calculate the present value of the fixed payments without performing an allocation of lease and non-lease components. As a result of the adoption of the new standard, we recognized operating lease ROU assets and operating lease liabilities of $0.6 million on our balance sheet as of January 1, 2019. ROU assets are recorded in other long-term assets on our balance sheets. Current lease liabilities are recorded in accounts payable and accrued expenses on our balance sheets. The adoption of the new lease standard did not have an impact on our accumulated deficit, and did not have a material impact on our results of operations and cash flows. See the “Operating Leases” section of Note 9, Commitments and Contingencies, for further details.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new guidance is intended to simplify aspects of share-based compensation issued to nonemployees by aligning the accounting for share-based payment awards issued to employees and nonemployees as it relates to measurement date and impact of performance conditions. This standard was effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. We adopted ASU 2018-07 on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on our financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The new guidance is intended to simplify aspects of the accounting for income taxes, including the elimination of certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, among other changes. This standard is effective for fiscal years beginning after December 15, 2020 and interim periods within those annual years. Early adoption is permitted. We elected to early adopt ASU 2019-12 effective January 1, 2019. The adoption of ASU 2019-12 did not have a material impact on our financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses that are attributable to credit, the losses will be recognized in earnings as allowances. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2018. We adopted ASU 2016-13 on January 1, 2020 and do not expect the adoption of the new standard to have a material impact on our financial statements.

4. Investments

We invest in available-for-sale securities consisting of money market funds, corporate debt securities, U.S. Treasury securities and commercial paper. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments on the balance sheets.

The following tables summarize, by major security type, our investments that are measured at fair value on a recurring basis, in thousands:

		December 31, 2019
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$18,445	$—	$—	$18,445

Short-term investments:
Corporate debt securities	2 or less	113,466	182	—	113,648
U.S. Treasury securities	2 or less	76,108	149	—	76,257
Commercial paper	1 or less	20,851	—	—	20,851
Total short-term investments		210,425	331	—	210,756
Total		$228,870	$331	$—	$229,201

		December 31, 2018
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$8,508	$—	$—	$8,508

Short-term investments:
Corporate debt securities	1 or less	56,779	6	(77)	56,708
U.S. Treasury securities	1 or less	39,780	—	(57)	39,723
Commercial paper	1 or less	66,435	—	—	66,435
Total short-term investments		162,994	6	(134)	162,866
Total		$171,502	$6	$(134)	$171,374

The available-for-sale investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of December 31, 2019, $196.1 million of our short-term investments had maturities less than one year and $14.7 million of our short-term investments had maturities between one to two years. As of December 31, 2018, all of our short-term investments had maturities less than one year. Realized gains and losses were de minimus for the year ended December 31, 2019. There were no realized gains or losses for the years ended December 31, 2018 and 2017. As of December 31, 2019, there were no marketable securities in gross unrealized loss positions, compared to $93.5 million of our marketable securities which were in gross unrealized loss positions as of December 31, 2018, of which $5.0 million of U.S. Treasury securities had been in such position for greater than 12 months and subsequently matured in January 2019.

At each reporting date, we perform an evaluation of our marketable securities to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include (i) the financial strength of the issuing institution, (ii) the length of time and extent for which fair value has been less than the cost basis and (iii) our intent and ability to hold our investments in unrealized loss positions until their amortized cost basis has been recovered. Based on our evaluation, we determined that our unrealized losses were not other-than-temporary as of December 31, 2018.

5. Fair Value Measurements

As of December 31, 2019 and 2018, we had cash equivalents and short-term investments measured at fair value on a recurring basis. The carrying amounts of our financial instruments, which include cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate their fair values as of December 31, 2019 and 2018, primarily due to their short-term nature. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	December 31, 2019
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$18,445	$18,445	$—

Short-term investments:
Corporate debt securities	113,648	—	113,648
U.S. Treasury securities	76,257	76,257	—
Commercial paper	20,851	—	20,851
Total short-term investments	210,756	76,257	134,499
Total	$229,201	$94,702	$134,499

	December 31, 2018
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$8,508	$8,508	$—

Short-term investments:
Corporate debt securities	56,708	—	56,708
U.S. Treasury securities	39,723	39,723	—
Commercial paper	66,435	—	66,435
Total short-term investments	162,866	39,723	123,143
Total	$171,374	$48,231	$123,143

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy. See Note 7, Long-Term Debt, for further details of our term loan facility.

6. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	December 31,
	2019	2018
Computer software and equipment and laboratory equipment	$136	$92
Less: accumulated depreciation	(92)	(92)
Property and equipment, net	$44	$—

There was no depreciation expense for the year ended December 31, 2019. Depreciation expense was $10,000 and $30,000 for the years ended December 31, 2018 and 2017, respectively.

Accounts payable and accrued liabilities consisted of the following, in thousands:

	December 31,
	2019	2018
Accounts payable	$3,526	$3,935
Accrued research and development expenses	6,970	5,729
Accrued compensation and benefits	3,694	3,437
Other accrued expenses	1,124	514
Total accounts payable and accrued expenses	$15,314	$13,615

7. Long-Term Debt

In April 2016, we entered into a loan and security agreement with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB, which was amended in May 2017 and October 2017, pursuant to which we borrowed $7.5 million, or SVB-Oxford Term Loan. As discussed below, we extinguished the SVB-Oxford Term Loan in November 2018. In connection with the SVB-Oxford Term Loan, we issued warrants to purchase shares of our common stock. As of December 31, 2019, the warrant issued to Oxford to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share remains outstanding.

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

All of the Term Loans will be due on the scheduled maturity date of May 1, 2023, or Maturity Date. Repayment of the Term Loans will be interest only through November 30, 2020, followed by 30 equal monthly payments of principal plus accrued interest commencing on December 1, 2020. The per annum interest rate for any outstanding Term Loans is the greater of (i) 5.50% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal plus (b) 0.25%. The interest rate as of December 31, 2019 was 5.50%. In addition, a final payment of 7.75% of the amounts of the Term Loans drawn will be due on the earlier of the Maturity Date, acceleration of any Term Loans, or prepayment of the Term Loans. The final payment is being accrued through interest expense using the effective interest method. If we elect to prepay the Term Loans, a prepayment fee equal to 1% or 2% of the then outstanding principal balance will also be due, depending upon when the prepayment occurs.

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

The SVB Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the SVB Loan Agreement and the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of Lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the SVB Loan Agreement, the Lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the SVB Loan Agreement. The conditional exercisable call option related to the event of default is considered to be an embedded derivative which is required to be bifurcated and accounted for as a separate financial instrument. In the periods presented, the value of the embedded derivative is not material, but could become material in future periods if an event of default became more probable than is currently estimated. As of December 31, 2019 and 2018, we were in compliance with all financial covenants under the SVB Loan Agreement and there had been no material adverse change.

The following table summarizes future minimum payments under the term loan facility as of December 31, 2019, in thousands:

Year Ending December 31,
2020	$669
2021	3,328
2022	3,160
2023	1,849
Total future minimum payments	9,006
Less: interest payments	(1,506)
Principal amount of long-term debt	7,500
Current portion of long-term debt	(250)
Long-term debt, net	$7,250

8. License Agreements

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

Future Milestone Payments under License Agreements

Collectively, all of our license agreements provide for specified development, regulatory and sales-based milestone payments up to a total of $80.0 million payable upon occurrence of each stated event, of which $0.5 million relates to the initiation of certain development activities, $28.7 million relates to the achievement of specified regulatory approvals for the first indication and up to $50.8 million for the achievement of specified levels of product sales. Additional payments will be due for each subsequent indication if specified regulatory approvals are achieved. As of December 31, 2019, we have paid a milestone payment of $25,000 under the above-mentioned license agreements. Furthermore, if all the programs are successfully commercialized, we will be required to pay tiered royalties on annual net product sales ranging from the low single digits to the low teens, depending on the volume of sales and the respective agreement.

Araxes Asset Purchase Agreement

In December 2014, we entered into an asset purchase agreement with Araxes Pharma LLC, or Araxes, which was amended and restated in February 2015, under which we purchased certain early stage patent rights related to compounds in the field of oncology for a purchase price of $0.5 million payable under a convertible promissory note. All ongoing development, regulatory and commercial work will be completed fully and at our sole expense. The agreement allows for contingent milestone payments of $9.7 million throughout development and commercialization of the asset, of which $1.2 million relates to the initiation of certain development activities, and $8.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals. To date, we have paid to Araxes $0.3 million in milestone payments. Additional payments will be due for each subsequent indication if specified regulatory approvals are achieved. Furthermore, if the program is successfully commercialized, we will be required to pay tiered royalties on annual net product sales ranging in the low single digits, depending on the volume of sales. All milestone payments under the agreement will be recognized upon completion of the required events because the triggering events will not be considered to be probable until they are achieved. For the year ended December 31, 2017, we paid to Araxes a milestone payment of $0.2 million upon the dosing of the first patient in the first KO-947 Phase 1 clinical trial in the second quarter of 2017. There were no milestone payments to Araxes in 2019 or 2018.

9. Commitments and Contingencies

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

In December 2016, we entered into a sublease agreement, or the New Sublease, with Wellspring, which was assigned from Wellspring to Araxes in August 2019, for 5,216 square feet of office space located on Science Park Road in San Diego, California for a monthly rent of approximately $16,000 per month and security deposit of approximately $16,000. The New Sublease includes rent escalation of 3.0% per year. In addition to the base monthly rent, we will be obligated to pay for operating costs, amenities fees and all other costs applicable to the subleased property. The terms of the New Sublease commenced in June 2017 and would have expired on October 31, 2019. In March 2019, the New Sublease was amended to extend until April 30, 2020 with the monthly rent increased to approximately $24,000 per month effective November 1, 2019. See Note 12, Related Party Transactions, for further details of the Sublease and New Sublease.

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

We determined the New Sublease in San Diego, California and the lease in Cambridge, Massachusetts that existed before the January 1, 2019 adoption of ASU 2016-02 are operating leases under ASC 842. We determined the March 2019 amendment of the New Sublease did not modify the ROU asset and, therefore, was not a separate contract. Accordingly, we reassessed the lease classification and concluded the operating lease classification remained appropriate. The modified lease terms were included in determining the present value of lease payments for the sublease at the modification date. As such, we recognized an adjustment of approximately $0.1 million as an increase to the sublease liability and ROU asset. We do not have any new operating leases with terms greater than 12 months nor any finance leases as of December 31, 2019.

Operating lease expense was as follows, in thousands:

Year Ended
December 31, 2019
Operating lease cost	$271
Operating lease cost, related party	232
Total operating lease costs	$503

Supplemental cash flow information related to our operating leases was as follows, in thousands:

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$270
Operating cash flows from operating leases, related party	215
Total cash paid for amounts included in the measurement of lease liabilities	$485

ROU assets obtained in exchange for operating lease liabilities	$251
ROU assets obtained in exchange for operating lease liabilities, related party	221
Total ROU assets obtained in exchange for operating lease liabilities	$472

Supplemental balance sheet information related to our operating leases was as follows, in thousands (except lease term and discount rate):

December 31, 2019
Operating lease ROU assets	$155
Operating lease ROU assets, related party	79
Total operating lease ROU assets	$234

Current lease liabilities	$156
Current lease liabilities, related party	96
Total operating lease liabilities	$252

Weighted-average remaining lease term (in years)	0.5
Weighted-average discount rate	6.5%

As of December 31, 2019, we had remaining lease liabilities of approximately $0.3 million which will mature in 2020. As of December 31, 2018, prior to the adoption of ASU 2016-02, future minimum payments required under the facility leases were $0.5 million and $0.3 million for the years ending December 31, 2019 and 2020, respectively.

Rent expense for the years ended December 31, 2019, 2018 and 2017 was approximately $0.6 million, $0.5 million and $0.4 million, respectively.

In January 2020, we entered into a lease agreement with BRE CA Office Owner LLC for office space in San Diego, California which is expected to commence in May 2020, or the San Diego Lease. See Note 16, Subsequent Event, for further details of the San Diego Lease.

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

10. Stockholders’ Equity

In June 2019, we completed a public offering in which we sold an aggregate of 6,785,000 shares of common stock at a price of $17.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $108.1 million.

In March 2019, we entered into an at-the-market issuance sales agreement with SVB Leerink LLC and Stifel, Nicolaus & Company, Incorporated, or the 2019 ATM facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million. We have not yet sold any shares of our common stock under the 2019 ATM facility.

In July 2018, we completed a public offering in which we sold an aggregate of 4,600,000 shares of common stock at a price of $16.75 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $74.5 million.

In January 2018, we sold an aggregate of 3,136,722 shares of our common stock at a weighted-average price per share of $18.85, for net proceeds of approximately $57.4 million, after deducting commissions and offering expenses, under an at-the-market issuance sales agreement, with Cowen and Company, LLC, which was amended in November 2017 and March 2018, or 2017 ATM facility. In July 2018, we terminated the 2017 ATM facility.

In August 2017, we completed a public offering in which we sold an aggregate of 8,805,000 shares of common stock at a price of $6.50 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $53.5 million.

11. Share-Based Compensation

Equity Incentive Plan

In March 2015, our board of directors adopted our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, which provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation to our employees and other service providers. The number of shares of our common stock available for future grant under the 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2020, an automatic increase pursuant to the 2014 Plan occurred, resulting in 1,815,361 additional shares available for future grant under the 2014 Plan. We issue shares of common stock upon the exercise of options with the source of those shares of common stock being newly issued shares.

As of December 31, 2019, a total of up to 10,419,120 shares of common stock have been reserved for issuance under the 2014 Plan. As of December 31, 2019, there were 800,835 shares of common stock reserved for future equity awards issuances under the 2014 Plan.

Stock Options

The exercise price of all stock options granted was equal to no less than the estimated fair market value of such stock on the date of grant. Stock options generally vest over a three to four-year period. The maximum contractual term for all options is ten years. The following is a summary of stock option activity for the year ended December 31, 2019, in thousands (except per share and years data):

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,186	$11.93
Granted	1,948	$16.19
Exercised	(418)	$6.14
Canceled	(636)	$15.63
Outstanding at December 31, 2019	4,080	$13.98	8.0	$9,080
Vested and expected to vest at December 31, 2019	4,080	$13.98	8.0	$9,080
Exercisable at December 31, 2019	1,882	$11.37	7.0	$7,663

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at December 31, 2019 of $13.75 per share and the exercise price of stock options that had strike prices below the closing price.

The following summarizes certain information regarding stock options, in thousands:

	Years Ended December 31,
	2019	2018	2017
Cash received from options exercised during the period	$2,562	$1,035	$232
Intrinsic value of options exercised during the period	$4,311	$1,822	$151

The assumptions used to estimate the fair value of stock options granted to employees using the Black-Scholes model were as follows:

	Years Ended December 31,
	2019	2018	2017
Weighted average grant date fair value per share	$10.93	$12.95	$4.76
Expected volatility	73.1% — 77.2%	76.5% — 79.4%	75.4% — 77.7%
Expected term (in years)	5.50 — 6.08	5.50 — 6.08	5.50 — 6.08
Risk free interest rate	2.1% — 2.8%	2.1% — 2.8%	1.4% — 2.0%
Expected dividend yield	—	—	—

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

As of December 31, 2019, unrecognized estimated compensation expense related to options was $23.0 million, which is expected to be recognized over the weighted-average remaining requisite service period of approximately 2.7 years.

Restricted Stock Awards

Restricted stock awards were granted at a price equal to the estimated fair market value on the date of grant. The restricted stock awards generally vested over four years from the original vesting date, with certain grants subject to one-year cliff vesting. The vesting provisions of individual awards may vary as approved by our board of directors. In connection with the issuance of restricted common stock, we maintained a repurchase right where shares of restricted common stock were released from such repurchase right over a period of time of continued service by the recipient. The repurchase price for unvested stock awards was the lower of (i) the fair market value of the shares of common stock on the date of repurchase or (ii) their original purchase price. As of December 31, 2019, there were no shares subject to repurchase.

The total fair value of restricted stock awards vested during the years ended December 31, 2018 and 2017 was $14.8 million and $12.7 million, respectively. All restricted stock awards fully vested in 2018.

Employee Stock Purchase Plan

In March 2015, our board of directors adopted the 2015 Employee Stock Purchase Plan, or ESPP. The ESPP permits eligible employees to purchase our common stock at a discount through payroll deductions during defined offering periods. Eligible employees may elect to withhold up to 15% of their base earnings to purchase shares of our common stock at a price equal to 85% of the fair market value on the first day of the offering period or the purchase date, whichever is lower. Successive six-month offering periods under the ESPP began on May 21, 2018. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2019, our board of directors elected not to increase the total number of shares of our common stock reserved for issuance under the ESPP for 2020.

For the years ended December 31, 2019 and 2018, cash received from the exercise of purchase rights was approximately $0.4 million and $0.1 million, respectively. As of December 31, 2019, we have issued 39,543 shares under the ESPP. As of December 31, 2019, 199,162 shares of common stock are reserved for future issuance under the ESPP.

The assumptions used to estimate the fair value of ESPP stock purchase rights using the Black-Scholes model were as follows:

	Years Ended December 31,
	2019	2018
Weighted average grant date fair value per share	$4.44	$3.87
Weighted average exercise price per share	$11.01	$10.15
Expected volatility	43.9% — 54.2%	53.8% — 54.4%
Expected term (in years)	0.50	0.50
Risk free interest rate	1.9% — 2.5%	1.8% — 2.3%
Expected dividend yield	—	—

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

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Years Ended December 31,
	2019	2018	2017
Research and development	$3,427	$4,623	$3,048
General and administrative	5,982	4,031	1,497
Total share-based compensation expense	$9,409	$8,654	$4,545

Restricted stock awards:
Employee	$—	$95	$132
Nonemployee	—	2,627	2,077
Total	$—	$2,722	$2,209

Stock options:
Employee	$9,066	$5,581	$2,190
Nonemployee	199	308	146
Total	$9,265	$5,889	$2,336

Employee stock purchase plan:
Employee	$144	$43	$—
Total	$144	$43	$—

12. Related Party Transactions

Our president and chief executive officer is also the sole managing member of Araxes, and is a significant stockholder of each of us and Araxes. The following is a summary of transactions with Araxes for the years ended December 31, 2019, 2018 and 2017:

•	Asset Purchase Agreement

Under the asset purchase agreement with Araxes, for the year ended December 31, 2017, we paid to Araxes a milestone payment of $0.2 million upon dosing of the first patient in the first KO-947 Phase 1 clinical trial in April 2017. There were no payments to Araxes under the asset purchase agreement for the years ended December 31, 2019 or 2018.

•	Facility Sublease

We sublease office space in San Diego, California from Araxes. Rent expense, including operating costs, related to the Sublease and the New Sublease, as applicable, for each of the years ended December 31, 2019, 2018 and 2017 was approximately $0.4 million, $0.3 million and $0.2 million, respectively. Pursuant to the terms of the Sublease, as amended in June 2016, the Sublease would have expired on October 31, 2019. In December 2016, we entered into a third amendment to Sublease pursuant to which the Sublease expired in June 2017.

In December 2016, we entered into the New Sublease with Wellspring, which was assigned from Wellspring to Araxes in August 2019, for office space in San Diego, California. The New Sublease commenced in June 2017 and would have expired on October 31, 2019. In March 2019, the New Sublease was amended to extend until April 30, 2020, and the monthly rent increased to approximately $24,000 per month effective November 1, 2019. See Note 9, Commitments and Contingencies, for further details of the terms of the Sublease and New Sublease.

•	Management Fees

We have a management services agreement with Araxes pursuant to which Araxes pays us monthly fees for management services calculated based on costs incurred by us in the provision of services to Araxes, plus a reasonable mark-up. For the years ended December 31, 2019, 2018 and 2017, we recorded approximately $0.2 million, $0.7 million and $0.8 million, respectively, of management fee income. In addition, the agreement allows for Araxes to reimburse us an amount equal to the number of full-time equivalents, or FTE, performing research and development services for Araxes, at an annual FTE rate of approximately $374,000, plus actual expenses as reasonably incurred. The initial term of this agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the years ended December 31, 2019, 2018 and 2017, we recorded reimbursements of approximately $0.1 million, $0.2 million and $0.3 million, respectively, for research and development services provided to Araxes, which was recorded as a reduction to research and development expenses on the statements of operations and comprehensive loss. As of December 31, 2019 and 2018, approximately nil and $0.2 million, respectively, related to management fees and reimbursements of research and development services are included in accounts receivable, related party on the balance sheets.

•	Services Agreement

We have a services agreement with Wellspring pursuant to which we pay Wellspring for research and development services provided to us in an amount equal to the number of FTE’s performing the services, at an annual FTE rate of $400,000, plus actual expenses as reasonably incurred. The initial term of this services agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the years ended December 31, 2019, 2018 and 2017, we recognized approximately $0.2 million, $1.0 million and $1.2 million, respectively, from research and development services provided to us under this agreement as research and development expense on the statements of operations and comprehensive loss. As of December 31, 2019 and 2018, approximately nil and $0.2 million, respectively, related to research and development services under this agreement are included in accounts payable and accrued expenses on the balance sheets.

We have a services agreement with ALG Partners, Inc., or ALG Partners, a recruiting and temporary staffing agency. Our chief operating officer is an immediate family member of the president of ALG Partners. For the year ended December 31, 2019, expenses recognized as related party transactions with ALG Partners were approximately $0.1 million. There were no related party expenses with ALG Partners for the years ended December 31, 2018 and 2017.

13. Employee Benefit Plan

We have a defined contribution 401(k) plan for all employees. Under the terms of the plan, employees may make voluntary contributions as a percentage or defined amount of compensation. We provide a safe harbor contribution of 3.0% of the employee’s compensation, not to exceed eligible limits. For the years ended December 31, 2019, 2018 and 2017, we incurred approximately $0.3 million, $0.2 million and $0.2 million, respectively, in expenses related to the safe harbor contribution.

14. Income Taxes

For the years ended December 31, 2019, 2018 and 2017, we did not record a provision for income taxes due to a full valuation against our deferred taxes.

Our effective income tax rate differs from the statutory federal rate of 21% for the years ended December 31, 2019 and 2018 and 34% for the year ended December 31, 2017, due to the following, in thousands:

	Years Ended December 31,
	2019	2018	2017
Income taxes at statutory federal rate	$(13,259)	$(12,694)	$(12,048)
State income tax, net of federal benefit	(4,810)	(4,447)	(2,226)
Research and development tax credits	(1,664)	(1,469)	(476)
Share-based compensation	708	870	1,046
Other	199	(8)	(209)
Tax Cut and Jobs Act	—	—	9,517
Valuation allowance	18,826	17,748	4,396
Income tax expense	$—	$—	$—

Significant components of our deferred tax assets are shown below, in thousands:

	December 31,
	2019	2018
Deferred tax assets
Net operating loss carryforwards	$53,590	$37,329
Research and development tax credit carryforwards	4,748	3,140
Share-based compensation	2,134	1,426
Accruals	1,353	931
Intangibles	594	642
Other	171	131
Total deferred tax assets	62,590	43,599
Deferred tax liabilities	(165)	—
Less valuation allowance	(62,425)	(43,599)
Net deferred tax assets	$—	$—

As of December 31, 2019, we had federal net operating loss, or NOL, carryforwards of $184.3 million, of which $108.9 million can be carried forward indefinitely. The remaining federal net operating loss carryforwards of $75.4 million will begin to expire in 2034, unless previously utilized. We had state loss carryforwards of $216.7 million, of which $216.2 million begin to expire in 2034 and $0.5 million begin to expire in 2030, unless previously utilized. We also have federal and state research and development credit carryforwards of $4.6 million and $2.2 million, respectively. The federal research and development credits will begin to expire in 2034, unless previously utilized. Of the state research and development credits, $1.5 million will carryforward indefinitely and approximately $0.7 million will begin to expire in 2031, unless previously utilized.

We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our tax years since inception are subject to examination by the federal and state jurisdictions due to the carryforward of unutilized net operating losses and research and development credits. We have not been, nor are we currently, under examination by the federal or any state tax authority.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Based on the weight of the evidence, including our limited existence and losses since inception, management has determined that it is more likely than not that the deferred tax assets will not be realized and therefore has recorded a full valuation allowance against the deferred taxes. The valuation allowance increased by $18.8 million from December 31, 2018.

Pursuant to Sections 382 and 383 of the IRC annual use of our NOL or research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We previously completed a study to assess whether an ownership change, as defined by IRC Section 382, had occurred from our formation through March 31, 2016. Based upon this study, we determined that an ownership change occurred but concluded the annual utilization limitation would be sufficient to utilize our pre-ownership change NOLs and research and development credits prior to expiration. We completed additional studies and concluded no further ownership changes occurred through December 31, 2018. We have not completed a study for 2019, however, we do not expect any material limitations to the utilization of NOL’s or research and development credits. Future ownership changes may limit our ability to utilize remaining tax attributes. Any carryforwards that will expire prior to utilization as a result of such additional limitations will be removed from deferred tax assets, with a corresponding reduction of the valuation allowance.

In accordance with authoritative guidance, the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table summarizes the activity related to our unrecognized tax benefits, in thousands:

	December 31,
	2019	2018	2017
Gross unrecognized tax benefits at the beginning of the year	$1,063	$615	$358
Increases related to prior year tax positions	—	—	42
Increases from tax positions taken in the current year	678	448	215
Gross unrecognized tax benefits at the end of the year	$1,741	$1,063	$615

Our practice is to recognize interest and penalties related to income tax matters in income tax expense. There was no accrued interest or penalties included on the balance sheets as of December 31, 2019 and 2018, and we have not recognized interest and penalties on the statements of operations and comprehensive loss for the years ended December 31, 2019, 2018 or 2017.

We do not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

15. Selected Quarterly Financial Data (Unaudited)

The following is a summary of our quarterly results for the years ended December 31, 2019 and 2018, in thousands, (except per share data):

	Quarter				Year Ended
	First	Second	Third	Fourth	December 31, 2019
Operating expenses	$14,951	$15,891	$17,674	$18,963	$67,479
Net loss	$(13,940)	$(14,943)	$(16,392)	$(17,865)	$(63,140)
Basic and diluted net loss per share	$(0.37)	$(0.38)	$(0.36)	$(0.39)	$(1.51)
Shared used in computing net loss per share, basic and diluted	38,168	38,928	45,241	45,333	41,946

	Quarter				Year Ended
	First	Second	Third	Fourth	December 31, 2018
Operating expenses	$14,991	$15,276	$15,982	$16,634	$62,883
Net loss	$(14,604)	$(14,739)	$(15,007)	$(16,097)	$(60,447)
Basic and diluted net loss per share	$(0.46)	$(0.45)	$(0.40)	$(0.42)	$(1.72)
Shared used in computing net loss per share, basic and diluted	31,829	32,971	37,789	38,079	35,191

Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

16. Subsequent Event

On January 8, 2020, we entered into the San Diego Lease with BRE CA Office Owner LLC for the lease of approximately 13,420 square feet of rentable area of the building located at 12730 High Bluff Drive, San Diego, California 92130. The commencement of the San Diego Lease is expected to be May 1, 2020. The initial term of the San Diego Lease is five years and four months, to expire on August 31, 2025, and we have a one-time option to extend the San Diego Lease for a period of five additional years. The minimum rent payable under the San Diego Lease will be approximately $58,000 per month for the first year, which amount will increase by 3.0% per year over the initial term. Additionally, the lease provides for an allowance of approximately $1.0 million for the reimbursement of allowable tenant improvements expenses. We expect to use the premises as our new principal executive office and for general office use. In addition to base monthly rent, we will be obligated to pay for taxes, insurance and utilities applicable to the leased property.