Form 10-Q
period 2020-03-31
Kura Oncology, Inc.
filed 2020-05-04
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of the close of business on April 30, 2020, the registrant had 45,436,664 shares of Common Stock ($0.0001 par value) outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,811	$26,135
Short-term investments	183,124	210,756
Accounts receivable, related party	31	30
Prepaid expenses and other current assets	4,164	2,682
Total current assets	221,130	239,603
Property and equipment, net	805	44
Restricted cash	210	—
Other long-term assets	4,317	2,325
Total assets	$226,462	$241,972

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$13,554	$15,314
Current portion of long-term debt, net	1,000	250
Total current liabilities	14,554	15,564
Long-term debt, net	6,500	7,250
Other long-term liabilities	2,207	377
Total liabilities	23,261	23,191
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 45,430 and 45,384 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	434,722	431,322
Accumulated other comprehensive income	561	331
Accumulated deficit	(232,087)	(212,877)
Total stockholders' equity	203,201	218,781
Total liabilities and stockholders' equity	$226,462	$241,972

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Expenses:
Research and development (includes related party amounts of $132 and $53 for the three months ended March 31, 2020 and 2019, respectively)	$12,575	$10,382
General and administrative (includes related party amounts of $111 and $87 for the three months ended March 31, 2020 and 2019, respectively)	7,625	4,569
Total operating expenses	20,200	14,951
Other Income (Expense):
Management fee income, related party	15	126
Interest income	1,119	1,030
Interest expense	(144)	(145)
Total other income	990	1,011
Net Loss	$(19,210)	$(13,940)

Net loss per share, basic and diluted	$(0.42)	$(0.37)
Weighted average number of shares used in computing net loss per share, basic and diluted	45,411	38,168

Comprehensive Loss:
Net loss	$(19,210)	$(13,940)
Other comprehensive income:
Unrealized gain on marketable securities and foreign currency	230	149
Comprehensive Loss	$(18,980)	$(13,791)

 See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	45,384	$5	$431,322	$331	$(212,877)	$218,781
Share-based compensation expense	—	—	3,153	—	—	3,153
Issuance of common stock from exercise of options	46	—	247	—	—	247
Other comprehensive income	—	—	—	230	—	230
Net loss	—	—	—	—	(19,210)	(19,210)
Balance at March 31, 2020	45,430	$5	$434,722	$561	$(232,087)	$203,201

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	38,148	$4	$310,849	$(131)	$(149,737)	$160,985
Share-based compensation expense	—	—	2,269	—	—	2,269
Issuance of common stock from exercise of options	21	—	102	—	—	102
Other comprehensive income	—	—	—	149	—	149
Net loss	—	—	—	—	(13,940)	(13,940)
Balance at March 31, 2019	38,169	$4	$313,220	$18	$(163,677)	$149,565

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net loss	$(19,210)	$(13,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,153	2,269
Amortization of premium and accretion of discount on marketable securities, net	(110)	(540)
Changes in operating assets and liabilities:
Accounts receivable, related party	(1)	45
Prepaid expenses and other current assets	(1,482)	146
Other long-term assets	160	(182)
Accounts payable and accrued expenses	(2,391)	(2,065)
Other long-term liabilities	59	16
Net cash used in operating activities	(19,822)	(14,251)

Investing Activities
Maturities and sales of marketable securities	39,246	66,656
Purchases of marketable securities	(11,274)	(50,848)
Purchases of property and equipment	(511)	—
Net cash provided by investing activities	27,461	15,808

Financing Activities
Proceeds from exercise of stock options	247	102
Net cash provided by financing activities	247	102
Net increase in cash, cash equivalents and restricted cash	7,886	1,659
Cash, cash equivalents and restricted cash at beginning of period	26,135	16,119
Cash, cash equivalents and restricted cash at end of period	$34,021	$17,778

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

References in these Notes to Unaudited Condensed Financial Statements to the “Company,” “we,” “our” or “us,” refer to Kura Oncology, Inc.

Basis of Presentation

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission on February 25, 2020, from which we derived our balance sheet as of December 31, 2019. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The preparation of the unaudited condensed financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported on our unaudited condensed financial statements and accompanying notes. The amounts reported could differ under different estimates and assumptions. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to inform our critical accounting estimates. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates.

The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with any confidence, such as the duration and severity of the COVID-19 pandemic, steps required or mandated by governments to mitigate the impact of COVID-19 or the effectiveness of actions to prevent, contain and treat COVID-19, particularly in the geographies where we, our third party manufacturers, contract research organizations or current and planned clinical trial sites operate. We cannot presently predict the scope and severity of any potential business disruptions, interruptions or shutdowns. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition.

2. Summary of Significant Accounting Policies

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

Restricted Cash

Under the terms of an office lease entered into in March 2020, we are required to maintain a standby letter of credit during the term of the lease. As of March 31, 2020, restricted cash of $0.2 million was pledged as collateral for the letter of credit.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed balance sheets that sum to the total of the amounts shown in the unaudited condensed statements of cash flows, in thousands:

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Cash and cash equivalents	$33,811	$26,135	$17,778	$16,119
Restricted cash	210	—	—	—
Total	$34,021	$26,135	$17,778	$16,119

Net Loss per Share

Net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, outstanding stock options, an outstanding warrant and employee stock purchase plan rights are excluded from the calculation of diluted net loss per common share for the periods presented as their effect would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the antidilutive effect of the securities. More specifically, for the three months ended March 31, 2020 and 2019, outstanding stock options, an outstanding warrant and employee stock purchase plan rights totaling approximately 5,368,000 shares and 4,383,000 shares, respectively, were excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in prior GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses, and establishes additional disclosures related to credit risks. We adopted ASU 2016-13 on January 1, 2020. The adoption of the new standard did not have a material impact on our unaudited condensed financial statements. We will continue to actively monitor the impact of the recent coronavirus (COVID-19) pandemic on expected credit losses.

3. Investments

We invest in available-for-sale securities consisting of money market funds, corporate debt securities, U.S. Treasury securities and commercial paper. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments on our unaudited condensed balance sheets.

The following tables summarize, by major security type, our investments that are measured at fair value on a recurring basis, in thousands:

		March 31, 2020
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$30,881	$—	$—	$30,881

Short-term investments:
Corporate debt securities	2 or less	84,224	15	(89)	84,150
U.S. Treasury securities	2 or less	71,063	635	—	71,698
Commercial paper	1 or less	27,276	—	—	27,276
Total short-term investments		182,563	650	(89)	183,124
Total		$213,444	$650	$(89)	$214,005

		December 31, 2019
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$18,445	$—	$—	$18,445

Short-term investments:
Corporate debt securities	2 or less	113,466	182	—	113,648
U.S. Treasury securities	2 or less	76,108	149	—	76,257
Commercial paper	1 or less	20,851	—	—	20,851
Total short-term investments		210,425	331	-	210,756
Total		$228,870	$331	$—	$229,201

The available-for-sale investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of March 31, 2020, $173.0 million of our short-term investments had maturities less than one year, and $10.1 million had maturities between one to two years. Realized gains and losses were de minimus for the three months ended March 31, 2020.

We evaluate our available-for-sale debt securities for credit losses when the amortized cost basis exceeds fair value. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss). When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. We recorded no allowance for credit losses in the statement of operations and comprehensive loss during the three months ended March 31, 2020.

4. Fair Value Measurements

As of March 31, 2020 and December 31, 2019, we had cash equivalents and short-term investments measured at fair value on a recurring basis. Available-for-sale marketable securities consist of U.S. Treasury securities, which were measured at fair value using Level 1 inputs, and corporate debt securities and commercial paper, which were measured at fair value using Level 2 inputs. We determine the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. We validate the fair values of Level 2 financial instruments by comparing these fair values to a third-party pricing source.

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	March 31, 2020
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$30,881	$30,881	$—

Short-term investments:
Corporate debt securities	84,150	—	84,150
U.S. Treasury securities	71,698	71,698	—
Commercial paper	27,276	—	27,276
Total short-term investments	183,124	71,698	111,426
Total	$214,005	$102,579	$111,426

	December 31, 2019
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$18,445	$18,445	$—

Short-term investments:
Corporate debt securities	113,648	—	113,648
U.S. Treasury securities	76,257	76,257	—
Commercial paper	20,851	—	20,851
Total short-term investments	210,756	76,257	134,499
Total	$229,201	$94,702	$134,499

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy.

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	March 31, 2020	December 31, 2019
Computer software and equipment and laboratory equipment	$136	$136
Furniture and fixtures	511	—
Leasehold improvements	250	—
Property and equipment, gross	897	136
Less: accumulated depreciation	(92)	(92)
Property and equipment, net	$805	$44

Furniture and fixtures and leasehold improvements are being constructed for our new office facilities and have not been placed into service as of March 31, 2020.

Accounts payable and accrued liabilities consisted of the following, in thousands:

	March 31, 2020	December 31, 2019
Accounts payable	$2,453	$3,526
Accrued research and development expenses	7,052	6,970
Accrued compensation and benefits	2,088	3,694
Other accrued expenses	1,961	1,124
Total accounts payable and accrued expenses	$13,554	$15,314

6. Leases

 We have a sublease with a related party for office space in San Diego, California, or Sublease, and a lease for office space in Cambridge, Massachusetts, that existed before January 1, 2019 and were classified as operating leases. In March 2019, the Sublease was amended to extend the expiration date from October 31, 2019 to April 30, 2020 with the monthly rent increased from approximately $16,000 to approximately $24,000 per month effective November 1, 2019. In April 2020, the Sublease was amended to extend the expiration date from April 30, 2020 to June 30, 2020 with no change to the amount of monthly rent. See Note 8, Related Party Transactions, for further details of the Sublease.

In January 2020, we entered into an office lease agreement for our future corporate offices in San Diego, California, or San Diego Lease, which would have commenced on May 1, 2020. In May 2020, the commencement date has subsequently been amended to August 1, 2020, as described in Note 9, Subsequent Events. The San Diego Lease term is five years and four months and provides for a one-time option to extend for a period of five additional years. The monthly base rent is approximately $58,000 for the first year, which amount will increase by 3.0% per year over the initial term. In addition, the lease is subject to charges for common area maintenance and other costs. The lease provides four month rent abatement periods during the first year of the lease and approximately $1.0 million in reimbursement for allowable tenant improvements, which effectively reduce the total lease payments owed for the lease. The San Diego Lease is considered to be an operating lease. For accounting purposes, the lease commencement date was determined to be March 2020 when we had control of the office space. We recorded operating lease right-of-use, or ROU, asset and operating lease liability of approximately $2.2 million on our unaudited condensed balance sheet.

 In March 2020, we entered into a lease for office space in Boston, Massachusetts, or the Boston Lease, commencing on April 1, 2020 and expiring on July 31, 2024. The lease provides for one option to extend the lease for a period of five additional years. The monthly base rent will be approximately $105,500 for the first year, which amount will increase by 2.0% per year over the initial term. In addition to base monthly rent, we will be obligated to pay for common area maintenance and other costs. Under the terms of the Boston Lease, we are required to maintain a standby letter of credit of approximately $0.2 million during the term of the lease. As of March 31, 2020, we had not taken control of the space and the lease term had not commenced; therefore, no ROU asset or lease liability has been recorded.

Maturities of lease liabilities as of March 31, 2020 are as follows, in thousands:

Year Ending December 31,
2020 (remaining)*	$(739)
2021	706
2022	728
2023	749
2024	772
2025	527
Total lease payments	2,743
Less: imputed interest	(526)
Total operating lease liabilities	$2,217

*	Includes tenant incentives of $1.0 million to be received from the landlord in 2020.

As of December 31, 2019, we had remaining lease liabilities of approximately $0.3 million which will mature in 2020. ROU assets are recorded in other long-term assets on our unaudited condensed balance sheets. Current and non-current lease liabilities are recorded in accounts payable and accrued expenses and other long-term liabilities, respectively, on our unaudited condensed balance sheets. As of March 31, 2020 and December 31, 2019, total operating lease ROU assets were $2.2 million and $0.2 million, respectively. As of March 31, 2020 and December 31, 2019, total operating lease liabilities were $2.2 million and $0.3 million, respectively, $1.8 million of which was recorded as noncurrent lease liability as of March 31, 2020. As of March 31, 2020 and December 31, 2019, the weighted-average discount rate was 5.6% and 6.5%, respectively. As of March 31, 2020 and December 31, 2019, the weighted-average remaining lease term was 5.2 years and 0.5 years, respectively.

Total cash paid for amounts included in the measurement of lease liabilities was $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. ROU assets obtained in exchange for operating lease liabilities were $2.2 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.

Total operating lease expense was approximately $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. We have entered into short-term operating leases that are not recorded on the unaudited condensed balance sheet. Total rent expense of all operating leases for the three months ended March 31, 2020 and 2019 was approximately $0.3 million and $0.1 million, respectively.

7. Share-Based Compensation

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended March 31,
	2020	2019
Research and development	$1,170	$797
General and administrative	1,983	1,472
Total share-based compensation expense	$3,153	$2,269

As of March 31, 2020, unrecognized compensation costs related to employee stock options was approximately $30.5 million, which is expected to be recognized over a weighted average period of approximately 3.0 years.

8. Related Party Transactions

Our president and chief executive officer is also the sole managing member of Araxes Pharma LLC, or Araxes, and is a significant stockholder of each of us and Araxes. The following is a summary of related party transactions for the three months ended March 31, 2020 and 2019:

•	Facility Sublease

We subleased office space in San Diego, California from Araxes pursuant to the Sublease. The Sublease commenced in June 2017 and would have expired on October 31, 2019. In March 2019, the Sublease was amended to extend until April 30, 2020, and the monthly rent increased to approximately $24,000 per month effective November 1, 2019, corresponding to the increase in Araxes’ monthly rent. In April 2020, the Sublease was amended to extend the expiration date to June 30, 2020 with no change to the amount of monthly rent. For the three months ended March 31, 2020 and 2019, rent expense, including operating costs, related to our sublease was approximately $0.1 million in both periods.

•	Management Fees

We have a management services agreement with Araxes pursuant to which Araxes pays us monthly fees for management services calculated based on costs incurred by us in the provision of services to Araxes, plus a reasonable mark-up. For the three months ended March 31, 2020 and 2019, we recorded approximately $0.1 million in management fee income in both periods. In addition, the agreement allows for Araxes to reimburse us an amount equal to the number of full-time equivalents, or FTE, performing research and development services for Araxes, at an annual FTE rate of approximately $382,000, plus actual expenses as reasonably incurred. The initial term of this agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended March 31, 2020 and 2019, we recorded reimbursements of nil and approximately $0.1 million, respectively, for research and development services provided to Araxes, which was recorded as a reduction to research and development expenses, on our unaudited condensed statements of operations and comprehensive loss. As of March 31, 2020 and December 31, 2019, approximately $0.1 million in both periods related to management fees and reimbursements of research and development services, which are included in accounts receivable, related party on our unaudited condensed balance sheets.

•	Services Agreement

We have a services agreement with Wellspring Biosciences, Inc., or Wellspring, pursuant to which we pay Wellspring for research and development services provided to us in an amount equal to the number of FTE’s performing the services, at an annual FTE rate of $400,000, plus actual expenses as reasonably incurred. The initial term of this services agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended March 31, 2020 and 2019, we recognized approximately $0.1 million in both periods, from research and development services provided to us under this agreement as research and development expense on our unaudited condensed statements of operations and comprehensive loss. As of March 31, 2020 and December 31, 2019, approximately $0.1 million and nil, respectively, related to research and development services under this agreement, which are included in accounts payable and accrued expenses on our unaudited condensed balance sheets.

9. Subsequent Events

On April 3, 2020, we entered into the First Amendment to Loan and Security Agreement with Silicon Valley Bank to extend the additional draw period. Under the terms of the loan and security agreement, as amended, we may, at our sole discretion, borrow up to an additional $12.5 million at any time until November 30, 2020.

On April 22, 2020, we entered into a Second Amendment to Sublease with Araxes to extend the expiration of the Sublease to June 30, 2020.

On May 2, 2020, we entered into a First Amendment to the San Diego Lease, to amend the commencement date from May 1, 2020 to August 1, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and notes thereto as of and for the fiscal year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission, or SEC, on February, 25, 2020.

This Quarterly Report includes forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, that involve a number of risks, uncertainties and assumptions. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “seek”, “estimate,” “predict,” “potential,” “continue,” “likely,” or “opportunity,” the negative of these words or other similar words. Similarly, statements that describe our plans, strategies, intentions, expectations, objectives, goals or prospects and other statements that are not historical facts are also forward-looking statements. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report was filed with the SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, the risk factors identified in our SEC reports, including this Quarterly Report. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to update publicly or revise our forward-looking statements.

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

Our most advanced solid tumor indication for tipifarnib is in patients with head and neck squamous cell carcinoma, or HNSCC, that carry mutations in the HRAS gene. In September 2017, we reported that our ongoing proof-of-concept Phase 2 clinical trial of tipifarnib in patients with HRAS mutant relapsed or refractory HNSCC, or RUN-HN, achieved its primary efficacy endpoint. In October 2018, we reported updated data from RUN-HN showing a significant association between tumor HRAS mutant allele frequency and clinical benefit from tipifarnib. Based upon these observations, we introduced a minimum HRAS mutant variant allele frequency as an entry criterion in the RUN-HN trial. Following feedback from the U.S. Food and Drug Administration, or the FDA, and other regulatory authorities, we initiated a global, multi-center, open-label, non-comparative registration-directed clinical trial of tipifarnib in HRAS mutant HNSCC in November 2018. The clinical trial has two cohorts: a treatment cohort, which we call AIM-HN, and a prospective observational cohort, which we call SEQ-HN. AIM-HN is presently designed to enroll at least 59 evaluable HNSCC patients who have received prior platinum-based therapy. On December 16, 2019, we reported that the FDA granted Fast Track Designation to tipifarnib for the treatment of patients with HRAS mutant HNSCC after progression on platinum therapy.

On May 4, 2020, we announced that we intend to amend AIM-HN to enable enrollment of patients with any HRAS mutation in order to assess the potential for clinical benefit in the overall HRAS mutant HNSCC population. As result, we anticipate AIM-HN will ultimately be designed to enroll additional evaluable HNSCC patients. Our expected amendments to AIM-HN would not change the primary outcome measure of objective response rate in patients with high HRAS mutant variant allele frequency. As a result of the COVID-19 pandemic and the anticipated additional patients in the trial, we anticipate we will face delays in our timelines and milestones for the AIM-HN trial and, accordingly, are unable to reasonably forecast at this time when our AIM-HN trial will become fully enrolled.

Our second product candidate is KO-539, a potent, selective, reversible and oral small molecule inhibitor of the mixed-lineage leukemia 1, or MLL1, gene (now renamed Lysine K-specific MethylTransferase 2A, or KMT2A), or menin-KMT2A(MLL), protein-protein interaction. We have generated preclinical data that support the potential anti-tumor activity of KO-539 in genetically defined subsets of acute leukemia, including those with rearrangements or partial tandem duplications in the MLL gene as well as those with oncogenic driver mutations in genes such as nucleophosmin 1, or NPM1. The novel mechanism of action targets epigenetic dysregulation and removes a key block to cellular differentiation to drive anti-tumor activity. We believe KO-539 has the potential to address approximately 35% of acute myeloid leukemia, or AML, including NPM1-mutant AML and KMT2A(MLL)-rearranged AML. In the pediatric population, KMT2A(MLL)-rearranged leukemias make up approximately 10% of acute leukemias in all age groups and in the case of infant leukemias, the incidence of KMT2A(MLL) rearrangements is 70–80%. These pediatric leukemia sub-types portend a poorer prognosis and five-year survival rate than other sub-types and therefore represent significant unmet medical needs given the lack of curative therapeutic options.

We received orphan drug designation for KO-539 for the treatment of acute myeloid leukemia, or AML, from the FDA in July 2019. We initiated our Phase 1/2A clinical trial of KO-539 in relapsed or refractory AML in September 2019 and are actively recruiting at multiple sites in the U.S. and France with the anticipation of expanding worldwide. Our menin-MLL Phase 1/2A clinical trial, which we call the Kura Oncology Menin-MLL Trial, or KOMET-001, has an accelerated design and will determine a recommended Phase 2 dosing, or RP2D, using a modified toxicity probability interval, or MTPI, model. We are seeking to achieve a RP2D for KO-539 with the potential to enrich in NPM1-mutant AML and MLL-rearranged genetically defined subgroups by the end of 2020. We have issued and pending composition of matter patents in the United States and other major markets, which are anticipated to provide protection to at least 2036.

Other Clinical Developments

On May 4, 2020, we announced the suspension and termination of certain development activities due to a pipeline prioritization review. These changes included suspension of the initiation of a planned registration directed study for tipifarnib in T-cell lymphoma, suspension of a planned Phase 2 clinical trial for tipifarnib in pancreatic cancer and termination of our KO-947 extracellular signal related kinase, or ERK, inhibitor program.

Liquidity Overview

As of March 31, 2020, we had cash, cash equivalents and short-term investments of $216.9 million. We have a term loan facility with Silicon Valley Bank under which we may, at our sole discretion, borrow up to an additional $12.5 million at any time until November 30, 2020. In addition, we have an at-the-market issuance sales agreement with SVB Leerink LLC and Stifel, Nicolaus & Company, Incorporated, or ATM facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million. We have not yet sold any shares of our common stock under the ATM facility. To date, we have not generated any revenues from product sales, and we do not have any approved products. Since our inception, we have funded our operations primarily through equity and debt financings. We anticipate that we will require significant additional financing in the future to continue to fund our operations as discussed more fully below under the heading “Liquidity and Capital Resources.”

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of March 31, 2020, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Completion of clinical trials may take several years or more, and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	managing the impact of COVID-19 pandemic and related precautions on the operation of our clinical trials;
•	per patient clinical trial costs;
•	the number of clinical trials required for approval;
•	the number of sites included in the clinical trials;
•	the length of time required to enroll suitable patients;
•	the number of doses that patients receive;
•	the number of patients that participate in the clinical trials;
•	the drop-out or discontinuation rates of patients;
•	the duration of patient follow-up;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the number and complexity of analyses and tests performed during the clinical trial;
•	the phase of development of the product candidate; and
•	the efficacy and safety profile of the product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits, share-based compensation and other personnel costs for employees in executive, finance, business development and support functions. Other significant general and administrative expenses include the costs associated with obtaining and maintaining our patent portfolio, professional services for audit, legal, pre-commercial planning, investor and public relations, corporate activities and allocated facilities.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table sets forth our results of operations for the periods presented, in thousands:

	Three Months Ended March 31,
	2020	2019	Change
Research and development expenses	$12,575	$10,382	$2,193
General and administrative expenses	7,625	4,569	3,056
Other income, net	990	1,011	(21)

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended March 31,
	2020	2019	Change
Tipifarnib-related costs	$6,192	$5,896	$296
KO-947-related costs	769	980	(211)
KO-539-related costs	888	353	535
Personnel costs and other expenses	3,556	2,356	1,200
Share-based compensation expense	1,170	797	373
Total research and development expenses	$12,575	$10,382	$2,193

The increase in KO-539-related research and development expenses was primarily due to the initiation of the Phase 1/2A clinical trial for KO-539 in September 2019. Personnel costs and other expenses include employee salaries and related expenses, facilities expense and overhead expenses. The increase in personnel costs and other expenses was to support our registration-directed clinical trial for tipifarnib and the Phase 1/2A clinical trial of KO-539. We expect our research and development expenses to increase in future periods as we continue clinical development activities for tipifarnib and KO-539.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to increases of $0.9 million in pre-commercial planning expenses, $0.6 million in recruiting fees, $0.6 million in personnel costs and $0.5 million in non-cash share-based compensation expense. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

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

In November 2018, we entered into a loan and security agreement with Silicon Valley Bank providing for up to $20.0 million in a series of term loans. The loan and security agreement was subsequently amended in April 2020 to extend the second draw period. The loan and security agreement, as amended, shall be referred to as the loan agreement. Under the terms of the loan agreement, we borrowed $7.5 million, or Term A Loan, and we may, at our sole discretion, borrow up to an additional $12.5 million at any time until November 30, 2020, or Term B Loan, and together with Term A Loan, the Term Loans. In addition, each Term B Loan must be in an amount equal to the lesser of $5.0 million or the amount that is remaining under the Term B Loan. All of the Term Loans will be due on the scheduled maturity date of May 1, 2023, or Maturity Date. Repayment of the Term Loans is interest only through November 30, 2020, followed by 30 equal monthly payments of principal plus accrued interest commencing on December 1, 2020. The per annum interest rate for the Term Loans is the greater of (i) 5.50% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal plus (b) 0.25%. In addition, a final payment of 7.75% of the amounts of the Term Loans drawn will be due on the earlier of the Maturity Date, acceleration or prepayment of the Term Loans. If we elect to prepay the Term Loans, a prepayment fee equal to 1% or 2% of the then outstanding principal balance also will be due, depending upon when the prepayment occurs.

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

We have incurred operating losses since inception and negative cash flows from operating activities. As of March 31, 2020, we had an accumulated deficit of $232.1 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of March 31, 2020, we had cash, cash equivalents and short-term investments of $216.9 million. Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2022. During the period of uncertainty of volatility related to the COVID-19 pandemic, we will continue to monitor our liquidity.

Our future capital requirements will depend on many factors, including:

•

the scope, progress, results and costs of drug discovery, pre-clinical development, laboratory testing and clinical trials for our product candidates, including as such activities may be adversely impacted by COVID-19;

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, collaborations, strategic partnerships or licensing arrangements. Other than our term loan facility, we do not have any committed external source of funds. Additional capital may not be available on reasonable terms, if at all. Subject to limited exceptions, our term loan facility also prohibits us from incurring indebtedness without the prior written consent of the lender. To the extent that we raise additional capital through the sale of stock or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have experienced extreme volatility, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. If equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be unable to carry out our business plan. As a result, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our product candidates even if we would otherwise prefer to develop and commercialize such product candidates ourselves, and our business, financial condition and results of operations would be materially adversely affected.

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Three Months Ended March 31,
	2020	2019	Change
Net cash used in operating activities	$(19,822)	$(14,251)	$(5,571)
Net cash provided by investing activities	27,461	15,808	11,653
Net cash provided by financing activities	247	102	145

Operating Activities. The increase in net cash used in operating activities for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to an increase of $5.3 million in net loss and an increase of $1.6 million in prepaid expenses and other current assets, offset by an increase of $0.9 million in non-cash share based compensation expense.

Investing Activities. The increase in net cash provided by investing activities for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to a decrease of $39.6 million in purchases of marketable securities, offset by a decrease of $27.4 million in maturities and sales of marketable securities.

Financing Activities. The increase in net cash provided by financing activities for the three months ended March 31, 2020 compared to the same period in 2019 was due to an increase in proceeds from the exercise of stock options.

Contractual Obligations

The following is a summary of our significant contractual obligations as of March 31, 2020, in thousands:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Long-term debt, including current portion(1)	$7,500	$1,000	$6,000	$500	$—
Interest payments on long-term debt(2)	1,401	411	405	585	—
Operating leases(3)	9,464	1,431	4,039	3,661	333
Total	$18,365	$2,842	$10,444	$4,746	$333

______________________

(1)	Principal payments on our term loan facility.
(2)

Interest payments on our term loan facility. The per annum interest rate for the Term Loans is the greater of (i) 5.50% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal plus (b) 0.25%. The interest rate as of March 31, 2020 was 5.50%. In addition, a final payment of 7.75% of the amounts of the Term Loans drawn will be due on the earlier of the maturity date, acceleration or prepayment of the Term Loans.

(3)	Future minimum lease payments under our office leases in San Diego, California, Cambridge, Massachusetts and Boston, Massachusetts.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies and Management Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed financial statements required estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in the unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to inform our critical accounting estimates.

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Management Estimates,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in money market funds, corporate debt securities, U.S. Treasury securities and commercial paper. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the unaudited condensed statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on March 31, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

We are also subject to interest expense fluctuations through our Term Loans, which as of March 31, 2020 bear interest at a rate equal to the greater of (i) 5.50% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal plus (b) 0.25% and are therefore exposed to changes in interest rates through their maturity date of May 2023. If a 10% change in interest rates were to have occurred on March 31, 2020, this change would not have had a material effect on our interest expense as of that date.

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during any periods presented herein.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the quarter covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information included or incorporated by reference in this Quarterly Report and in our other public filings, you should carefully consider the risks described below in evaluating our company. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 25, 2020.

Risks Related to the COVID-19 Pandemic

Our operations, business and financial results has been and could continue to be adversely impacted by the current public health pandemic related to COVID-19.*

In January 2020, the World Health Organization, or WHO, announced a global health emergency because of a new strain of novel coronavirus known as COVID-19 originating in Wuhan, China and, in March 2020, the WHO declared the COVID-19 outbreak a pandemic, or the COVID-19 pandemic. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business interruptions and shutdowns. These precautions have disrupted our business operations and prospects. For example, we have experienced, and expect to continue to experience, patient screening and enrollment at a slower pace at many of our clinical trial sites than what was projected when the trials began. In addition, some of our clinical sites have experienced challenges in conducting trial activities due to facility restrictions, quarantines, travel restrictions and other precautions. The COVID-19 outbreak and mitigation measures have had and may continue to have an adverse impact on global economic conditions which could impair our ability to raise capital when needed. While we expect the disruption from COVID-19 to have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

Risks Related to Our Financial Position and Need For Additional Capital

We expect to incur losses over the next several years and may never achieve or maintain profitability.*

To date, we have financed our operations primarily through equity and debt financings. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially if and as we:

•	manage the risks associated with the COVID-19 pandemic or any other similar health emergencies;
•	continue research and development of our product candidates;
•	initiate new clinical trials for our product candidates;
•	seek marketing approvals for our product candidates;
•	enter into collaboration arrangements for companion diagnostics for our product candidates;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	incur increased costs as a result of continued operations as a public company.

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, successfully developing companion diagnostics, obtaining marketing approval from the FDA and other global Regulatory authorities for these product candidates, the manufacturing, marketing and selling of these products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or even sufficient to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

The COVID-19 pandemic has caused volatility in the global financial markets and threatened a slowdown in the global economy, which may have a material adverse effect on our ability to raise additional capital on attractive terms or at all.

We are a clinical-stage company with no approved products and no historical product revenue. Consequently, we expect that our financial and operating results will vary significantly from period to period.*

We are a clinical-stage company that has incurred losses since our inception and expect to continue to incur substantial losses in the foreseeable future. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We expect our actual financial condition and operating results to fluctuate significantly from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control, including COVID-19. Factors relating to our business that may contribute to these fluctuations include:

•	the success of our clinical trials through all phases of clinical development;
•	delays in the commencement, enrollment and completion of clinical trials;
•

our ability to secure and maintain collaborations, licensing or other strategic partnerships for the future development and/or commercialization of our product candidates, as well as meet the terms of those arrangements;

•	our and our third-party collaborators’ ability to develop and validate companion diagnostics for our product candidates;
•	our ability to obtain, as well as the timeliness of obtaining, additional funding to develop our product candidates;
•	the results of clinical trials or marketing applications for other product candidates that may compete with our portfolio of product candidates;
•	competition from existing products or new products that may receive marketing approval;
•	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;
•	any delays in regulatory review and approval of our product candidates;
•	our ability to identify and develop additional product candidates;
•	the ability of patients or healthcare providers to obtain sufficient coverage and adequate reimbursement for our products;
•	our ability, and the ability of third parties such as contract research organizations, or CROs, to adhere to clinical trial and other regulatory requirements;
•

the ability of third-party manufacturers to manufacture our product candidates and the ability to obtain key ingredients needed to produce materials for clinical trial material in order to conduct clinical trials and, if approved, successfully produce commercial products;

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

We will need to obtain substantial additional capital in connection with our continuing operations. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish certain rights to our technologies or product candidates.*

Until such time, if ever, as we can generate sufficient product revenues to fund our operations, we will need to raise additional capital in connection with our continuing operations. We expect to finance our cash needs through a combination of equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of our stockholders as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global credit and financial markets have recently experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate, it may make any additional debt or equity financing more difficult, more costly and more dilutive.

In March 2019, we entered into the ATM facility with SVB Leerink LLC and Stifel, Nicolaus & Company, Incorporated, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million. We have not yet sold any shares of our common stock under the ATM facility.

In November 2018, we entered into the loan agreement with Silicon Valley Bank, providing for up to $20.0 million in a series of term loans, which was subsequently amended in April 2020 to extend the second draw period. Under the terms of the loan agreement, we have borrowed $7.5 million, with an additional $12.5 million available at any time until November 30, 2020. Other than our term loan facility, we do not have any committed external source of funds. While any amounts are outstanding under our term loan facility, we are subject to affirmative and restrictive covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. If we default under our term loan facility, the lender may accelerate our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lender could declare a default under our term loan facility upon the occurrence of an event of default, which includes our failure to satisfy our payment obligations under the loan agreement, the breach of certain of our other covenants under the loan agreement or the occurrence of a material adverse change, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

Risks Related to the Discovery and Development of Our Product Candidates

Our ability to conduct our clinical trials has been and could continue to be adversely impacted by the COVID-19 pandemic.*

The COVID-19 pandemic has and could continue to adversely impact our ability to recruit and retain patients, clinical investigators, clinical trial sites and their staff, caregivers and healthcare providers as necessary. The COVID-19 pandemic may negatively affect the operations of third-party suppliers and service providers that we rely upon to carry out our clinical trials or the operations of our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates for our clinical trials. Furthermore, the COVID-19 pandemic may delay startup of new clinical trial sites and enrollment in our clinical trials due to prioritization of hospital resources toward the pandemic, requirements for working remotely and restrictions in travel. Some patients may be unwilling to enroll in our current and future clinical trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. Increased demand at clinical trial sites and quarantined doctors and staff may reduce personnel and other available resources at clinical trial sites needed to conduct our clinical trials and may cause the screening of new patients or clinical trial operations to be delayed or paused. Trial sites may also limit or prohibit on site dosing and monitoring to decrease potential exposure of doctors, staff and patients to COVID-19, which may require us to adopt remote monitoring and other procedures to ensure verifiable trial execution. In alignment with recent FDA guidance on clinical trials, “FDA Guidance on Conduct of Clinical Trials of Medical Products during COVID-19 Pandemic Guidance for Industry, Investigators, and Institutional Review Boards,” we are taking steps to address potential trial protocol deviations due to COVID-19 pandemic or the pandemic control measures taken. Although we continue to enroll patients on our clinical studies, there is the potential that we may experience significant delays or other material adverse effects from the COVID-19 pandemic with regard to the conduct of our clinical trials and the COVID-19 pandemic could potentially decrease the implementation of protocol required trial activities and the quality of source data verification at clinical trial sites. Additionally, if a clinical trial site is not capable of new remote clinical trial capabilities, we may be required to find and engage new clinical trial investigative sites. Any negative impact of the COVID-19 pandemic on patient enrollment or treatment could delay our clinical trial timelines and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, particularly on our current projected timelines. We remain in active dialog with our CROs and clinical sites to minimize the impact of the COVID-19 pandemic to our clinical trials without adversely affecting the safety of patients, the quality of clinical data and overall integrity of our clinical trials. Despite our best efforts, it may prove difficult to continue to treat patients in a timely manner and activation of new sites could be delayed, particularly for our clinical trial sites in areas with high rates of community spread.

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

We have not previously submitted a new drug application, or NDA, to the FDA, or similar product approval filings to comparable foreign authorities, or received marketing approval for any product candidate, and we cannot be certain that tipifarnib will be successful in clinical trials or receive regulatory approval for any indication. We cannot anticipate whether or when we will seek regulatory review of tipifarnib for any other indications. If we do not receive regulatory approvals for and successfully commercialize tipifarnib on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market tipifarnib, our revenues will be dependent, in part, on our third-party collaborator’s ability to commercialize the companion diagnostic as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the market opportunities for the treatment of HRAS mutant HNSCC and other diseases are not as significant as we estimate, our business and prospects may be harmed.

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

In order to execute on our strategy of advancing the clinical development of tipifarnib, we have designed our clinical trials of tipifarnib, and expect to design future clinical trials of tipifarnib and our other product candidates, to include patients who harbor a particular attribute such as a particular genetic alteration, tumor histology or expression level that we believe contribute to or are associated with particular cancer subsets. Our goal in doing this is to enroll patients who have the highest probability of responding to our product candidate and in our proof-of-concept Phase 2 clinical trials, to show early and statistically significant evidence of clinical efficacy. Potential molecular biomarkers we have identified in retrospective analyses of data from clinical trials of tipifarnib in certain cancer indications may not be prospectively validated as biomarkers of tipifarnib activity in our ongoing Phase 2 clinical trials or in future clinical trials that we may conduct in these indications. If we are unable to identify molecular or genetic alterations, or biomarkers, that are predictive of response to our product candidates, or we are unable to include patients who harbor the applicable genetic alterations or expression levels in our clinical trials, or if our product candidates fail to work as we expect, our ability to assess the therapeutic effect, seek participation in FDA expedited review and approval programs, including Breakthrough Therapy, Fast Track Designation, Priority Review and Accelerated Approval, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised, resulting in longer development times, larger clinical trials and a reduced likelihood of obtaining regulatory approval.

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

In addition to the potentially small populations for our clinical trials, the eligibility criteria of our clinical trials will further limit the pool of available trial participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a trial. Additionally, the process of finding and diagnosing patients may prove costly. For example, many physicians who treat HNSCC patients do not routinely screen their patients for genetic mutations, such as oncogenic mutations present in the HRAS gene. To seek to address these limitations, we have contracted with third-party laboratories to facilitate the genetic screening of patients for our clinical sites. However, there is no guarantee that these efforts will be effective.

We also may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidate under trial including the number and frequency of trial required procedures and tests, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. For example, with the approvals of immune therapy agents nivolumab and pembrolizumab, many HNSCC patients are now being treated with one of these agents in the first line in combination with chemo and after failure of first-line treatments such as chemotherapy and/or cetuximab. If patients receiving immune therapy, or the physicians treating them are unwilling or unable to participate in our studies for any reason, or if such patients experience positive results from such agents resulting in longer times to disease progression than originally anticipated, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed or we may not be able to successfully complete our studies. Further, if patients do not comply with clinical trial process and procedure and for example: drop out, miss scheduled doses or follow-up visits, or fail to follow trial protocols, then the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities. Lastly, if our trials are otherwise disputed due to delays resultant from staff re-directed to take actions to slow the spread of COVID-19, collectively all of these possibilities, which would represent a significant setback for the applicable clinical program.

Additionally, in estimating the frequency of biomarkers, such as the frequency of HRAS mutations in patients with HNSCC, we rely on data published in the scientific literature as well as our experience and that of our collaborators. Initial studies on the frequency of HRAS mutation in HNSCC were conducted retrospectively and may not reflect the current incident HRAS mutational rates that can be affected by changes in environmental exposures, access to early treatment, viral infections with HPV and other variables that influence oncogenesis. The technologies used to identify mutations in published datasets may be different from the technologies we are using currently, which may make it more difficult to compare results across clinical trials or we may experience lower rates of HRAS mutation frequency in our clinical trial than provided in the current scientific literature. Moreover, sample quality in academic studies of molecular biomarkers may not reflect standard clinical practice that is focused on pathological diagnosis. Even if patients carrying HRAS mutations are identified, potential clinical benefit of tipifarnib may be delayed or reduced due to increased durations in time to disease progression in patients treated with immune therapy and the number of patients who could benefit from tipifarnib may be reduced. Potential trial subjects may also be located at too great a distance to participate at our clinical trial sites. Any delay or failure by us or third-party collaborators to screen patients or identify patients with HRAS mutations for enrollment in our AIM-HN clinical trial and other ongoing trials could delay or prevent us from completing our clinical trials which could prevent us from obtaining regulatory approval or commercializing tipifarnib on a timely or profitable basis, or at all.

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

We may experience delays in our clinical trials and we do not know whether ongoing or planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. If the FDA or comparable foreign regulatory authorities, or IRBs have comments on our study plans for our clinical trials of tipifarnib or any of our other product candidates, that we are required to address, such studies may be delayed, or may not start at all. Clinical trials may be delayed, suspended or prematurely terminated at any time by us or by the FDA or other similar regulatory agency if it is determined at any time that patients may be or are being exposed to unacceptable health risks, including risk of death, or if compounds are not manufactured in compliance with current good manufacturing practice, or cGMP, regulations or with acceptable quality. For example, we previously received a partial clinical hold from the FDA on our KO-947 Phase 1 clinical trial. There can be no assurance that the FDA or other similar regulatory agency will not put any of our other product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

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

In addition, our clinical trials have been and may continue to be affected by COVID-19. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward COVID-19. Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Some clinical sites in the United States have started to slow or stop further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials. On May 4, 2020, we announced the suspension and termination of certain development activities due to a pipeline prioritization review, including the suspension of the initiation of a planned registration directed study for tipifarnib in T-cell lymphoma, the suspension of a planned Phase 2 clinical trial for tipifarnib in pancreatic cancer and the termination of our KO-947 ERK inhibitor program.

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

We are currently conducting a Phase 1/2A clinical trial to evaluate KO-539 in relapsed or refractory AML. Any observed, drug-related side effects could affect the ability of patients to tolerate potentially therapeutically effective doses of the drug, which in turn could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Additionally, if results of our ongoing or planned clinical trials for tipifarnib or KO-539 reveal an unacceptable frequency and severity of serious adverse events or side effects, our trials could be suspended or terminated and the FDA or comparable foreign regulatory agencies could require us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Many compounds developed in the biopharmaceutical industry that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of those compounds. Any of these occurrences may significantly harm our business, financial condition and prospects.

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

As we do not have in-house diagnostic testing capabilities, we rely extensively on third-party collaborators for the development and commercialization of these diagnostic tests. Our goal is to provide a sensitive, accurate and cost-effective diagnostic testing solution for oncologists, whereby they can obtain molecular testing data that will help them to identify whether their patients are eligible as candidates for enrollment in our clinical trials. Moreover, we anticipate that, if and when tipifarnib receives marketing approval, a significant percentage of patients will be identified using diagnostic testing platforms such as next-generation sequencing, or NGS, testing rather than the qPCR-based companion diagnostic assay we and our third-party collaborators are currently developing.

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

If the results of AIM-HN or other clinical trials are positive and we validate our biomarker hypotheses in those clinical trials, we plan to partner development and validation of companion diagnostic tests to aid in the selection of patients in any subsequent clinical trials we decide to pursue for those product candidates and to prepare and submit an application for IDE for use of the companion diagnostic in the clinical trials, when necessary. Any delay or failure by us or our third-party collaborators to develop or obtain IDE approval for use of companion diagnostics in our clinical trials could delay or prevent us from commencing or completing our clinical trials. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. To date, the FDA has required a premarket approval application of most companion diagnostics for cancer therapies. The FDA has informed us that an approved companion diagnostic is required in order to obtain marketing approval of tipifarnib in HRAS mutant HNSCC. We and our third-party collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our product candidates. The approval of a companion diagnostic as part of the product label will limit the use of the product candidate to only those patients who express the specific genetic alteration it was developed to detect. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

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

Risks Related to Our Dependence on Third Parties

We rely on third-party contractors and organizations to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such clinical trials.*

We rely, and expect to continue to rely, on third-party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to support our preclinical development activities and conduct our clinical trials, including our registration-directed clinical trial of tipifarnib in HRAS mutant HNSCC, our Phase 1/2A clinical trial of KO-539 and any other subsequent clinical trials of tipifarnib and our other product candidates. These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we are required to enter into alternative arrangements, our product development activities could be delayed.

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

Our reliance on these third parties to conduct our clinical trials reduces our control over these activities but does not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial. Moreover, the FDA and other regulatory authorities require us to comply with good clinical practice guidelines for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

In addition, the ability of these third parties to conduct certain of their operations, including monitoring of clinical sites, may be limited by the COVID-19 pandemic, and to the extent that such third parties are unable to fulfil their contractual obligations as a result of the COVID-19 pandemic or government orders in response to the pandemic, we may have limited or no recourse under the terms of our contractual agreements with such third parties. Further, if any of the third parties with whom we engage were to experience shutdowns or other substantial disruptions due to the COVID-19 pandemic, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition.

We depend on third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.*

We do not own or operate facilities for the manufacture of our product candidates and we currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of clinical supplies of tipifarnib and our other product candidates for preclinical and clinical testing. We will rely on third parties as well for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We also expect to rely on other third parties to package and label the drug product as well as to store and distribute drug supplies for our clinical trials.

The manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of drug formulation and manufacturing techniques and process controls. Manufacturers of active pharmaceutical ingredients, or APIs, and pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We have developed a modified drug product manufacturing process and a modified tablet formulation of tipifarnib we are using in our AIM-HN clinical trial. Even though our Phase 1 relative bioavailability study indicated pharmacokinetic comparability between the original and the modified tablets, we cannot be certain that in our AIM-HN or other clinical trials we will not observe differences between the tablets which could impact clinical outcomes.

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

We and our collaboration partners have been able to continue to supply our clinical products to our patients and currently do not anticipate any interruptions in supply. To the extent our third-party manufacturers and supply chain suppliers are negatively impacted by COVID-19, we may not be able to provide continuous drug supply to our clinical sites and our clinical trials may be delayed or may not be completed which would have a material adverse effect on our business operations and performance.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.*

Our product candidates must be approved by the FDA pursuant to an NDA in the United States and by the European Medicines Agency, or EMA, and similar regulatory authorities outside the United States prior to commercialization. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. In addition, the COVID-19 pandemic could also potentially affect the business of the FDA, the EMA or other health authorities, which could result in delays in meetings related to planned clinical trials and ultimately of reviews and approvals of our product candidates. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities, among other requirements. Our product candidates may not be effective, may be only moderately effective, may not have an acceptable durability of response, may not have an acceptable risk-benefit profile or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

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

A Fast Track Designation by the FDA, such as granted to tipifarnib for the treatment of patients with HRAS mutant HNSCC after progression on platinum therapy and for the treatment of adult patients with relapsed or refractory angioimmunoblastic T-cell lymphoma, follicular T-cell lymphoma and nodal peripheral T-cell lymphoma with T follicular helper phenotype, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.*

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply to the FDA for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, and even if we believe a specific product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. We have been granted Fast Track Designation by the FDA for our tipifarnib product candidate for the treatment of patients with HRAS mutant HNSCC after progression on platinum therapy and for the treatment of adult patients with relapsed or refractory angioimmunoblastic T-cell lymphoma, follicular T-cell lymphoma and nodal peripheral T-cell lymphoma with T follicular helper phenotype, but this is no assurance we will receive this designation for any future product candidates. Further, even though we have received this designation for tipifarnib, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs that have received Fast Track Designation have failed to obtain drug approval.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, and their implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information on covered entities which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity;

•

the federal Physician Payments Sunshine Act which requires applicable manufacturers of certain drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians, as defined by such law, and teaching hospitals, as well as certain manufacturers and group purchasing organizations to report annually ownership and investment interests held by physicians or their immediate family;

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

There remain judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Certain changes to the ACA, such as the removal of the ACA’s individual health insurance mandate by federal tax legislation, a delay in the implementation of certain ACA-mandated fees, and other changes to the ACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” were recently enacted or implemented, and the effect of these changes is unknown. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. However, on April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress’ denial of $12 billion in “risk corridor” funding. On December 14, 2018, a U.S. District Court Judge in Texas ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall of 2020. It is unclear how such litigation and other efforts to repeal and replace ACA will impact ACA and our business. We cannot predict the ultimate content, timing or effect of healthcare reform legislation or regulation or the impact of potential legislation or regulation on us.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, that due to subsequent legislative amendments, will stay in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws and other potential legislation may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other potential measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business. It is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus.

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

Our patent rights may not protect our patent protected products and product candidates if competitors devise ways of making products that compete with us without legally infringing our patent rights. For example, our patent rights in tipifarnib are limited in ways that affect our ability to exclude third parties from competing against us. In particular, the patent term for the composition of matter patents covering the API of tipifarnib expired in the United States and countries in Europe in 2016. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. The U.S. Patent and Trademark Office, or U.S. PTO, issued us several patents directed to the method of treatment of HRAS mutant HNSCC with tipifarnib and corresponding patents have been issued in a number of foreign jurisdictions. In July and November 2019, the U.S. PTO issued us patents directed to the treatment of HRAS mutant HNSCC with any farnesyl transferase inhibitor. In addition, in July 2019 and January 2020, the European Patent Office granted us patents directed to the method of treatment of HRAS mutant HNSCC patients with tipifarnib. The U.S. PTO also issued us patents directed to the method of treatment of angioimmunoblastic T-cell lymphoma with tipifarnib and the method of treatment of CXCL12-expressing peripheral T-cell lymphomas, or PTCL, or AML with tipifarnib. In October 2019, the U.S. PTO issued us a patent directed to the method of treatment of CXCL12-expressing PTCL or AML with any farnesyl transferase inhibitor.

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

We have issued patents in the United States covering the composition of matter of KO-539 and certain structurally related compounds and methods of using the compounds for treating cancers. Although these patents are currently in force, there is no guarantee that a court would agree that any of the patents are valid or enforceable.

We are pursuing additional U.S. and foreign patents for KO-539; however, there is no guarantee that any such patents will be granted. Patent term extension may be available in the United States to account for regulatory delays in obtaining human marketing approval for a product candidate; however, only one patent may be extended per marketed compound. Under our license agreement with Janssen for tipifarnib, we and Janssen agree to cooperate in obtaining available patent term extensions. We and Janssen may not reach agreement and no patent term extension may be obtained. Additionally, the applicable authorities, including the U.S. PTO and the FDA, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to patents, or may grant more limited extensions than requested. If this occurs, our competitors who obtain the requisite regulatory approval can offer products with the same API as tipifarnib so long as the competitors do not infringe any method of use patents that we may hold. Competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies, which may directly compete with tipifarnib, KO-539 and any other future product candidates.

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

Risks Related to Employee Matters, Managing Growth and Macroeconomic Conditions

Our ability to manage our business operations, to execute our strategic plan and to recruit talented employees may be adversely impacted by COVID-19.*

Since early March 2020, we have taken temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees and their families, including temporarily requiring all employees to work remotely. We have suspended non-essential travel worldwide for our employees and prohibited employee attendance at in-person gatherings. Further measures may be taken as the COVID-19 outbreak continues. These measures could negatively affect our business. For instance, remote work may disrupt our operations, limit our ability to interact with and effectively manage our third-party manufacturers, CROs or current and planned clinical trial sites. The measures taken now or in the future to contain the COVID-19 pandemic could negatively affect our ability to recruit and engage new employees and contractors necessary to the successful operation of our business.

We currently have a limited number of employees, are highly dependent on our Chief Executive Officer and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are a clinical-stage company with a limited operating history, and, as of March 31, 2020, we had only 62 full-time employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. From time to time, including recently as a result of the COVID-19 pandemic and actions taken to slow its spread, global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. A severe or prolonged economic downturn, such as the recent global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Our business could be negatively impacted by cyber security threats.*

In the ordinary course of our business, we use our data centers and our networks to store and access our proprietary business information. We face various cyber security threats, including cyber security attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cyber security incidents. The result of these incidents could include disrupted operations, lost opportunities, misstated financial data, liability for stolen assets or information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage. Any remedial costs or other liabilities related to cyber security incidents may not be fully insured or indemnified by other means. As a result of the COVID-19 pandemic and the precautions to control the pandemic, we are increasingly dependent upon technology systems and data to operate our business. In particular, the COVID-19 pandemic has caused us to modify our business practices, including the requirement that our office-based employees in the United States and in most of our other key markets work from home. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies.

Our business and operations would suffer in the event of system failures.*

Despite the implementation of security measures, our internal computer systems and those of our CROs, collaborators and third-parties on whom we rely are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. As a result of the COVID-19 pandemic and the precautions to control the pandemic, we are increasingly dependent upon technology systems and data to operate our business. In particular, the COVID-19 pandemic has caused us to modify our business practices, including the requirement that our office-based employees in the United States and in most of our other key markets work from home. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies.

While we have not experienced any system failures, accidents or security breaches to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and we may incur substantial costs to attempt to recover or reproduce the data. If any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and/or the further development of our product candidates could be delayed.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 until March 31, 2020, were $24.03 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

The price of our common stock may be volatile and may be influenced by numerous factors, some of which are beyond our control.*

The market for our common stock could fluctuate substantially due to a variety of factors, some of which may be beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

•	the product candidates we seek to pursue, and our ability to obtain rights to develop, commercialize and market those product candidates;
•	the impact of the COVID-19 pandemic on our business and industry as well as the global economy;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	actual or anticipated adverse results or delays in our clinical trials;
•	our failure to commercialize our product candidates, if approved;
•	changes in the structure of healthcare payment systems;
•	unanticipated serious safety concerns related to the use of any of our product candidates;
•	adverse regulatory decisions;
•	additions or departures of key scientific or management personnel;
•	changes in laws or regulations applicable to our product candidates, including without limitation clinical trial requirements for approvals;
•	disputes or other developments relating to patents and other proprietary rights and our ability to obtain patent protection for our product candidates;
•	our dependence on third parties, including CROs as well as our potential partners that produce companion diagnostic products;
•	failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;
•	actual or anticipated variations in quarterly operating results, liquidity or other indicators of our financial condition;
•	failure to meet or exceed the estimates and projections of the investment community;
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

In addition, the stock market in general, and the stocks of small-cap biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including recently as a result of the COVID-19 pandemic and actions taken to slow its spread. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. These events may also lead to securities litigation, which can be expensive and time-consuming to defend, regardless of the merit or outcome. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of our common stock.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of March 31, 2020, we had 1,336,299 shares of common stock reserved for future issuance under the 2014 Plan and options to purchase up to an aggregate of 5,313,916 shares of common stock outstanding. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2020, an automatic increase pursuant to the 2014 Plan occurred, resulting in 1,815,361 additional shares available for future grant under the 2014 Plan.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of March 31, 2020, we had 199,162 shares of common stock reserved for future issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2019, the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in 2020. In addition, a warrant to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share was outstanding as of March 31, 2020.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, significantly revised the Internal Revenue Code of 1986, as amended. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Cuts and Jobs Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.*

Under the Tax Cuts and Jobs Act, as modified by the CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced an ownership change in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

ITEM 5. OTHER INFORMATION

On May 2, 2020, we entered into a first amendment to the lease agreement with BRE CA Office Owner LLC, dated January 8, 2020, or Lease Amendment, to amend the commencement date from May 1, 2020 to August 1, 2020.

The foregoing is only a summary of the material terms of the Lease Amendment, and does not purport to be complete and is qualified in its entirety by reference to the full text of the Lease Amendment, which is being filed as an exhibit to this Quarterly Report.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Warrant to Purchase Stock issued by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

10.1+	Executive Employment Agreement, effective as of November 4, 2019, by and between the Registrant and James Basta.	X

10.2+	Separation Agreement, dated August 21, 2019, by and between the Registrant and John Farnam.	X

10.3	Office Lease Agreement, dated January 8, 2020, by and between the Registrant and BRE CA Office Owner LLC.		10-K (Exhibit 10.28)	2/25/2020	001-37620

10.4+	Separation Agreement, dated February 5, 2020, by and between the Registrant and Antonio Gualberto, M.D., Ph.D.		10-K (Exhibit 10.29)	2/25/2020	001-37620

10.5	Office Lease Agreement, dated March 24, 2020, by and between the Registrant and East Office Operating Limited Partnership.	X

10.6	First Amendment to Loan and Security Agreement, dated April 3, 2020, by and between the Registrant and Silicon Valley Bank.		8-K (Exhibit 10.1)	4/7/2020	001-37620

10.7	Second Amendment to Sublease, dated April 22, 2020 by and between the Registrant and Araxes Pharma LLC.	X

10.8	First Amendment to Office Lease Agreement, dated May 2, 2020 by and between the Registrant and BRE CA Office Owner LLC.	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kura Oncology, Inc.
A Delaware corporation

Date: May 4, 2020	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2020	By:	/s/ Marc Grasso, M.D.
Marc Grasso, M.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial and Accounting Officer)