Form 10-Q
period 2020-06-30
Kura Oncology, Inc.
filed 2020-08-06
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ To ________

Commission file number: 001-37620

KURA ONCOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1547851
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12730 High Bluff Drive, Suite 400, San Diego, CA	92130
(Address of Principal Executive Offices)	(Zip Code)

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

As of the close of business on August 3, 2020, the registrant had 56,283,079 shares of Common Stock ($0.0001 par value) outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$134,758	$26,135
Short-term investments	204,111	210,756
Prepaid expenses and other current assets	3,317	2,712
Total current assets	342,186	239,603
Property and equipment, net	1,652	44
Restricted cash	210	—
Operating lease right-of-use assets	7,108	234
Other long-term assets	1,844	2,091
Total assets	$353,000	$241,972

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$16,801	$15,314
Current portion of long-term debt, net	1,750	250
Total current liabilities	18,551	15,564
Long-term debt, net	5,750	7,250
Operating lease liabilities, long-term	6,019	—
Other long-term liabilities	306	377
Total liabilities	30,626	23,191
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 56,214 and 45,384 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	6	5
Additional paid-in capital	574,385	431,322
Accumulated other comprehensive income	557	331
Accumulated deficit	(252,574)	(212,877)
Total stockholders' equity	322,374	218,781
Total liabilities and stockholders' equity	$353,000	$241,972

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Expenses:
Research and development (includes related party amounts of $63 and $98 for the three months ended June 30, 2020 and 2019, respectively, and $195 and $151 for the six months ended June 30, 2020 and 2019, respectively)	$13,697	$11,440	$26,272	$21,822
General and administrative (includes related party amounts of $76 and $88 for the three months ended June 30, 2020 and 2019, respectively, and $187 and $175 for the six months ended June 30, 2020 and 2019, respectively)	7,476	4,451	15,101	9,020
Total operating expenses	21,173	15,891	41,373	30,842
Other Income (Expense):
Management fee income, related party	12	74	27	200
Interest income	818	1,022	1,937	2,052
Interest expense	(144)	(148)	(288)	(293)
Total other income	686	948	1,676	1,959
Net Loss	$(20,487)	$(14,943)	$(39,697)	$(28,883)

Net loss per share, basic and diluted	$(0.40)	$(0.38)	$(0.82)	$(0.75)
Weighted average number of shares used in computing net loss per share, basic and diluted	51,633	38,928	48,522	38,550

Comprehensive Loss:
Net loss	$(20,487)	$(14,943)	$(39,697)	$(28,883)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities and foreign currency	(4)	143	226	292
Comprehensive Loss	$(20,491)	$(14,800)	$(39,471)	$(28,591)

 See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	45,384	$5	$431,322	$331	$(212,877)	$218,781
Issuance of common stock, net of offering costs	10,465	1	134,923	—	—	134,924
Share-based compensation expense	—	—	5,705	—	—	5,705
Issuance of common stock from exercise of options and employee stock purchase plan	365	—	2,435	—	—	2,435
Other comprehensive income	—	—	—	226	—	226
Net loss	—	—	—	—	(39,697)	(39,697)
Balance at June 30, 2020	56,214	$6	$574,385	$557	$(252,574)	$322,374

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2020	45,430	$5	$434,722	$561	$(232,087)	$203,201
Issuance of common stock, net of offering costs	10,465	1	134,923	—	—	134,924
Share-based compensation expense	—	—	2,552	—	—	2,552
Issuance of common stock from exercise of options and employee stock purchase plan	319	—	2,188	—	—	2,188
Other comprehensive loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(20,487)	(20,487)
Balance at June 30, 2020	56,214	$6	$574,385	$557	$(252,574)	$322,374

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	38,148	$4	$310,849	$(131)	$(149,737)	$160,985
Issuance of common stock, net of offering costs	6,785	1	108,108	—	—	108,109
Share-based compensation expense	—	—	4,518	—	—	4,518
Issuance of common stock from exercise of options and employee stock purchase plan	256	—	1,560	—	—	1,560
Other comprehensive income	—	—	—	292	—	292
Net loss	—	—	—	—	(28,883)	(28,883)
Balance at June 30, 2019	45,189	$5	$425,035	$161	$(178,620)	$246,581

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2019	38,169	$4	$313,220	$18	$(163,677)	$149,565
Issuance of common stock, net of offering costs	6,785	1	108,108	—	—	108,109
Share-based compensation expense	—	—	2,249	—	—	2,249
Issuance of common stock from exercise of options and employee stock purchase plan	235	—	1,458	—	—	1,458
Other comprehensive income	—	—	—	143	—	143
Net loss	—	—	—	—	(14,943)	(14,943)
Balance at June 30, 2019	45,189	$5	$425,035	$161	$(178,620)	$246,581

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Operating Activities
Net loss	$(39,697)	$(28,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	5,705	4,518
Depreciation expense	12	—
Amortization of premium and accretion of discount on marketable securities, net	(134)	(859)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(367)	(13)
Other long-term assets	533	(215)
Accounts payable and accrued expenses	(537)	(3,300)
Other long-term liabilities	(71)	70
Net cash used in operating activities	(34,556)	(28,682)

Investing Activities
Maturities and sales of marketable securities	103,823	126,556
Purchases of marketable securities	(96,818)	(101,872)
Purchases of property and equipment	(1,231)	—
Net cash provided by investing activities	5,774	24,684

Financing Activities
Proceeds from issuance of common stock, net	135,180	108,399
Proceeds from exercise of stock options and purchases under employee stock purchase plan	2,435	1,560
Net cash provided by financing activities	137,615	109,959
Net increase in cash, cash equivalents and restricted cash	108,833	105,961
Cash, cash equivalents and restricted cash at beginning of period	26,135	16,119
Cash, cash equivalents and restricted cash at end of period	$134,968	$122,080

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

Restricted Cash

Under the terms of an office lease entered into in March 2020, we are required to maintain a standby letter of credit during the term of the lease. As of June 30, 2020, restricted cash of $0.2 million was pledged as collateral for the letter of credit.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed balance sheets that sum to the total of the amounts shown in the unaudited condensed statements of cash flows, in thousands:

	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Cash and cash equivalents	$134,758	$26,135	$122,080	$16,119
Restricted cash	210	—	—	—
Total	$134,968	$26,135	$122,080	$16,119

Net Loss per Share

Net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, outstanding stock options, an outstanding warrant and employee stock purchase plan rights are excluded from the calculation of diluted net loss per common share for the periods presented as their effect would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the antidilutive effect of the securities. More specifically, for the three and six months ended June 30, 2020 and 2019, outstanding stock options, an outstanding warrant and employee stock purchase plan rights totaling approximately 5,141,000 shares and 4,140,000 shares, respectively, were excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in prior GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses, and establishes additional disclosures related to credit risks. We adopted ASU 2016-13 on January 1, 2020. The adoption of the new standard did not have a material impact on our unaudited condensed financial statements. We will continue to actively monitor the impact of the ongoing coronavirus (COVID-19) pandemic on expected credit losses.

3. Investments

We invest in available-for-sale securities consisting of money market funds, U.S. Treasury securities, corporate debt securities and commercial paper. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments on our unaudited condensed balance sheets.

The following tables summarize, by major security type, our investments that are measured at fair value on a recurring basis, in thousands:

		June 30, 2020
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$129,433	$—	$—	$129,433

Short-term investments:
U.S. Treasury securities	1 or less	77,164	322	(1)	77,485
Corporate debt securities	1 or less	68,197	241	(4)	68,434
Commercial paper	1 or less	58,192	—	—	58,192
Total short-term investments		203,553	563	(5)	204,111
Total		$332,986	$563	$(5)	$333,544

		December 31, 2019
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$18,445	$—	$—	$18,445

Short-term investments:
U.S. Treasury securities	2 or less	76,108	149	—	76,257
Corporate debt securities	2 or less	113,466	182	—	113,648
Commercial paper	1 or less	20,851	—	—	20,851
Total short-term investments		210,425	331	—	210,756
Total		$228,870	$331	$—	$229,201

The available-for-sale investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of June 30, 2020, all of our short-term investments had maturities less than one year. Realized gains and losses were de minimus for the three and six months ended June 30, 2020.

We evaluate our available-for-sale debt securities for credit losses when the amortized cost basis exceeds fair value. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss). When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of June 30, 2020, marketable securities with a fair market value of $40.7 million were in immaterial gross unrealized loss positions. Based on our review of these securities, we believe none of the unrealized loss is a result of a credit loss as of June 30, 2020 because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities prior to recovery of their amortized cost basis.

4. Fair Value Measurements

As of June 30, 2020 and December 31, 2019, we had cash equivalents and short-term investments measured at fair value on a recurring basis. Available-for-sale marketable securities consist of U.S. Treasury securities, which were measured at fair value using Level 1 inputs, and corporate debt securities and commercial paper, which were measured at fair value using Level 2 inputs. We determine the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. We validate the fair values of Level 2 financial instruments by comparing these fair values to a third-party pricing source.

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	June 30, 2020
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$129,433	$129,433	$—

Short-term investments:
U.S. Treasury securities	77,485	77,485	—
Corporate debt securities	68,434	—	68,434
Commercial paper	58,192	—	58,192
Total short-term investments	204,111	77,485	126,626
Total	$333,544	$206,918	$126,626

	December 31, 2019
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$18,445	$18,445	$—

Short-term investments:
U.S. Treasury securities	76,257	76,257	—
Corporate debt securities	113,648	—	113,648
Commercial paper	20,851	—	20,851
Total short-term investments	210,756	76,257	134,499
Total	$229,201	$94,702	$134,499

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy.

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	June 30, 2020	December 31, 2019
Computer software and equipment and laboratory equipment	$180	$136
Furniture and fixtures	546	—
Leasehold improvements	1,030	—
Property and equipment, gross	1,756	136
Less: accumulated depreciation	(104)	(92)
Property and equipment, net	$1,652	$44

Accounts payable and accrued liabilities consisted of the following, in thousands:

	June 30, 2020	December 31, 2019
Accounts payable	$786	$3,526
Accrued research and development expenses	9,455	6,970
Accrued compensation and benefits	3,041	3,694
Lease liability, current portion	1,745	252
Other accrued expenses	1,774	872
Total accounts payable and accrued expenses	$16,801	$15,314

6. Long-Term Debt

On April 3, 2020, we entered into the First Amendment to Loan and Security Agreement with Silicon Valley Bank to extend the additional draw period. Under the terms of the loan and security agreement, as amended, we may, at our sole discretion, borrow up to an additional $12.5 million at any time until November 30, 2020. There were no other changes to the terms of the loan and security agreement.

7. Leases

 We had a sublease with a related party for office space in San Diego, California, or Sublease, and a lease for office space in Cambridge, Massachusetts, that existed before January 1, 2019 and were classified as operating leases. In March 2019, the Sublease was amended to extend the expiration date from October 31, 2019 to April 30, 2020 with the monthly rent increased from approximately $16,000 to approximately $24,000 per month effective November 1, 2019. In April 2020, the Sublease was amended to extend the expiration date from April 30, 2020 to June 30, 2020 with no change to the amount of monthly rent. The Sublease was terminated in June 2020. See Note 10, Related Party Transactions, for further details of the Sublease. The lease for office space in Cambridge, Massachusetts expired on July 31, 2020.

In January 2020, we entered into an office lease agreement for our corporate offices in San Diego, California, which would have commenced on May 1, 2020. In May 2020, we entered into an amendment to such office lease agreement that subsequently amended the commencement date to August 1, 2020 and extended the lease expiration to November 30, 2025. We refer to such office lease agreement, as amended, as the San Diego Lease. The San Diego Lease provides for a one-time option to extend for a period of five additional years. The monthly base rent is approximately $58,000 for the first year, which amount will increase by 3.0% per year over the initial term. In addition, the San Diego Lease is subject to charges for common area maintenance and other costs. The San Diego Lease provides a four-month rent abatement period during the first year of the San Diego Lease and approximately $1.0 million in reimbursement for allowable tenant improvements, which effectively reduce the total lease payments owed for the San Diego Lease. For accounting purposes, the lease commencement date was determined to be March 2020 when we had control of the office space. We recorded an operating lease right-of-use, or ROU, asset and operating lease liability of approximately $2.1 million on our unaudited condensed balance sheet.

 In March 2020, we entered into a lease agreement for office space in Boston, Massachusetts, or the Boston Lease, which commenced on April 1, 2020 and expires on July 31, 2024. The Boston Lease provides for a one-time option to extend the Boston Lease for a period of five additional years after the expiration of the initial lease term. Under the terms of the Boston Lease, monthly base rent is approximately $105,500 for the first year, subject to an annual fixed percentage increase of 2.0% on April 1st of each year. In addition, we are obligated to pay for common area maintenance and other costs. Under the terms of the Boston Lease, we are required to maintain a standby letter of credit of approximately $0.2 million during the term of the lease. We recorded an operating lease ROU asset and operating lease liability of approximately $5.1 million on our unaudited condensed balance sheet.

In May 2020, we entered into a two-year sublease for certain designated lab space in San Diego, California, which commenced on June 9, 2020. Under the terms of the sublease, the monthly base rent is approximately $12,500 in the first year, subject to an annual fixed percentage increase of 5.0% in June of the following year. We are not obligated to pay for common area maintenance and other costs. We recorded an operating lease ROU asset and operating lease liability of approximately $0.3 million on our unaudited condensed balance sheet.

Maturities of lease liabilities as of June 30, 2020 are as follows, in thousands:

Year Ending December 31,
2020 (remaining)*	$250
2021	2,141
2022	2,098
2023	2,080
2024	1,558
2025	722
Total lease payments	8,849
Less: imputed interest	(1,086)
Total operating lease liabilities	$7,763

*	Includes the remaining tenant incentives of $0.5 million to be received from the landlord in 2020.

As of December 31, 2019, we had remaining lease liabilities of approximately $0.3 million which will mature in 2020. ROU assets are recorded in other long-term assets on our unaudited condensed balance sheets. Current and non-current lease liabilities are recorded in accounts payable and accrued expenses and other long-term liabilities, respectively, on our unaudited condensed balance sheets. As of June 30, 2020 and December 31, 2019, total operating lease ROU assets were $7.1 million and $0.2 million, respectively. As of June 30, 2020 and December 31, 2019, total operating lease liabilities were $7.8 million and $0.3 million, respectively, $6.0 million of which was recorded as noncurrent lease liability as of June 30, 2020. As of June 30, 2020 and December 31, 2019, the weighted-average discount rate was 5.5% and 6.5%, respectively. As of June 30, 2020 and December 31, 2019, the weighted-average remaining lease term was 4.5 years and 0.5 years, respectively.

Total cash paid for amounts included in the measurement of lease liabilities, net of tenant improvement reimbursements, was $0.1 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. ROU assets obtained in exchange for operating lease liabilities were $7.5 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively.

Total operating lease expense was approximately $0.6 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. Total operating lease expense was approximately $0.7 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. We have entered into short-term operating leases that are not recorded on the unaudited condensed balance sheet. Total rent expense of all operating leases for the three months ended June 30, 2020 and 2019 was approximately $0.6 million and $0.1 million, respectively. Total rent expense of all operating leases for the six months ended June 30, 2020 and 2019 was approximately $0.9 million and $0.3 million, respectively.

8. Stockholders’ Equity

In May 2020, we completed a public offering in which we sold an aggregate of 10,465,000 shares of common stock at a price of $13.75 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $134.9 million.

In June 2019, we completed a public offering in which we sold an aggregate of 6,785,000 shares of common stock at a price of $17.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $108.1 million.

9. Share-Based Compensation

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$445	$884	$1,615	$1,681
General and administrative	2,107	1,365	4,090	2,837
Total share-based compensation expense	$2,552	$2,249	$5,705	$4,518

As of June 30, 2020, unrecognized compensation costs related to employee stock options was approximately $28.6 million, which is expected to be recognized over a weighted average period of approximately 2.8 years.

10. Related Party Transactions

Our president and chief executive officer is also the sole managing member of Araxes Pharma LLC, or Araxes, and is a significant stockholder of each of us and Araxes. The following is a summary of related party transactions for the three and six months ended June 30, 2020 and 2019:

•	Facility Sublease

We subleased office space in San Diego, California from Araxes pursuant to the Sublease. The Sublease commenced in June 2017 and would have expired on October 31, 2019. In March 2019, the Sublease was amended to extend until April 30, 2020, and the monthly rent increased to approximately $24,000 per month effective November 1, 2019, corresponding to the increase in Araxes’ monthly rent. In April 2020, the Sublease was amended to extend the expiration date to June 30, 2020 with no change to the amount of monthly rent. The Sublease was terminated in June 2020. For the three months ended June 30, 2020 and 2019, rent expense, including operating costs, related to our sublease was approximately $0.1 million in both periods. For the six months ended June 30, 2020 and 2019, rent expense, including operating costs, related to our Sublease was approximately $0.2 million in both periods.

•	Management Fees

We have a management services agreement with Araxes pursuant to which Araxes pays us monthly fees for management services calculated based on costs incurred by us in the provision of services to Araxes, plus a reasonable mark-up. For the three months ended June 30, 2020 and 2019, we recorded approximately $0.1 million in management fee income in both periods. For the six months ended June 30, 2020 and 2019, we recorded approximately $0.1 million and $0.2 million in management fee income, respectively. In addition, the agreement allows for Araxes to reimburse us an amount equal to the number of full-time equivalents, or FTE, performing research and development services for Araxes, at an annual FTE rate of approximately $382,000, plus actual expenses as reasonably incurred. The initial term of this agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three and six months ended June 30, 2020 and 2019, we recorded reimbursements of nil and approximately $0.1 million, respectively, for research and development services provided to Araxes, which was recorded as a reduction to research and development expenses, on our unaudited condensed statements of operations and comprehensive loss.

•	Services Agreement

We have a services agreement with Wellspring Biosciences, Inc., or Wellspring, a wholly owned subsidiary of Araxes, pursuant to which we pay Wellspring for research and development services provided to us in an amount equal to the number of FTE’s performing the services, at an annual FTE rate of $400,000, plus actual expenses as reasonably incurred. The initial term of this services agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three and six months ended June 30, 2020 and 2019, we recognized approximately $0.1 million in each period, from research and development services provided to us under this agreement as research and development expense on our unaudited condensed statements of operations and comprehensive loss.

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

References to “we,” “us” and “our” refer to Kura Oncology, Inc.

Overview

We are a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates that target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes, and we intend to pair them with molecular or cellular diagnostics to identify those patients most likely to respond to treatment. We plan to advance our product candidates through a combination of internal development and strategic partnerships while maintaining significant development and commercial rights. We presently have two key product candidates in clinical trials, tipifarnib and KO-539.

Tipifarnib is a potent, selective and orally bioavailable inhibitor of farnesyl transferase that has been previously studied in more than 5,000 cancer patients and demonstrated compelling and durable anti-cancer activity in certain patients with a manageable side effect profile. We are currently evaluating tipifarnib in multiple solid tumor and hematologic indications.

Our most advanced solid tumor indication for tipifarnib is in patients with head and neck squamous cell carcinoma, or HNSCC, that carry mutations in the HRAS gene. In September 2017, we reported that our ongoing proof-of-concept Phase 2 clinical trial of tipifarnib in patients with HRAS mutant relapsed or refractory HNSCC, or RUN-HN, achieved its primary efficacy endpoint. In October 2018, we reported updated data from RUN-HN showing a significant association between tumor HRAS mutant allele frequency and clinical benefit from tipifarnib. Based upon these observations, we introduced a minimum HRAS mutant variant allele frequency as an entry criterion in the RUN-HN trial. Following feedback from the U.S. Food and Drug Administration, or the FDA, and other regulatory authorities, we initiated a global, multi-center, open-label, non-comparative registration-directed clinical trial of tipifarnib in HRAS mutant HNSCC in November 2018. The clinical trial has two cohorts: a treatment cohort, which we call AIM-HN, and a prospective observational cohort, which we call SEQ-HN. AIM-HN is presently designed to enroll at least 59 evaluable HNSCC patients who have received prior platinum-based therapy. On December 16, 2019, we reported that the FDA granted Fast Track Designation to tipifarnib for the treatment of patients with HRAS mutant HNSCC after progression on platinum therapy. On May 29, 2020, we announced updated clinical data for our RUN-HN study presented at the American Society of Clinical Oncology Virtual Scientific Program, including data collected as part of the trial showing a median overall survival of 15.4 months, a median progression free survival of 5.9 months and an objective response rate of 50% observed in recurrent/metastatic HRAS mutant HNSCC among the 18 patients on the RUN-HN study who were evaluable for efficacy.

On July 6, 2020, we amended the AIM-HN trial protocol to enable enrollment of patients with any HRAS mutation in order to assess the potential for clinical benefit in the overall HRAS mutant HNSCC population. While these amendments do not change the primary outcome measure of objective response rate in patients with high HRAS mutant variant allele frequency, AIM-HN will require an increased number of evaluable HNSCC patients. As a result of the COVID-19 pandemic and the additional patients required for the trial, we anticipate we will face delays in our timelines and milestones for the AIM-HN trial and, accordingly, are unable to reasonably forecast at this time when our AIM-HN trial will become fully enrolled.

In addition to studying tipifarnib in recurrent or metastatic HRAS mutant HNSCC as a monotherapy, we are also examining the potential use of tipifarnib in combination with other oncology therapies to address larger patient populations and pursue earlier lines of therapy. In particular, we have been developing pre-clinical data to support the potential for using tipifarnib in HNSCC patients whose tumors overexpress the HRAS gene in combination with a PI3 kinase alpha inhibitor.

Our second product candidate, KO-539, is a potent, selective, reversible and oral small molecule inhibitor of the mixed-lineage leukemia 1, or MLL1, gene (now renamed Lysine K-specific MethylTransferase 2A, or KMT2A), or menin-KMT2A, protein-protein interaction. We have generated preclinical data that support the potential anti-tumor activity of KO-539 in genetically defined subsets of acute leukemia, including those with rearrangements or partial tandem duplications in the KMT2A gene as well as those with oncogenic driver mutations in genes such as nucleophosmin 1, or NPM1. The novel mechanism of action targets epigenetic dysregulation and removes a key block to cellular differentiation to drive anti-tumor activity. We believe KO-539 has the potential to address approximately 35% of acute myeloid leukemia, or AML, including NPM1-mutant AML and KMT2A-rearranged AML. In the pediatric population, KMT2A-rearranged leukemias make up approximately 10% of acute leukemias in all age groups and in the case of infant leukemias, the frequency of KMT2A rearrangements is 70–80%. These pediatric leukemia sub-types portend a poorer prognosis and five-year survival rate that is lower than other leukemia sub-types and therefore represent significant unmet medical needs given the lack of curative therapeutic options. In April 2020, a competitor reported that its menin-KMT2A inhibitor showed potential anti-tumor activity in KMT2A-rearranged AML.

We received orphan drug designation for KO-539 for the treatment of acute myeloid leukemia, or AML, from the FDA in July 2019. We initiated our Phase 1/2A clinical trial of KO-539 in relapsed or refractory AML in September 2019 and are actively recruiting at multiple sites in the United States and France with the anticipation of expanding to additional sites in the United States, France and other countries during the expansion phase of the study. Our menin-KMT2A Phase 1/2A clinical trial, which we call the Kura Oncology MEnin-KMT2A Trial, or KOMET-001, has an accelerated design and will determine a recommended Phase 2 dose and schedule, or RP2D, using a modified toxicity probability interval, or MTPI, model. We are seeking to achieve a RP2D for KO-539 with the potential to enrich in NPM1-mutant AML and KMT2A-rearranged genetically defined subgroups by the end of 2020.

Other Clinical Developments

On May 4, 2020, we announced the suspension and termination of certain development activities due to a strategic review. These changes included suspension of the initiation of a planned registration directed study for tipifarnib in T-cell lymphoma, suspension of a planned Phase 2 clinical trial for tipifarnib in pancreatic cancer and termination of our KO-947 extracellular signal related kinase, or ERK, inhibitor program.

The COVID-19 Pandemic

The novel coronavirus pandemic, COVID-19, has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business interruptions and shutdowns. These precautions may continue to disrupt our business operations and prospects. Since early March 2020, we have taken temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees and their families, including temporarily requiring all employees to work remotely. We have suspended non-essential travel worldwide for our employees and prohibited employee attendance at in-person gatherings. In addition, we have experienced, and expect to continue to experience, patient screening and enrollment at a slower pace at many of our clinical trial sites than what was projected when the trials began. Some of our clinical sites have experienced challenges in conducting trial activities while they focus critical resources on caring for COVID-19 patients and due to facility restrictions, quarantines, travel restrictions, remote work requirements and other precautions. To manage the COVID-19 impact on our business, we developed a comprehensive

COVID-19 contingency plan designed to work closely with our third-party contractors and investigators to ensure our ongoing clinical trials proceed safely and efficiently. As a result of these efforts, we continue to accrue patients for our clinical trials, but we expect the disruption caused by and the challenges associated with COVID-19 to continue for the foreseeable future. The long-term trends impacting our business from COVID-19 are uncertain and will depend on the continued world-wide progress toward managing this health crisis.

Liquidity Overview

As of June 30, 2020, we had cash, cash equivalents and short-term investments of $338.9 million. In May 2020, we completed a public offering in which we sold an aggregate of 10,465,000 shares of common stock at a price of $13.75 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $134.9 million. We have a term loan facility with Silicon Valley Bank under which we may, at our sole discretion, borrow up to an additional $12.5 million at any time until November 30, 2020. In addition, we have an at-the-market issuance sales agreement with SVB Leerink LLC and Stifel, Nicolaus & Company, Incorporated, or ATM facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million. We have not yet sold any shares of our common stock under the ATM facility. To date, we have not generated any revenues from product sales, and we do not have any approved products. Since our inception, we have funded our operations primarily through equity and debt financings. We anticipate that we will require significant additional financing in the future to continue to fund our operations as discussed more fully below under the heading “Liquidity and Capital Resources.”

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of June 30, 2020, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Results of Operations

The following table sets forth our results of operations for the periods presented, in thousands:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019	Change	2020	2019	Change
Research and development expenses	$13,697	$11,440	$2,257	$26,272	$21,822	$4,450
General and administrative expenses	7,476	4,451	3,025	15,101	9,020	6,081
Other income, net	686	948	(262)	1,676	1,959	(283)

Comparison of the Three Months Ended June 30, 2020 and 2019

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended
	June 30,
	2020	2019	Change
Tipifarnib-related costs	$7,520	$6,092	$1,428
KO-539-related costs	561	594	(33)
KO-947-related costs	512	863	(351)
Personnel costs and other expenses	4,659	3,007	1,652
Share-based compensation expense	445	884	(439)
Total research and development expenses	$13,697	$11,440	$2,257

The increase in tipifarnib-related research and development expenses for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to increases in costs related to our ongoing AIM-HN pivotal trial and other Phase 2 clinical trials, manufacturing and other preclinical development activities. The decrease in KO-947-related costs is due to the termination of the ERK inhibitor program. Personnel costs and other expenses include employee salaries and related expenses, facilities expense and overhead expenses. The increase in personnel costs and other expenses was to support our registration-directed clinical trial for tipifarnib and the Phase 1/2A clinical trial of KO-539. We expect our research and development expenses to increase in future periods as we continue clinical development activities for tipifarnib and KO-539.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to increases of $0.9 million in professional and legal fees, $0.8 million in pre-commercial planning expenses, $0.7 million in non-cash share-based compensation expense and $0.5 million in personnel costs. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Comparison of the Six Months Ended June 30, 2020 and 2019

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Six Months Ended
	June 30,
	2020	2019	Change
Tipifarnib-related costs	$13,712	$11,988	$1,724
KO-539-related costs	1,449	947	502
KO-947-related costs	1,281	1,843	(562)
Personnel costs and other expenses	8,215	5,363	2,852
Share-based compensation expense	1,615	1,681	(66)
Total research and development expenses	$26,272	$21,822	$4,450

The increase in tipifarnib-related research and development expenses for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to increases in costs related to our ongoing pivotal trial and other Phase 2 clinical trials, manufacturing and other preclinical development activities. The increase in KO-539-related research and development expenses was primarily due to the initiation of the Phase 1/2A clinical trial for KO-539 in September 2019. The decrease in KO-947-related costs is due to the termination of the ERK inhibitor program. Personnel costs and other expenses include employee salaries and related expenses, facilities expense and overhead expenses. The increase in personnel costs and other expenses was to support our registration-directed clinical trial for tipifarnib and the Phase 1/2A clinical trial of KO-539.

General and Administrative Expenses. The increase in general and administrative expenses for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to increases of $1.8 million in professional and legal fees, $1.7 million in pre-commercial planning expenses, $1.3 million in non-cash share-based compensation expense and $1.1 million in personnel costs.

Liquidity and Capital Resources

 Since our inception, we have funded our operations primarily through equity and debt financings. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities.

In May 2020, we completed a public offering in which we sold an aggregate of 10,465,000 shares of common stock at a price of $13.75 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $134.9 million.

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

We have incurred operating losses since inception and negative cash flows from operating activities. As of June 30, 2020, we had an accumulated deficit of $252.6 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global financial markets have experienced volatility and uncertainty. There can be no assurance that further volatility and uncertainty in the financial markets and declining confidence in economic conditions will not occur. If financial markets remain volatile and uncertain, and for so long as they do, it may make any necessary capital financing more difficult to obtain, more costly and/or more dilutive. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of June 30, 2020, we had cash, cash equivalents and short-term investments of $338.9 million. Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2023. During the period of uncertainty of volatility related to the COVID-19 pandemic, we will continue to monitor our liquidity.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, collaborations, strategic partnerships or licensing arrangements. Other than our term loan facility, we do not have any committed external source of funds. Additional capital may not be available on reasonable terms, if at all. Subject to limited exceptions, our term loan facility also prohibits us from incurring indebtedness without the prior written consent of the lender. To the extent that we raise additional capital through the sale of stock or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global financial markets have experienced volatility and uncertainty. There can be no assurance that further volatility and uncertainty in the financial markets and declining confidence in economic conditions will not occur. If financial markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be unable to carry out our business plan. As a result, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our product candidates even if we would otherwise prefer to develop and commercialize such product candidates ourselves, and our business, financial condition and results of operations would be materially adversely affected.

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Six Months Ended
	June 30,
	2020	2019	Change
Net cash used in operating activities	$(34,556)	$(28,682)	$(5,874)
Net cash provided by investing activities	5,774	24,684	(18,910)
Net cash provided by financing activities	137,615	109,959	27,656

Operating Activities. The increase in net cash used in operating activities for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to an increase of $10.8 million in net loss, offset by a decrease of $2.8 million in payments of accounts payable and accrued expenses and an increase of $1.2 million in non-cash share based compensation expense.

Investing Activities. The decrease in net cash provided by investing activities for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to a decrease of $22.7 million in maturities and sales of marketable securities and an increase of $1.2 million in purchases of property and equipment, offset by a decrease of $5.1 million in purchases of marketable securities.

Financing Activities. The increase in net cash provided by financing activities for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to increases of $26.8 million in proceeds from sale of common stock and $0.9 million in proceeds from exercise of stock options and purchases under our employee stock purchase plan.

Contractual Obligations

During the three months ended June 30, 2020, there were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in money market funds, corporate debt securities, U.S. Treasury securities and commercial paper. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the unaudited condensed statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on June 30, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

We are also subject to interest expense fluctuations through our Term Loans, which as of June 30, 2020 bear interest at a rate equal to the greater of (i) 5.50% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal plus (b) 0.25% and are therefore exposed to changes in interest rates through their maturity date of May 2023. If a 10% change in interest rates were to have occurred on June 30, 2020, this change would not have had a material effect on our interest expense as of that date.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Risks Related to the Discovery and Development of Our Product Candidates

Our ability to conduct our clinical trials has been and could continue to be adversely impacted by COVID-19.*

COVID-19 has and could continue to adversely impact our ability to conduct our clinical trials. The COVID-19 pandemic may negatively affect the operations of third-party suppliers and service providers that we rely upon to carry out our clinical trials or the operations of our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates for our clinical trials. Furthermore, the COVID-19 pandemic may delay startup of new clinical trial sites and enrollment in our clinical trials due to prioritization of hospital resources toward the pandemic, requirements for working remotely and restrictions in travel. Some patients may be unwilling to enroll in our current and future clinical trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. Increased demand at clinical trial sites and quarantined doctors and staff may reduce personnel and other available resources at clinical trial sites needed to conduct our clinical trials and may cause the screening of new patients or clinical trial operations to be delayed or paused. Trial sites may also limit or prohibit on site dosing and monitoring to decrease potential exposure of doctors, staff and patients to COVID-19, which may require us to adopt remote monitoring and other procedures to ensure verifiable trial execution. In alignment with recent FDA guidance on clinical trials, “FDA Guidance on Conduct of Clinical Trials of Medical Products during COVID-19 Pandemic Guidance for Industry, Investigators, and Institutional Review Boards,” we are taking steps to address potential trial protocol deviations due to COVID-19 pandemic or the pandemic control measures taken. Although we continue to enroll patients on our clinical studies, there is the potential that we may experience significant delays or other material adverse effects from the COVID-19 pandemic with regard to the conduct of our clinical trials and the COVID-19 pandemic could potentially decrease the implementation of protocol required trial activities and the quality of source data verification at clinical trial sites. Additionally, if a clinical trial site is not capable of new remote clinical trial capabilities, we may be required to find and engage new clinical trial investigative sites. Any negative impact of the COVID-19 pandemic on patient enrollment or treatment could delay our clinical trial timelines and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, particularly on our current projected timelines. We remain in active dialog with our contract research organizations, or CROs, and clinical sites to minimize the impact of the COVID-19 pandemic to our clinical trials without adversely affecting the safety of patients, the quality of clinical data and overall integrity of our clinical trials. Despite our best efforts, it may prove difficult to continue to treat patients in a timely manner and activation of new sites could be delayed, particularly for our clinical trial sites in areas with high rates of community spread.

We are highly dependent on the success of our lead product candidates, tipifarnib and KO-539, which are still in clinical development, and we cannot give any assurance that they or any of our other product candidates will receive regulatory approval, which is necessary before they can be commercialized.*

Our future success is highly dependent on our ability to obtain regulatory approval for, and then successfully commercialize, our lead product candidates, tipifarnib and KO-539. Our business depends entirely on the successful development and commercialization of our product candidates. We have not completed the development of any product candidates; we currently generate no revenues from sales of any product, and we have not demonstrated that we can successfully develop a marketable product.

Tipifarnib and KO-539 will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, regulatory approval in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. We presently anticipate that an approved companion diagnostic will be required in order to obtain approval for tipifarnib in HRAS mutant HNSCC and for KO-539 in NPM1-mutant AML and KMT2A-rearranged AML. Companion diagnostics are subject to regulation as medical devices and must be separately approved for marketing by the FDA. We are not permitted to market or promote tipifarnib, KO-539 or any other product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approvals. Although the scope of regulatory approval is similar in other countries, in some countries there are additional regulatory requirements and potential regulatory risks and we cannot predict success in these jurisdictions.

There is no guarantee that our current clinical trials for tipifarnib or KO-539 will be completed on time or at all. Prior to receiving approval to commercialize tipifarnib or KO-539, if any, in the United States or internationally, we must demonstrate to the satisfaction of the FDA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways, and the favorable results from previous trials of a product candidate may not be replicated in subsequent clinical trials. Even if we believe the preclinical or clinical data are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. We maintain frequent, ongoing dialogue with the FDA and other regulatory bodies regarding our clinical trial design, including the patient selection criteria, dosing plan and statistical analysis plan. There is a risk that the FDA or other regulatory agencies could at any time raise objections to the design or conduct of our clinical trials. Any such objections could delay the initiation or completion of our registration-directed clinical trial.

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

Although we believe there may be potential to pursue a path to accelerated approval for KO-539 for the treatment of patients with particular subtypes of relapsed or refractory AML, we cannot guarantee that KO-539 will demonstrate sufficient safety and tolerability and clinical activity to support an application for accelerated approval. Even if KO-539 demonstrates sufficient activity in one patient subset, such as patients with KMT2A-rearranged AML, to support an application in that subset, there can be no assurance it will demonstrate sufficient activity to support an application for accelerated approval in other patient subsets. Even if the trial results from KO-539 demonstrate a compelling clinical benefit, the FDA has substantial discretion in the approval process and may not grant approval based on data generated by us.

If the results of our trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant additional resources to conduct additional trials in support of potential approval of tipifarnib, KO-539 or our other product candidates.

We have not previously submitted a new drug application, or NDA, to the FDA, or similar product approval filings to comparable foreign authorities, or received marketing approval for any product candidate, and we cannot be certain that tipifarnib or KO-539 will be successful in clinical trials or receive regulatory approval for any indication. We cannot anticipate whether or when we will seek regulatory review of tipifarnib or KO-539 for any other indications. If we do not receive regulatory approvals for and successfully commercialize tipifarnib on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market tipifarnib or KO-539, our revenues will be dependent, in part, on our third-party collaborator’s ability to commercialize the companion diagnostic as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the market opportunities for the treatment of HRAS mutant HNSCC, NPM1-mutant AML and KMT2A-rearranged AML and other diseases are not as significant as we estimate, our business and prospects may be harmed.

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

In order to execute on our strategy of advancing the clinical development of tipifarnib and KO-539, we have designed our clinical trials, and expect to design future clinical trials of our product candidates, to include patients who harbor a particular attribute such as a particular genetic alteration, tumor histology or expression level that we believe contribute to or are associated with particular cancer subsets. Our goal in doing this is to enroll patients who have the highest probability of responding to our product candidate and in our proof-of-concept Phase 2 clinical trials, to show early and statistically significant evidence of clinical efficacy. Potential molecular biomarkers we have identified in retrospective analyses of data from clinical trials of tipifarnib in certain cancer indications may not be prospectively validated as biomarkers of tipifarnib activity in our ongoing Phase 2 clinical trials or in future clinical trials that we may conduct in these indications. If we are unable to identify molecular or genetic alterations, or biomarkers, that are predictive of response to our product candidates, or we are unable to include patients who harbor the applicable genetic alterations or expression levels in our clinical trials, or if our product candidates fail to work as we expect, our ability to assess the therapeutic effect, seek participation in FDA expedited review and approval programs, including Breakthrough Therapy, Fast Track Designation, Priority Review and Accelerated Approval, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised, resulting in longer development times, larger clinical trials and a reduced likelihood of obtaining regulatory approval.

We may find it difficult to enroll patients in our clinical trials for tipifarnib and KO-539. Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates.*

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment.

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

In addition, our clinical trials have been and may continue to be affected by COVID-19. Clinical site initiation and patient enrollment may be delayed due to prioritization of hospital resources toward COVID-19. Current or potential patients in our ongoing or planned clinical trials may also choose to not enroll, not participate in follow-up clinical visits or drop out of the trial as a precaution against contracting COVID-19. Further, some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Some clinical sites in the United States have started to slow or stop further enrollment of new patients in clinical trials, denied access to site monitors or otherwise curtailed certain operations. Similarly, our ability to recruit and retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, may be adversely impacted. These events could delay our clinical trials, increase the cost of completing our clinical trials and negatively impact the integrity, reliability or robustness of the data from our clinical trials. On May 4, 2020, we announced the suspension and termination of certain development activities due to a strategic review of our portfolio, including the suspension of the initiation of a planned registration directed study for tipifarnib in T-cell lymphoma, the suspension of a planned Phase 2 clinical trial for tipifarnib in pancreatic cancer and the termination of our KO-947 ERK inhibitor program.

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

We anticipate that our current product candidates and any future product candidates may be used in combination with third-party drugs or biologics, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.*

Our current product candidates and any future product candidates have the potential to be administered in combination with one or more cancer therapies, such as PI3 kinase alpha inhibitor or other drugs, both approved and unapproved. Our ability to develop and ultimately commercialize our current product candidates and any future product candidates used in combination with another drug or biologic will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing PI3 kinase alpha inhibitor or other drugs, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. We are currently developing tipifarnib and may develop other future product candidates for use in combination with PI3 kinase alpha inhibitor or other therapies. The FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive previous trial results are attributable to the combination therapy and not our current product candidates and any future product candidates. Moreover, following product approval, the FDA or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, quality, manufacturing and supply issues, and changes to the standard of care.

In the event that any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms, we would need to identify alternatives for accessing such products. Additionally, should the supply of products from any future collaborator or supplier be interrupted, delayed or otherwise be unavailable to us, our clinical trials may be delayed. In the event we are unable to source an alternative supply, or are unable to do so on commercially reasonable terms, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

Additionally, we may evaluate our product candidates in combination with third-party drugs or biologics, and safety concerns arising during a combination trial could negatively affect the individual development program of each candidate, as the FDA or comparable foreign regulatory authorities may require us to discontinue single-candidate trials until the contribution of each product candidate to any safety issues is better understood.

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

As we do not have in-house diagnostic testing capabilities, we rely extensively on third-party collaborators for the development and commercialization of these diagnostic tests. Our goal is to provide a sensitive, accurate and cost-effective diagnostic testing solution for oncologists, whereby they can obtain molecular testing data that will help them to identify whether their patients are eligible as candidates for enrollment in our clinical trials. Moreover, we anticipate that, if and when tipifarnib and/or KO-539 receives marketing approval, a significant percentage of patients will be identified using diagnostic testing platforms such as next-generation sequencing, or NGS, testing.

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

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.*

As one of the central elements of our business strategy and clinical development approach, we seek to screen and identify subsets of patients with molecular or genetic alterations who may derive meaningful clinical benefit from our product candidates. To achieve this, certain of our programs may require the de novo development and commercialization of a companion diagnostic for marketing approval. We rely on third-party collaborators for development of companion diagnostics for use in clinical trials and, if successful, will rely on third-party collaborators for development of companion diagnostics for commercialization of our product candidates. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. For example, for tipifarnib for the treatment of HRAS mutant HNSCC, we and our third-party collaborators have obtained an investigational device exemption, or IDE, for use of a qPCR-based assay to identify patients with HRAS mutant tumors as the companion diagnostic in AIM-HN in this indication. Patients can also be enrolled based on information on the patients’ tumor HRAS mutation status obtained by the clinical sites from NGS panels used by the site or third parties to characterize patients’ tumors. Additionally, we have introduced a tumor HRAS mutant allele frequency as an entry criterion for enrollment in AIM-HN. The results of NGS panels used by our clinical sites may not be accurate or consistent across sites and may not be consistent with results obtained from our companion diagnostic, and our development of tipifarnib or a companion diagnostic may be delayed or complicated as a result.

If the results of AIM-HN, KOMET-001 or other clinical trials are positive and we validate our biomarker hypotheses in those clinical trials, we plan to partner development and validation of companion diagnostic tests to aid in the selection of patients in any subsequent clinical trials we decide to pursue for those product candidates and to prepare and submit an application for IDE for use of the companion diagnostic in the clinical trials, when necessary. Any delay or failure by us or our third-party collaborators to develop or obtain IDE approval for use of companion diagnostics in our clinical trials could delay or prevent us from commencing or completing our clinical trials. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. To date, the FDA has frequently required a premarket approval application of companion diagnostics for cancer therapies. We presently anticipate that an approved companion diagnostic will be required in order to obtain approval for tipifarnib in HRAS mutant HNSCC and for KO-539 in NPM1-mutant AML and KMT2A-rearranged AML. We and our third-party collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our product candidates. The approval of a companion diagnostic as part of the product label will limit the use of the product candidate to only those patients who express the specific genetic alteration it was developed to detect. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

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

•	our and our third-party collaborators’ ability to develop and validate companion diagnostics for our product candidates;
•	our ability to obtain, as well as the timeliness of obtaining, additional funding to develop our product candidates;
•	the results of clinical trials or marketing applications for other product candidates that may compete with our portfolio of product candidates;
•	competition from existing products or new products that may receive marketing approval;
•	potential side effects of our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;
•	any delays in regulatory review and approval of our product candidates;
•	our ability to identify and develop additional product candidates;
•	the ability of patients or healthcare providers to obtain sufficient coverage and adequate reimbursement for our products;
•	our ability, and the ability of third parties, such as CROs, to adhere to clinical trial and other regulatory requirements;
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

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.*

We are a clinical-stage company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical, clinical and regulatory development of our product candidates and conducting pre-commercial and diagnostic related activities for our product candidates. We have not yet demonstrated our ability to successfully complete clinical trials or the development of companion diagnostics in support of FDA approval, obtain marketing approvals, manufacture a product at commercial scale, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Medicines, on average, take 10 to 15 years to be developed from the time they are discovered to the time they receive marketing approval. Consequently, any predictions you make about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We may in the future need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We will need to obtain substantial additional capital in connection with our continuing operations. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish certain rights to our technologies or product candidates.*

Until such time, if ever, as we can generate sufficient product revenues to fund our operations, we will need to raise additional capital in connection with our continuing operations. We expect to finance our cash needs through a combination of equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of our stockholders as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global financial markets have experienced volatility and uncertainty. There can be no assurance that further volatility and uncertainty in the financial markets and declining confidence in economic conditions will not occur. If financial markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

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

Risks Related to Our Dependence on Third Parties

We rely on third-party contractors and organizations to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such clinical trials.*

We rely, and expect to continue to rely, on third-party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to support our preclinical development activities and conduct our clinical trials, including our registration-directed clinical trial of tipifarnib in HRAS mutant HNSCC, our Phase 1/2A clinical trial of KO-539 in AML and any other subsequent clinical trials of tipifarnib and KO-539. These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we are required to enter into alternative arrangements, our product development activities could be delayed.

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

We depend on third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.*

We do not own or operate facilities for the manufacture of our product candidates and we currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of clinical supplies of tipifarnib and KO-539 for preclinical and clinical testing. We will rely on third parties as well for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We also expect to rely on other third parties to package and label the drug product as well as to store and distribute drug supplies for our clinical trials.

The manufacture of pharmaceutical products is complex and requires significant expertise and capital investment, including the development of drug formulation and manufacturing techniques and process controls. Manufacturers of active pharmaceutical ingredients, or APIs, and pharmaceutical products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our products or in the manufacturing facilities in which our products are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We have developed a modified drug product manufacturing process and a modified tablet formulation of tipifarnib we are using in our AIM-HN clinical trial. Although our Phase 1 relative bioavailability study indicated pharmacokinetic comparability between the original and the modified tablets, we cannot be certain that in our AIM-HN or other clinical trials we will not observe differences between the tablets which could impact clinical outcomes.

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

The FDA and other regulatory agencies may require more extensive or expensive trials for combination product candidates than may be required for single agent pharmaceuticals.*

In the event that we seek regulatory approval for a combination product candidate, we may be required to show that each active pharmaceutical ingredient in the product candidate makes a contribution to the combined product candidate’s claimed effects and that the dosage of each component, including amount, frequency and duration, is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy. As a result, we may be required to conduct clinical trials comparing each component drug with the combination. This could require us to conduct more extensive and more expensive clinical trials than would be the case for many single agent pharmaceuticals. The need to conduct such trials could make it more difficult and costly to obtain regulatory approval of a combination drug than of a new drug containing only a single active pharmaceutical ingredient.

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

There remain judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Certain changes to the ACA, such as the removal of the ACA’s individual health insurance mandate by federal tax legislation, a delay in the implementation of certain ACA-mandated fees, and other changes to the ACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” were recently enacted or implemented, and the effect of these changes is unknown. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. However, on April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress’ denial of $12 billion in “risk corridor” funding. On December 14, 2018, a U.S. District Court Judge in Texas ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall of 2020. It is unclear how such litigation and other efforts to repeal and replace ACA will impact ACA and our business. We cannot predict the ultimate content, timing or effect of healthcare reform legislation or regulation or the impact of potential legislation or regulation on us.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, that due to subsequent legislative amendments, will stay in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws and other potential legislation may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. Although some of these and other potential measures may require additional regulation or legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business. It is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020,

CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus.

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

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. Effective January 1, 2020, the CCPA requires covered companies to provide new disclosures to California consumers, provides such consumers new ways to opt-out of certain sales of personal information, and allows for a new private right of action for data breaches. The CCPA will likely impact (possibly significantly) our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data.

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

We have licensed patent rights from third parties for some of our development programs, including tipifarnib from Janssen and compounds in our menin-KMT2A program from the University of Michigan. As a licensee of third parties, we rely on these third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under some of our license agreements. We have not had and do not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business.

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

If we breach any of the agreements under which we license from third parties the commercialization rights to our product candidates, we could lose license rights that are important to our business and our operations could be materially harmed.*

We have in-licensed from Janssen the use, development and commercialization rights in all indications other than virology, for our lead product candidate, tipifarnib. We have also in-licensed rights to KO-539 and other compounds in our menin-KMT2A program from the University of Michigan. Additionally, we have an exclusive worldwide license from Memorial Sloan Kettering Cancer Center to a patent family pertaining to a method of use of tipifarnib. As a result, our current business plans are dependent upon our satisfaction of certain conditions to the maintenance of the Janssen agreement and the rights we license under it and our other in-license agreements. The Janssen license agreement and the University of Michigan license agreement each provide that we are subject to diligence obligations relating to the commercialization and development of the respective product candidates, milestone payments, royalty payments and other obligations. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of our license agreement with Janssen, University of Michigan or any of our other license agreements or license agreements we may enter into on which our business or product candidates are dependent, Janssen, University of Michigan or other licensors may have the right to terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain product candidates. The loss of the rights licensed to us under our license agreement with Janssen, University of Michigan or our other license agreements or any future license agreement that we may enter granting us rights on which our business or product candidates are dependent, would eliminate our ability to further develop the applicable product candidates and would materially harm our business, prospects, financial condition and results of operations.

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

We may not be successful in obtaining or maintaining necessary rights for our development pipeline through acquisitions and in-licenses.*

Presently we have rights to intellectual property under an exclusive license from Janssen, to develop tipifarnib in all fields other than virology, an exclusive worldwide license from the University of Michigan for all therapeutic indications for KO-539 and other compounds in our menin-KMT2A program and an exclusive worldwide license from Memorial Sloan Kettering Cancer Center to a patent family pertaining to a method of use of tipifarnib. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. Additionally, a companion diagnostic may require that we or a third-party collaborator developing the diagnostic acquire proprietary rights held by third parties, which may not be available. We may be unable to acquire or in-license any compositions, methods of use, or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

We currently have no sales or market access personnel. If we are unable to establish effective sales or market access capabilities or enter into agreements with third parties to sell or market our product candidates if they obtain regulatory approval, we may not be able to effectively sell or market our product candidates, if approved, or generate product revenues.*

We currently do not have sales or market access teams for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. In order to commercialize any product candidates, we must build on a territory-by-territory basis sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates continue to progress toward regulatory approval, we intend to establish sales and market access teams with expertise to commercialize our product candidates, which will be expensive and time consuming and will require significant attention of our executive officers to manage. Capable managers with commercial experience may need to be identified and successfully recruited to our company. Any failure or delay in the development of our sales and market access capabilities would adversely impact the commercialization of any of our products that we obtain approval to market. With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements when needed on acceptable terms or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies, which may directly compete with tipifarnib, KO-539 and any other future product candidates. In the case of KO-539, one of our competitors recently published preliminary clinical data demonstrating that their inhibitor of the menin-KMT2A interaction was able to drive clinical benefit, including objective responses, in relapsed or refractory patients with KMT2A-rearranged AML. If that competitor is able to advance their clinical program more quickly than ours, our commercial opportunity for KO-539 could be reduced.

Our commercial opportunity also could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop alone or in combination with other drugs or biologics. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or slow our regulatory approval.

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

We currently have a limited number of employees, are highly dependent on our Chief Executive Officer and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are a clinical-stage company with a limited operating history, and, as of June 30, 2020, we had only 71 full-time employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing, sales and market access personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our discovery and preclinical development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and market access capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of development, regulatory affairs, operations, sales, marketing and market access. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. From time to time, including recently as a result of the COVID-19 pandemic and actions taken to slow its spread, global financial markets have experienced volatility and uncertainty. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our business could be negatively impacted by cyber security threats.*

In the ordinary course of our business, we use our data centers and our networks to store and access our proprietary business information. We are dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies. We face various cyber security threats, including cyber security attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information. Our dependence on technology systems in conducting our business has been underscored as a result of the COVID-19 pandemic and the precautions to control the pandemic. In particular, the COVID-19 pandemic has caused us to modify our business practices, including the requirement that our office-based employees in the United States and in most of our other key markets work from home. Changes in how our employees work and access our systems during the current COVID-19 pandemic could lead to additional opportunities for bad actors to launch cyberattacks or for employees to cause inadvertent security risks or incidents. We have implemented procedures and controls, including the use of several information technology tools, to identify, monitor and prevent cyber security threats on our networks and will continue to assess for cybersecurity threats and protective tools. These procedures and controls may not be sufficient to prevent or mitigate cyber security incidents. The result of these incidents, which could be further amplified during the current COVID-19 pandemic, could include disrupted operations, lost opportunities, misstated financial data, liability for stolen assets or information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage. Any remedial costs or other liabilities related to cyber security incidents may not be fully insured or indemnified by other means.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 until June 30, 2020, were $24.03 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of June 30, 2020, we had 1,246,073 shares of common stock reserved for future issuance under the 2014 Plan and options to purchase up to an aggregate of 5,101,309 shares of common stock outstanding. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2020, an automatic increase pursuant to the 2014 Plan occurred, resulting in 1,815,361 additional shares available for future grant under the 2014 Plan.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of June 30, 2020, we had 183,264 shares of common stock reserved for future issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2019, the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in 2020. In addition, a warrant to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share was outstanding as of June 30, 2020.

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

•

the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock; and

•

provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine. These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims.

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

Our charter documents provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.*

Our amended and restated certificate of incorporation, as amended, and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders;
•	any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; and
•	any action asserting a claim against us governed by the internal affairs doctrine.

These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive-forum provisions in our amended and restated certificate of incorporation, as amended, and amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act significantly revised the Internal Revenue Code of 1986, as amended. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, the CARES Act modified certain provisions of the Tax Cuts and Jobs Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.*

Under the Tax Cuts and Jobs Act, as modified by the CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced an ownership change in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California recently imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Warrant to Purchase Stock issued by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

10.1	First Amendment to Loan and Security Agreement, dated April 3, 2020, by and between the Registrant and Silicon Valley Bank.		8-K (Exhibit 10.1)	4/7/2020	001-37620

10.2	Second Amendment to Sublease, dated April 22, 2020 by and between the Registrant and Araxes Pharma LLC.		10-Q (Exhibit 10.7)	5/4/2020	001-37620

10.3	First Amendment to Office Lease Agreement, dated May 2, 2020 by and between the Registrant and BRE CA Office Owner LLC.		10-Q (Exhibit 10.8)	5/4/2020	001-37620

10.4+	Amended and Restated Nonemployee Director Compensation Policy.	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kura Oncology, Inc.
A Delaware corporation

Date: August 6, 2020	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Marc Grasso, M.D.
Marc Grasso, M.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial and Accounting Officer)