Form 10-Q
period 2020-09-30
Kura Oncology, Inc.
filed 2020-11-05
CIK 1422143

say

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of the close of business on November 2, 2020, the registrant had 56,708,089 shares of Common Stock ($0.0001 par value) outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,955	$26,135
Short-term investments	248,458	210,756
Prepaid expenses and other current assets	3,498	2,712
Total current assets	328,911	239,603
Property and equipment, net	2,103	44
Restricted cash	210	—
Operating lease right-of-use assets	6,711	234
Other long-term assets	1,632	2,091
Total assets	$339,567	$241,972

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$19,205	$15,314
Current portion of long-term debt, net	2,500	250
Total current liabilities	21,705	15,564
Long-term debt, net	5,000	7,250
Operating lease liabilities, long-term	6,023	—
Other long-term liabilities	344	377
Total liabilities	33,072	23,191
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 56,627 and 45,384 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	6	5
Additional paid-in capital	582,608	431,322
Accumulated other comprehensive income	224	331
Accumulated deficit	(276,343)	(212,877)
Total stockholders' equity	306,495	218,781
Total liabilities and stockholders' equity	$339,567	$241,972

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating Expenses:
Research and development (includes related party amounts of nil and $133 for the three months ended September 30, 2020 and 2019, respectively, and $195 and $284 for the nine months ended September 30, 2020 and 2019, respectively)	$16,601	$12,540	$42,873	$34,362
General and administrative (includes related party amounts of nil and $87 for the three months ended September 30, 2020 and 2019, respectively, and $187 and $262 for the nine months ended September 30, 2020 and 2019, respectively)	7,593	5,134	22,694	14,154
Total operating expenses	24,194	17,674	65,567	48,516
Other Income (Expense):
Management fee income, related party	12	31	39	231
Interest income	559	1,396	2,496	3,448
Interest expense	(146)	(145)	(434)	(438)
Total other income	425	1,282	2,101	3,241
Net Loss	$(23,769)	$(16,392)	$(63,466)	$(45,275)

Net loss per share, basic and diluted	$(0.42)	$(0.36)	$(1.24)	$(1.11)
Weighted average number of shares used in computing net loss per share, basic and diluted	56,405	45,241	51,169	40,805

Comprehensive Loss:
Net loss	$(23,769)	$(16,392)	$(63,466)	$(45,275)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities and foreign currency	(333)	171	(107)	463
Comprehensive Loss	$(24,102)	$(16,221)	$(63,573)	$(44,812)

 See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	45,384	$5	$431,322	$331	$(212,877)	$218,781
Issuance of common stock, net of offering costs	10,465	1	134,923	—	—	134,924
Share-based compensation expense	—	—	9,065	—	—	9,065
Issuance of common stock from exercise of options and employee stock purchase plan	778	—	7,298	—	—	7,298
Other comprehensive loss	—	—	—	(107)	—	(107)
Net loss	—	—	—	—	(63,466)	(63,466)
Balance at September 30, 2020	56,627	$6	$582,608	$224	$(276,343)	$306,495

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2020	56,214	$6	$574,385	$557	$(252,574)	$322,374
Share-based compensation expense	—	—	3,360	—	—	3,360
Issuance of common stock from exercise of options	413	—	4,863	—	—	4,863
Other comprehensive loss	—	—	—	(333)	—	(333)
Net loss	—	—	—	—	(23,769)	(23,769)
Balance at September 30, 2020	56,627	$6	$582,608	$224	$(276,343)	$306,495

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

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Operating Activities
Net loss	$(63,466)	$(45,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	9,065	6,970
Depreciation expense	86	—
Amortization of premium and accretion of discount on marketable securities, net	42	(987)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(237)	(345)
Other long-term assets	832	(87)
Accounts payable and accrued expenses	1,993	(1,230)
Other long-term liabilities	163	127
Net cash used in operating activities	(51,522)	(40,827)

Investing Activities
Purchases of marketable securities	(192,943)	(196,824)
Maturities and sales of marketable securities	155,093	165,756
Purchases of property and equipment	(1,896)	—
Net cash used in investing activities	(39,746)	(31,068)

Financing Activities
Proceeds from issuance of common stock, net	135,000	108,186
Proceeds from exercise of stock options and purchases under employee stock purchase plan	7,298	2,332
Net cash provided by financing activities	142,298	110,518
Net increase in cash, cash equivalents and restricted cash	51,030	38,623
Cash, cash equivalents and restricted cash at beginning of period	26,135	16,119
Cash, cash equivalents and restricted cash at end of period	$77,165	$54,742

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

Restricted Cash

Under the terms of an office lease entered into in March 2020, we are required to maintain a standby letter of credit during the term of the lease. As of September 30, 2020, restricted cash of $0.2 million was pledged as collateral for the letter of credit.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed balance sheets that sum to the total of the amounts shown in the unaudited condensed statements of cash flows, in thousands:

	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
Cash and cash equivalents	$76,955	$26,135	$54,742	$16,119
Restricted cash	210	—	—	—
Total	$77,165	$26,135	$54,742	$16,119

Net Loss per Share

Net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, outstanding stock options, an outstanding warrant and employee stock purchase plan rights are excluded from the calculation of diluted net loss per common share for the periods presented as their effect would be anti-dilutive. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the antidilutive effect of the securities. More specifically, for the three and nine months ended September 30, 2020 and 2019, outstanding stock options, an outstanding warrant and employee stock purchase plan rights totaling approximately 5,178,000 shares and 4,099,000 shares, respectively, were excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive.

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

The following tables summarize, by major security type, our investments that are measured at fair value on a recurring basis, in thousands:

		September 30, 2020
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$68,634	$—	$—	$68,634

Short-term investments:
U.S. Treasury securities	1 or less	120,480	139	(1)	120,618
Commercial paper	1 or less	74,238	—	—	74,238
Corporate debt securities	1 or less	53,524	78	—	53,602
Total short-term investments		248,242	217	(1)	248,458
Total		$316,876	$217	$(1)	$317,092

		December 31, 2019
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$18,445	$—	$—	$18,445

Short-term investments:
U.S. Treasury securities	2 or less	76,108	149	—	76,257
Commercial paper	1 or less	20,851	—	—	20,851
Corporate debt securities	2 or less	113,466	182	—	113,648
Total short-term investments		210,425	331	—	210,756
Total		$228,870	$331	$—	$229,201

The available-for-sale investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of September 30, 2020, all of our short-term investments had maturities less than one year. Realized gains and losses were de minimus for the three and nine months ended September 30, 2020.

We evaluate our available-for-sale debt securities for credit losses when the amortized cost basis exceeds fair value. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss). When evaluating an investment for impairment, we review factors such as the severity of the impairment, changes in underlying credit ratings, forecasted recovery, our intent to sell or the likelihood that we would be required to sell the investment before its anticipated recovery in market value and the probability that the scheduled cash payments will continue to be made. As of September 30, 2020, marketable securities with a fair market value of $8.1 million were in immaterial gross unrealized loss positions. Based on our review of these securities, we believe none of the unrealized loss is a result of a credit loss as of September 30, 2020 because we do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities prior to recovery of their amortized cost basis.

4. Fair Value Measurements

As of September 30, 2020 and December 31, 2019, we had cash equivalents and short-term investments measured at fair value on a recurring basis. Available-for-sale marketable securities consist of U.S. Treasury securities, which were measured at fair value using Level 1 inputs, and corporate debt securities and commercial paper, which were measured at fair value using Level 2 inputs. We determine the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. We validate the fair values of Level 2 financial instruments by comparing these fair values to a third-party pricing source.

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	September 30, 2020
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$68,634	$68,634	$—

Short-term investments:
U.S. Treasury securities	120,618	120,618	—
Commercial paper	74,238	—	74,238
Corporate debt securities	53,602	—	53,602
Total short-term investments	248,458	120,618	127,840
Total	$317,092	$189,252	$127,840

	December 31, 2019
	Balance	Level 1	Level 2
Cash equivalents:
Money market funds	$18,445	$18,445	$—

Short-term investments:
U.S. Treasury securities	76,257	76,257	—
Commercial paper	20,851	—	20,851
Corporate debt securities	113,648	—	113,648
Total short-term investments	210,756	76,257	134,499
Total	$229,201	$94,702	$134,499

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy.

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	September 30, 2020	December 31, 2019
Computer software and equipment and laboratory equipment	$275	$136
Furniture and fixtures	847	—
Leasehold improvements	1,159	—
Property and equipment, gross	2,281	136
Less: accumulated depreciation	(178)	(92)
Property and equipment, net	$2,103	$44

Accounts payable and accrued liabilities consisted of the following, in thousands:

	September 30, 2020	December 31, 2019
Accounts payable	$814	$3,526
Accrued research and development expenses	9,983	6,970
Accrued compensation and benefits	5,010	3,694
Lease liability, current portion	1,903	252
Other accrued expenses	1,495	872
Total accounts payable and accrued expenses	$19,205	$15,314

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

In January 2020, we entered into an office lease agreement for our corporate offices in San Diego, California, which would have commenced on May 1, 2020. In May 2020, we entered into an amendment to such office lease agreement that subsequently amended the commencement date to August 1, 2020 and extended the lease expiration to November 30, 2025. We refer to such office lease agreement, as amended, as the San Diego Lease. The San Diego Lease provides for a one-time option to extend for a period of five additional years. The monthly base rent is approximately $58,000 for the first year, which amount will increase by 3.0% per year over the initial term. In addition, the San Diego Lease is subject to charges for common area maintenance and other costs. The San Diego Lease provides a four-month rent abatement period during the first year of the San Diego Lease and approximately $1.0 million in reimbursement for allowable tenant improvements, which effectively reduce the total lease payments owed for the San Diego Lease. For accounting purposes, the lease commencement date was determined to be March 2020 when we had control of the office space. We recorded an operating lease right-of-use, or ROU, asset and operating lease liability of approximately $2.2 million on our unaudited condensed balance sheet on the lease commencement date in the first quarter of 2020.

 In March 2020, we entered into a lease agreement for office space in Boston, Massachusetts, or the Boston Lease, which commenced on April 1, 2020 and expires on July 31, 2024. The Boston Lease provides for a one-time option to extend the Boston Lease for a period of five additional years after the expiration of the initial lease term. Under the terms of the Boston Lease, monthly base rent is approximately $105,500 for the first year, subject to an annual fixed percentage increase of 2.0% on April 1st of each year. In addition, we are obligated to pay for common area maintenance and other costs. Under the terms of the Boston Lease, we are required to maintain a standby letter of credit of approximately $0.2 million during the term of the lease. We recorded an operating lease ROU asset and operating lease liability of approximately $5.1 million on our unaudited condensed balance sheet on the lease commencement date in the second quarter of 2020.

In May 2020, we entered into a two-year sublease for certain designated lab space in San Diego, California, which commenced on June 9, 2020. Under the terms of the sublease, the monthly base rent is approximately $12,500 in the first year, subject to an annual fixed percentage increase of 5.0% in June of the following year. We are not obligated to pay for common area maintenance and other costs. We recorded an operating lease ROU asset and operating lease liability of approximately $0.3 million on our unaudited condensed balance sheet on the lease commencement date in the second quarter of 2020.

Maturities of lease liabilities as of September 30, 2020 are as follows, in thousands:

Year Ending December 31,
2020 (remaining)	$305
2021	2,141
2022	2,098
2023	2,080
2024	1,558
2025	722
Total lease payments	8,904
Less: imputed interest	(978)
Total operating lease liabilities	$7,926

As of December 31, 2019, we had remaining lease liabilities of approximately $0.3 million which will mature in 2020. As of September 30, 2020 and December 31, 2019, total operating lease ROU assets were $6.7 million and $0.2 million, respectively. As of September 30, 2020 and December 31, 2019, total operating lease liabilities were $7.9 million and $0.3 million, respectively, $6.0 million of which was recorded as noncurrent lease liability as of September 30, 2020. As of September 30, 2020 and December 31, 2019, the weighted-average discount rate was 5.5% and 6.5%, and the weighted-average remaining lease term was 4.3 years and 0.5 years, respectively.

Total cash paid for amounts included in the measurement of lease liabilities, net of tenant improvement reimbursements, was $0.1 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively. ROU assets obtained in exchange for operating lease liabilities were $7.5 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively.

Total operating lease expense was approximately $0.5 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively. Total operating lease expense was approximately $1.2 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively. We have entered into short-term operating leases that are not recorded on the unaudited condensed balance sheet. Total rent expense of all operating leases for the three months ended September 30, 2020 and 2019 was approximately $0.5 million and $0.1 million, respectively. Total rent expense of all operating leases for the nine months ended September 30, 2020 and 2019 was approximately $1.4 million and $0.4 million, respectively.

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

9. Share-Based Compensation

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$1,003	$914	$2,618	$2,595
General and administrative	2,357	1,538	6,447	4,375
Total share-based compensation expense	$3,360	$2,452	$9,065	$6,970

As of September 30, 2020, unrecognized compensation costs related to employee stock options was approximately $31.6 million, which is expected to be recognized over a weighted average period of approximately 2.8 years.

10. Related Party Transactions

Our president and chief executive officer is also the sole managing member of Araxes Pharma LLC, or Araxes, and is a significant stockholder of each of us and Araxes. The following is a summary of related party transactions for the three and nine months ended September 30, 2020 and 2019:

•	Facility Sublease

We subleased office space in San Diego, California from Araxes pursuant to the Sublease. The Sublease commenced in June 2017 and would have expired on October 31, 2019. In March 2019, the Sublease was amended to extend until April 30, 2020, and the monthly rent increased to approximately $24,000 per month effective November 1, 2019, corresponding to the increase in Araxes’ monthly rent. In April 2020, the Sublease was amended to extend the expiration date to June 30, 2020 with no change to the amount of monthly rent. The Sublease was terminated in June 2020. For the three months ended September 30, 2020 and 2019, rent expense, including operating costs, related to our sublease was approximately nil and $0.1 million, respectively. For the nine months ended September 30, 2020 and 2019, rent expense, including operating costs, related to our Sublease was approximately $0.2 million and $0.3 million, respectively.

•	Management Fees

We have a management services agreement with Araxes pursuant to which Araxes pays us monthly fees for management services calculated based on costs incurred by us in the provision of services to Araxes, plus a reasonable mark-up. For the three months ended September 30, 2020 and 2019, we recorded approximately $0.1 million in management fee income in both periods. For the nine months ended September 30, 2020 and 2019, we recorded approximately $0.1 million and $0.2 million in management fee income, respectively. In addition, the agreement allows for Araxes to reimburse us an amount equal to the number of full-time equivalents, or FTE, performing research and development services for Araxes, at an annual FTE rate of approximately $382,000, plus actual expenses as reasonably incurred. The initial term of this agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three and nine months ended September 30, 2020 and 2019, we recorded de minimus reimbursements in each period, which was recorded as a reduction to research and development expenses, on our unaudited condensed statements of operations and comprehensive loss.

•	Services Agreement

We have a services agreement with Wellspring Biosciences, Inc., or Wellspring, a wholly owned subsidiary of Araxes, pursuant to which we pay Wellspring for research and development services provided to us in an amount equal to the number of FTE’s performing the services, at an annual FTE rate of $400,000, plus actual expenses as reasonably incurred. The initial term of this services agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the three months ended September 30, 2020 and 2019, we recognized approximately nil and $0.1 million from research and development services provided to us under this agreement as research and development expense on our unaudited condensed statements of operations and comprehensive loss. For the nine months ended September 30, 2020 and 2019, we recognized approximately $0.1 million in both periods.

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

Our most advanced solid tumor indication for tipifarnib is in patients with head and neck squamous cell carcinoma, or HNSCC, that carry mutations in the HRAS gene. We are currently conducting a global, multi-center, open-label, non-comparative registration-directed clinical trial of tipifarnib in HRAS mutant HNSCC designed with two cohorts: a treatment cohort, which we call AIM-HN, and a prospective observational cohort.

On July 6, 2020, we amended the AIM-HN trial protocol to enable enrollment of patients with any HRAS mutation in addition to patients with a high HRAS variant allele frequency in order to assess the potential for clinical benefit in the overall HRAS mutant HNSCC population, which increased the number of evaluable HNSCC patients for AIM-HN. As a result of the COVID-19 pandemic and the additional patients required for the trial, we anticipate we will face delays in our timelines and milestones for the AIM-HN trial and, accordingly, are unable to reasonably forecast at this time when our AIM-HN trial will become fully enrolled.

In addition to studying tipifarnib in recurrent or metastatic HRAS mutant HNSCC as a monotherapy, we are also examining the potential use of tipifarnib in combination with other oncology therapies to address larger patient populations and pursue earlier lines of therapy. In particular, we are increasingly interested in HNSCC patients whose tumors are dependent on HRAS and/or PI3 kinase alpha, as evidenced by overexpression of the HRAS protein, or PIK3CA mutation or amplification. HRAS and PI3 kinase alpha are believed to be “co-dependent” oncoproteins in HNSCC. Our preclinical data support that notion and suggest that a combination approach has the potential to provide superior antitumor activity relative to inhibiting either target alone. Based upon the unmet need and our encouraging preclinical data, we are prioritizing the clinical development of tipifarnib in combination with a PI3 kinase alpha inhibitor as a strategy to treat both HRAS-dependent and PI3K alpha-dependent HNSCC patients.

Our second product candidate, KO-539, is a potent, selective, reversible and oral small molecule inhibitor of the Lysine K-specific Methyl Transferase 2A gene, or KMT2A (formerly referred to as the mixed-lineage leukemia 1 gene, or MLL1), protein-protein interaction. We have generated preclinical data that support the potential anti-tumor activity of KO-539 in genetically defined subsets of acute leukemia, including those with rearrangements or partial tandem duplications in the KMT2A gene as well as those with oncogenic driver mutations in genes such as nucleophosmin 1, or NPM1. Our preclinical data support the hypothesis that KO-539 targets epigenetic dysregulation and removes a key block to cellular differentiation to drive anti-tumor activity. We believe KO-539 has the potential to address approximately 35% of acute myeloid leukemia, or AML, including NPM1-mutant AML and KMT2A-rearranged AML. In the pediatric population, KMT2A-rearranged leukemias make up approximately 10% of acute leukemias in all age groups and in the case of infant leukemias, the frequency of KMT2A rearrangements is 70–80%. These pediatric leukemia sub-types portend a poorer prognosis and five-year survival rate that is lower than other leukemia sub-types and therefore represent a significant unmet medical need given the lack of curative therapeutic options. In April 2020, a competitor reported that its menin-KMT2A inhibitor showed potential anti-tumor activity in patients with KMT2A-rearranged AML.

We received orphan drug designation for KO-539 for the treatment of AML from the FDA in July 2019. We initiated our Phase 1/2A clinical trial of KO-539 in relapsed or refractory AML in September 2019 and are actively recruiting at multiple sites in the United States and France with the anticipation of expanding to additional sites in the United States, France and other countries during the expansion phase of the study. Our menin-KMT2A Phase 1/2A clinical trial, which we call the Kura Oncology MEnin-KMT2A Trial, or KOMET-001, has an accelerated design and will determine a recommended Phase 2 dose and schedule, or RP2D, using a modified toxicity probability interval, or MTPI, model. We expect to determine a RP2D for KO-539 in Q1 2021 and, if we determine the RP2D for KO-539, we intend to advance into genetically-defined expansion cohorts, including NPM1-mutant AML and KMT2A-rearranged AML. An abstract reporting preliminary data from KOMET-001 and that will be the subject of an oral presentation at the 2020 Annual Meeting of the American Society of Hematology, or ASH, on December 5, 2020 was posted on the ASH website on November 4, 2020. We anticipate sharing a more mature dataset from KOMET-001, including preliminary data from approximately 10 patients with relapsed/refractory AML, at the ASH oral presentation on December 5, 2020.

The COVID-19 Pandemic

The novel coronavirus pandemic, COVID-19, has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business interruptions and shutdowns. These precautions may continue to disrupt our business operations and prospects. Since early March 2020, we have taken temporary precautionary measures, including routine screening and remote working initiatives, intended to help minimize the risk of COVID-19 to our employees and their families. We also suspended non-essential travel worldwide for our employees. In addition, we have experienced, and expect to continue to experience, patient screening and enrollment at a slower pace at many of our clinical trial sites than what was projected when the trials began. Some of our clinical sites have experienced challenges in conducting trial activities while they focus critical resources on caring for COVID-19 patients and due to facility restrictions, quarantines, travel restrictions, remote work requirements and other precautions. To manage the COVID-19 impact on our business, we developed a comprehensive COVID-19 contingency plan designed to work closely with our third-party contractors and investigators to ensure our ongoing clinical trials proceed safely and efficiently. As a result of these efforts, we continue to accrue patients for our clinical trials, but we expect the disruption caused by and the challenges associated with COVID-19 to continue for the foreseeable future. The long-term trends impacting our business from COVID-19 are uncertain and will depend on the continued world-wide progress toward managing this health crisis.

Liquidity Overview

As of September 30, 2020, we had cash, cash equivalents and short-term investments of $325.4 million. In May 2020, we completed a public offering that resulted in net proceeds to us, after deducting underwriting discounts, commissions and offering expenses, of approximately $134.9 million. We have a term loan facility with Silicon Valley Bank under which we may, at our sole discretion, borrow up to an additional $12.5 million at any time until November 30, 2020. In addition, we have an at-the-market issuance sales agreement with SVB Leerink LLC and Stifel, Nicolaus & Company, Incorporated, or ATM facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million. We have not yet sold any shares of our common stock under the ATM facility. To date, we have not generated any revenues from product sales, and we do not have any approved products. Since our inception, we have funded our operations primarily through equity and debt financings. We anticipate that we will require significant additional financing in the future to continue to fund our operations as discussed more fully below under the heading “Liquidity and Capital Resources.”

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of September 30, 2020, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Results of Operations

The following table sets forth our results of operations for the periods presented, in thousands:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019	Change	2020	2019	Change
Research and development expenses	$16,601	$12,540	$4,061	$42,873	$34,362	$8,511
General and administrative expenses	7,593	5,134	2,459	22,694	14,154	8,540
Other income, net	425	1,282	(857)	2,101	3,241	(1,140)

Comparison of the Three Months Ended September 30, 2020 and 2019

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended
	September 30,
	2020	2019	Change
Tipifarnib-related costs	$7,524	$7,370	$154
KO-539-related costs	2,416	749	1,667
KO-947-related costs	464	656	(192)
Personnel costs and other expenses	5,194	2,851	2,343
Share-based compensation expense	1,003	914	89
Total research and development expenses	$16,601	$12,540	$4,061

The increase in KO-539-related research and development expenses for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to increases in costs related to our Phase 1/2A clinical trial of KO-539 which was initiated in September 2019 and manufacturing development activities. The increase in personnel costs and other expenses was to support our registration-directed clinical trial of tipifarnib and the Phase 1/2A clinical trial of KO-539. Personnel costs and other expenses include employee salaries and related expenses, facilities expense and overhead expenses. We expect our research and development expenses to increase in future periods as we continue clinical development activities for tipifarnib and KO-539.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to increases of $0.8 million in non-cash share-based compensation expense, $0.7 million in pre-commercial planning expenses and $0.6 million in personnel costs. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Other income, net. The decrease in other income, net, for the three months ended September 30, 2020 compared to the same period in 2019 was primarily due to a decrease in interest income.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Nine Months Ended
	September 30,
	2020	2019	Change
Tipifarnib-related costs	$21,236	$19,358	$1,878
KO-539-related costs	3,865	1,696	2,169
KO-947-related costs	1,745	2,499	(754)
Personnel costs and other expenses	13,409	8,214	5,195
Share-based compensation expense	2,618	2,595	23
Total research and development expenses	$42,873	$34,362	$8,511

The increase in tipifarnib-related research and development expenses for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to increases in costs related to our ongoing registration-directed clinical trial and other Phase 2 clinical trials, manufacturing and other preclinical development activities. The increase in KO-539-related research and development expenses was primarily due to increases in costs related to our Phase 1/2A clinical trial of KO-539 which was initiated in September 2019 and manufacturing development activities. The decrease in KO-947-related costs is due to the termination of the ERK inhibitor program. The increase in personnel costs and other expenses was to support our registration-directed clinical trial of tipifarnib and the Phase 1/2A clinical trial of KO-539.

General and Administrative Expenses. The increase in general and administrative expenses for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to increases of $2.4 million in pre-commercial planning expenses, $2.1 million in non-cash share-based compensation expense, $1.8 million in professional and legal fees and $1.7 million in personnel costs.

Other income, net. The decrease in other income, net, for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to a decrease in interest income.

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

In November 2018, we entered into a loan and security agreement with Silicon Valley Bank providing for up to $20.0 million in a series of term loans. The loan and security agreement was subsequently amended in April 2020 to extend the second draw period. The loan and security agreement, as amended, shall be referred to herein as the loan agreement. Under the terms of the loan agreement, we borrowed $7.5 million, or the Term A Loan, and we may, at our sole discretion, borrow up to an additional $12.5 million at any time until November 30, 2020, or the Term B Loan, and together with the Term A Loan, the Term Loans. In addition, each Term B Loan must be in an amount equal to the lesser of $5.0 million or the amount that is remaining under the Term B Loan. All of the Term Loans will be due on the scheduled maturity date of May 1, 2023, or the Maturity Date. Repayment of the Term Loans is interest only through November 30, 2020, followed by 30 equal monthly payments of principal plus accrued interest commencing on December 1, 2020. The per annum interest rate for the Term Loans is the greater of (i) 5.50% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal plus

(b) 0.25%. In addition, a final payment of 7.75% of the amounts of the Term Loans drawn will be due on the earlier of the Maturity Date, acceleration or prepayment of the Term Loans. If we elect to prepay the Term Loans, a prepayment fee equal to 1% or 2% of the then outstanding principal balance also will be due, depending upon when the prepayment occurs.

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

We have incurred operating losses since inception and negative cash flows from operating activities. As of September 30, 2020, we had an accumulated deficit of $276.3 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global financial markets have experienced volatility and uncertainty. There can be no assurance that further volatility and uncertainty in the financial markets and declining confidence in economic conditions will not occur. If financial markets remain volatile and uncertain, and for so long as they do, it may make any necessary capital financing more difficult to obtain, more costly and/or more dilutive. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of September 30, 2020, we had cash, cash equivalents and short-term investments of $325.4 million. Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2023. During the period of uncertainty of volatility related to the COVID-19 pandemic, we will continue to monitor our liquidity.

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

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Nine Months Ended
	September 30,
	2020	2019	Change
Net cash used in operating activities	$(51,522)	$(40,827)	$(10,695)
Net cash used in investing activities	(39,746)	(31,068)	(8,678)
Net cash provided by financing activities	142,298	110,518	31,780

Operating Activities. The increase in net cash used in operating activities for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to an increase of $18.2 million in net loss, offset by a decrease of $3.2 million in payments of accounts payable and accrued expenses and an increase of $2.1 million in non-cash share-based compensation expense.

Investing Activities. The increase in net cash used in investing activities for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to a decrease of $10.7 million in maturities and sales of marketable securities and an increase of $1.9 million in purchases of property and equipment, offset by a decrease of $3.9 million in purchases of marketable securities.

Financing Activities. The increase in net cash provided by financing activities for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to increases of $26.8 million in proceeds from sale of common stock and $5.0 million in proceeds from exercise of stock options and purchases under our employee stock purchase plan.

Contractual Obligations

There were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in money market funds, corporate debt securities, U.S. Treasury securities and commercial paper. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the unaudited condensed statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on September 30, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

We are also subject to interest expense fluctuations through our Term Loans, which as of September 30, 2020 bear interest at a rate equal to the greater of (i) 5.50% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal plus (b) 0.25% and are therefore exposed to changes in interest rates through their maturity date of May 2023. If a 10% change in interest rates were to have occurred on September 30, 2020, this change would not have had a material effect on our interest expense as of that date.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Tipifarnib and KO-539 will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, regulatory approval in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. We presently anticipate that an approved companion diagnostic will be required in order to obtain approval for tipifarnib in HRAS mutant HNSCC and for KO-539 in NPM1-mutant AML and KMT2A-rearranged AML. Companion diagnostics are subject to regulation and must be separately approved for marketing by the FDA. We are not permitted to market or promote tipifarnib, KO-539 or any other product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approvals. Although the scope of regulatory approval is similar in other countries, in some countries there are additional regulatory requirements and potential regulatory risks and we cannot predict success in these jurisdictions.

There is no guarantee that our current clinical trials for tipifarnib or KO-539 will be completed on time or at all. Prior to receiving approval to commercialize tipifarnib or KO-539, if any, in the United States or internationally, we must demonstrate to the satisfaction of the FDA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways, and the favorable results from previous trials of a product candidate may not be replicated in subsequent clinical trials. Even if we believe the preclinical or clinical data are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. We maintain frequent, ongoing dialogue with the FDA and other regulatory bodies regarding our clinical trial designs, including the patient selection criteria, dosing plan and statistical analysis plans. There is a risk that the FDA or other regulatory agencies could at any time raise objections to the design or conduct of our clinical trials. Any such objections could delay the initiation or completion of our registration-directed clinical trial.

Although we believe from our discussions with the FDA and the minutes from our end-of-Phase 2 meeting with the FDA that, if AIM-HN is positive, there is the potential for accelerated approval of tipifarnib for the treatment of patients with relapsed or refractory HNSCC who harbor the HRAS mutation, the FDA has substantial discretion in the approval process and may not grant approval based on data from AIM-HN and RUN-HN. Even if the trial results are positive, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do. There is also no guarantee that data from SEQ-HN will support any potential marketing application for tipifarnib in HRAS mutant HNSCC.

Although we believe there may be potential to pursue a path to accelerated approval for KO-539 for the treatment of patients with particular subtypes of relapsed or refractory AML, we cannot guarantee that KO-539 will demonstrate sufficient safety and tolerability and clinical activity in that subtype to support an application for accelerated approval. Even if KO-539 demonstrates sufficient activity in one patient subtype, such as patients with KMT2A-rearranged AML, to support an application in that subset, there can be no assurance it will demonstrate sufficient activity to support an application for accelerated approval in other patient subsets. Even if the trial results from KO-539 demonstrate a compelling clinical benefit, the FDA has substantial discretion in the approval process and may not grant approval based on data generated by us.

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

We anticipate that our current product candidates and any future product candidates may be used in combination with third-party drugs or biologics, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.*

Our current product candidates and any future product candidates have the potential to be administered in combination with one or more cancer therapies, such as PI3 kinase alpha inhibitor in the case of tipifarnib, VENCLEXTA (venetoclax) in the case of KO-539, or other drugs, both approved and unapproved. Our ability to develop and ultimately commercialize our current product candidates and any future product candidates used in combination with another drug or biologic will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

In the event that any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms, we would need to identify alternatives for accessing such products. Additionally, should the supply of products from any future collaborator or supplier be interrupted, delayed or otherwise be unavailable to us, our clinical trials may be delayed. In the event we are unable to source an alternative supply or are unable to do so on commercially reasonable terms, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

Our relationships with healthcare professionals, customers and third-party payors and our general business operations may be subject to applicable fraud and abuse laws, including anti-kickback and false claims laws, transparency laws, privacy laws and other healthcare laws and regulations, which could expose us to significant penalties, including criminal sanctions, administrative and civil penalties, contractual damages, reputational harm and diminished profits and future earnings, among other penalties.*

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, and their implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information on covered entities which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity as well as their covered subcontractors;

•

the federal Physician Payments Sunshine Act which requires applicable manufacturers of certain drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians, as defined by such law, and teaching hospitals, as well as certain manufacturers and group purchasing organizations to report annually ownership and investment interests held by physicians or their immediate family. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year;

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

There remain judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. Certain changes to the ACA, such as the removal of the ACA’s individual health insurance mandate by federal tax legislation, a delay in the implementation of certain ACA-mandated fees, and other changes to the ACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” were recently enacted or implemented, and the effect of these changes is unknown. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. However, on April 27, 2020, the United States Supreme Court reversed a Federal Circuit decision that previously upheld Congress’ denial of $12 billion in “risk corridor” funding. On December 14, 2018, a U.S. District Court Judge in Texas ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear how such litigation and other efforts to repeal and replace ACA will impact ACA and our business. We cannot predict the ultimate content, timing or effect of healthcare reform legislation or regulation or the impact of potential legislation or regulation on us.

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

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices, or the “most favored nation price,” the details of which were released on September 13, 2020 and also expanded to cover certain Part D drugs; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Although some of these and other potential measures may require additional regulation or legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. For example, on August 6, 2020, the Trump administration issued another executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.

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

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.*

We have licensed patent rights from third parties for some of our development programs, including tipifarnib from Janssen and compounds in our menin-KMT2A program from the University of Michigan. As a licensee of third parties, we rely on these third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under some of our license agreements. We have not had and do not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business.

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

Risks Related to Employee Matters, Managing Growth and Macroeconomic Conditions

Our ability to manage our business operations, to execute our strategic plan and to recruit talented employees may be adversely impacted by COVID-19.*

Since early March 2020, we have taken temporary precautionary measures, including increased screening and working remotely, intended to help minimize the risk of COVID-19 to our employees and their families. We have suspended non-essential travel worldwide for our employees. Further measures may be taken as the COVID-19 outbreak continues. These measures could negatively affect our business. For instance, remote work may disrupt our operations, limit our ability to interact with and effectively manage our third-party manufacturers, CROs or current and planned clinical trial sites. The measures taken now or in the future to contain the COVID-19 pandemic could negatively affect our ability to recruit and engage new employees and contractors necessary to the successful operation of our business.

We currently have a limited number of employees, are highly dependent on our Chief Executive Officer and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are a clinical-stage company with a limited operating history, and, as of September 30, 2020, we had only 83 full-time employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 until September 30, 2020, were $31.32 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of September 30, 2020, we had 806,674 shares of common stock reserved for future issuance under the 2014 Plan and options to purchase up to an aggregate of 5,127,188 shares of common stock outstanding. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2020, an automatic increase pursuant to the 2014 Plan occurred, resulting in 1,815,361 additional shares available for future grant under the 2014 Plan.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of September 30, 2020, we had 183,264 shares of common stock reserved for future issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2019, the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in 2020. In addition, a warrant to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share was outstanding as of September 30, 2020.

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

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Warrant to Purchase Stock issued by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

10.1+	Form of International Stock Option Grant Notice, International Stock Option Agreement and International Notice of Exercise under the Kura Oncology, Inc. Amended and Restated Equity Incentive Plan.	X

10.2	Second Amendment to Office Lease Agreement, dated October 27, 2020 by and between the Registrant and BRE CA Office Owner LLC.	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kura Oncology, Inc.
A Delaware corporation

Date: November 5, 2020	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Marc Grasso, M.D.
Marc Grasso, M.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial and Accounting Officer)