Form 10-K
period 2020-12-31
Kura Oncology, Inc.
filed 2021-02-24
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The aggregate market value of the voting and non-voting of common equity held by non-affiliates of the registrant was approximately $877.9 million as of June 30, 2020 based on the closing price of $16.30 as reported on the Nasdaq Global Select Market on such date. Shares of the registrant’s common stock held by executive officers, directors, and their affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of February 19, 2021 was 66,211,215 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant's 2021 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2020.

KURA ONCOLOGY, INC.

ii

PART I

Risk Factor Summary

Below is a summary of the material factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” under Part I, Item 1A of this Annual Report and should be carefully considered, together with other information in this Annual Report before making investment decisions regarding our common stock.

•	Our ability to conduct our clinical trials has been and could continue to be adversely impacted by COVID-19.
•

We are highly dependent on the success of our lead product candidates, tipifarnib and KO-539, which are still in clinical development, and we cannot give any assurance that they or any of our other product candidates will receive regulatory approval, which is necessary before they can be commercialized.

•

Our discovery, preclinical and clinical development is focused on the development of targeted therapeutics for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs may never lead to marketable products.

•

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

•

We anticipate that our current product candidates and any future product candidates may be used in combination with third-party drugs or biologics, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.

•	Our product candidates may cause serious adverse events or have unacceptable side effects that could delay, limit or prevent their development.
•

Failure by us or our third-party collaborators to successfully develop and commercialize a diagnostic testing platform for use by oncologists could harm our ability to develop and commercialize our product candidates.

•	Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.
•

Failure by us or our third-party collaborators to successfully commercialize companion diagnostics developed for use with our product candidates could harm our ability to commercialize these product candidates.

•	We expect to incur losses over the next several years and may never achieve or maintain profitability.
•

We are a clinical-stage company with no approved products and no historical product revenue. Consequently, we expect that our financial and operating results will vary significantly from period to period.

•

We will need to obtain substantial additional capital in connection with our continuing operations. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish certain rights to our technologies or product candidates.

•

We rely on third-party contractors and organizations to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such clinical trials.

•

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

•

Any product candidate for which we obtain marketing approval will be subject to extensive post-approval regulatory requirements and could be subject to post-approval restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

•

If we are unable to obtain and maintain intellectual property protection for our product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired.

•

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.

•	Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.
•	We may not be successful in obtaining or maintaining necessary rights for our development pipeline through acquisitions and in-licenses.
•	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
•

Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

•

We currently have no sales or market access personnel. If we are unable to establish effective sales or market access capabilities or enter into agreements with third parties to sell or market our product candidates if they obtain regulatory approval, we may not be able to effectively sell or market our product candidates, if approved, or generate product revenues.

•	We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
•

We currently have a limited number of employees, are highly dependent on our Chief Executive Officer and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

•	Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.
•	The price of our common stock may be volatile and may be influenced by numerous factors, some of which are beyond our control.

Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements reflect our beliefs and opinions on the relevant subject and are based upon information available to us as of the date of this Annual Report. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on information that may be limited or incomplete, our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements. The sections in this Annual Report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this Annual Report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

•	the initiation, cost, timing, progress and results of our research and development activities, clinical trials and preclinical studies;

•	the impact of the COVID-19 pandemic on our business and operations;
•	the early stage of products under development;
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

Overview

We are a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates that target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes, and we intend to pair them with molecular or cellular diagnostics to identify those patients most likely to respond to treatment. We presently have two clinical-stage product candidates for which we own global commercial rights, tipifarnib and KO-539, as well as additional programs that are at a discovery stage. We plan to advance our product candidates through a combination of internal development and strategic partnerships while maintaining significant development and commercial rights.

Our first product candidate, tipifarnib, is a potent, selective and orally bioavailable inhibitor of farnesyl transferase that has been previously studied in more than 5,000 cancer patients and demonstrated compelling and durable anti-cancer activity in certain patients with a manageable side effect profile. We are currently evaluating tipifarnib in multiple solid tumor and hematologic indications.

Our most advanced solid tumor indication for tipifarnib is in patients with head and neck squamous cell carcinoma, or HNSCC, that carry mutations in the HRAS gene. In September 2017, we reported that our ongoing proof-of-concept Phase 2 clinical trial of tipifarnib in patients with HRAS mutant relapsed or refractory HNSCC, or RUN-HN, achieved its primary efficacy endpoint. In October 2018, we reported updated data from RUN-HN showing a significant association between tumor HRAS mutant allele frequency and clinical benefit from tipifarnib. Based upon these observations, we introduced a minimum HRAS mutant variant allele frequency as an entry criterion in the RUN-HN trial. Following feedback from the U.S. Food and Drug Administration, or the FDA, and other regulatory authorities, we initiated a global, multi-center, open-label, non-comparative registration-directed clinical trial of tipifarnib in HRAS mutant HNSCC in November 2018. The clinical trial has two cohorts: a treatment cohort, which we call AIM-HN, and a non-interventional screening and outcomes cohort, which we call SEQ-HN. AIM-HN is designed to enroll at least 59 evaluable HNSCC patients with high HRAS mutant variant allele frequency who have received prior platinum-based therapy. In October 2019, we reported updated data from the ongoing RUN-HN trial that we believe confirms the association between HRAS mutant variant allele frequency and anti-tumor activity, and we believe further supports the design of our amended AIM-HN registration-directed trial in HRAS mutant HNSCC. On December 16, 2019, we reported that the FDA granted Fast Track Designation to tipifarnib for the treatment of patients with HRAS mutant HNSCC after progression on platinum therapy. On May 29, 2020, we announced updated clinical data for our RUN-HN study presented at the American Society of Clinical Oncology Virtual Scientific Program, including data collected as part of the trial showing a median overall survival of 15.4 months, a median progression free survival of 5.9 months and an objective response rate, or ORR, of 50% observed in patients with recurrent/metastatic HRAS mutant HNSCC among the 18 patients on the RUN-HN study who were evaluable for efficacy.

In July 2020, we amended the AIM-HN trial protocol to enable enrollment of patients with any HRAS mutation in order to assess the potential for clinical benefit in the overall HRAS mutant HNSCC population. We also introduced a number of modifications to the protocol that seek to enable us to enroll patients in the study more efficiently as well as modifications that we believe better reflected the evolving standards of care for recurrent/metastatic HNSCC. While these amendments do not change the primary outcome measure of ORR in patients with high HRAS mutant variant allele frequency, the modifications will require us to enroll an increased number of evaluable HNSCC patients. As a result of the pandemic caused by the coronavirus disease 2019, or COVID-19, and the additional patients required for the trial, we anticipate we will face delays in our timelines and milestones for the AIM-HN trial and, accordingly, are unable to reasonably forecast when our AIM-HN trial will become fully enrolled.

On February 24, 2021, we announced that tipifarnib has been granted Breakthrough Therapy Designation from the FDA for the treatment of patients with recurrent or metastatic HRAS mutant head and neck squamous cell carcinoma with variant allele frequency ≥ 20% after disease progression on platinum-based chemotherapy. The Breakthrough Therapy Designation is based upon data from our Phase 2 RUN-HN trial, which has been accepted for publication in an upcoming issue of the Journal of Clinical Oncology.

In addition to evaluating tipifarnib as a monotherapy in patients with recurrent or metastatic HRAS mutant HNSCC, we have also been evaluating the use of tipifarnib in combination with other oncology therapeutics to address larger patient populations and to pursue earlier lines of therapy. Among these potential combinations, we have prioritized the combination of tipifarnib and an inhibitor of the PI3 Kinase alpha enzyme for clinical evaluation in patients with HNSCC. In particular, we are planning to commence a Phase 1/2 open-label, biomarker-defined cohort study in the second half of 2021 to evaluate the safety and tolerability of the combination, determine the recommended dose and schedule for the combination, and assess early antitumor activity of tipifarnib and a PI3 kinase alpha inhibitor for the treatment of adult participants who have HRAS-overexpressing, PIK3CA-mutated and/or PIK3CA-amplified HNSCC.

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

We received orphan drug designation for KO-539 for the treatment of acute myeloid leukemia, or AML, from the FDA in July 2019. We initiated our Phase 1/2 clinical trial of KO-539 in relapsed or refractory AML in September 2019 and are actively recruiting at multiple sites in the United States and France with the anticipation of expanding to additional sites in the United States, France and other countries during the expansion phase of the study. Our menin-KMT2A Phase 1/2 clinical trial, which we call the Kura Oncology MEnin-KMT2A Trial, or KOMET-001, has an accelerated design and seeks to determine a recommended Phase 2 dose and schedule, or RP2D, using a modified toxicity probability interval, or MTPI, model.

On December 5, 2020, we announced preliminary results from our KOMET-001 Phase 1/2 clinical trial at an oral presentation at the 2020 American Society of Hematology, or ASH. As of the data cutoff date for the ASH presentation, November 2, 2020, the trial had enrolled 12 patients with relapsed or refractory AML, of whom ten were evaluable for safety and tolerability and eight were evaluable for efficacy. Clinical or biological activity was reported in six of the eight efficacy-evaluable patients, including two patients achieving a complete remission, one patient achieving a morphological leukemia-free state, and one patient experiencing a marked decrease in hydroxyurea requirements and having attained peripheral blood count stabilization. As presented at ASH, KO-539 has been well tolerated with a manageable safety profile to date. As of the data cutoff date, no drug discontinuations due to treatment-related adverse events and no evidence of QTc prolongation were reported. Treatment related adverse effects (grade ³ 3) were reported to include pancreatitis, increased lipase, decreased neutrophil count, tumor lysis syndrome and deep venous thrombosis.

On February 24, 2021, we reported that we completed the 600 mg dose cohort of KOMET-001 without determining a RP2D and we are currently evaluating an 800 mg dose cohort. We also indicated that, based on guidance we received from the FDA, we may seek to determine a minimum safe and biologically effective dose for use in the Phase 2 portion of KOMET-001 by initiating Phase 1 expansion cohorts at lower doses in parallel to continuing the Phase 1 dose escalation portion of the study. Initiating Phase 1 expansion cohorts at lower doses requires a protocol amendment and additional patient recruitment.

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
•

Prioritize development of our clinical-stage programs, tipifarnib and KO-539, as well as our earlier discovery-stage programs in clinical indications of high unmet need where improved outcomes are associated with specific biomarkers;

•	Advance our programs through a combination of internal development and strategic partnerships;
•	Maintain significant development and commercial rights to our product candidates; and
•	Build a sustainable product pipeline through internal discovery and development efforts as well as through potential external sources including collaborations, in-licensings and acquisitions.

The COVID-19 Pandemic

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

A pioneering example of a precision medicine in cancer was the development of small molecule inhibitors against epidermal growth factor receptor, or EGFR, in patients with advanced lung cancer. Patients with EGFR mutations treated with EGFR inhibitors have a response rate in the 65% range, as opposed to a response rate of approximately 10% in unselected lung patients. Erlotinib (Tarceva®) was approved in the United States as a first-line treatment for patients with non-small cell lung cancer, or NSCLC, characterized by EGFR mutations. Other examples of approved agents developed using precision medicine approaches include ALK, BCR-ABL, BRAF, ROS1, RET and TRK inhibitors.

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

HNSCC is a disease of high unmet need. Response rates for the three approved second-line agents, cetuximab (Erbitux®), nivolumab (Opdivo®) and pembrolizumab (Keytruda®), are in the range of 13-16% in unselected populations, with a median progression-free survival, or PFS, of approximately two months and a median overall survival of fewer than eight months. Data in the literature along with our own clinical data suggest response rates in patients with HRAS mutations may be even lower.

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

In October 2018, we reported updated data from our proof-of-concept clinical trial of tipifarnib in patients with HRAS mutant HNSCC and preliminary data in our cohort of other HRAS mutant SCCs at the European Society for Medical Oncology Congress. An analysis of available tumor biopsy samples showed a significant association between tumor HRAS mutant allele frequency, or the measurement of mutated HRAS encoding DNA in a patient’s tumor compared to wild type HRAS DNA, and clinical benefit in patients treated with tipifarnib. Of the 14 HNSCC or other SCC patients with a tumor HRAS mutant allele frequency greater than 20%, seven achieved PRs, one achieved an unconfirmed PR and two experienced disease stabilization greater than six months. No meaningful clinical benefit was observed at that time in the seven patients with an allele frequency less than 20%. Data from The Cancer Genome Atlas indicate that approximately 5% of HNSCC patients have an HRAS mutant allele frequency greater than 20%.

Following the data update in October 2018, we modified our ongoing Phase 2 proof-of-concept clinical trial of tipifarnib in patients with HRAS mutant HNSCC whose disease had progressed after prior therapy to introduce a cohort of patients with a minimum tumor HRAS mutant allele frequency as an entry criterion and use 600 mg orally twice daily as the starting dose, the RUN-HN study.  On May 29, 2020, updated clinical outcome data from the RUN-HN study was presented in an oral session at the American Society of Clinical Oncology Virtual Scientific Program. At data cutoff, 21 patients with HRAS mutant HNSCC were enrolled, of whom 18 were evaluable for efficacy. Nine of the 18 evaluable patients achieved a PR for an ORR of 50% (95% CI, 26.0 to 74.0), with a median duration of response of 14.7 months. Median progression-free survival, or PFS, was 5.9 months (95% CI, 3.5 to 19.2), compared to 2.8 months on the patients’ last prior therapy. Median overall survival was 15.4 months (95% CI, 7.0 to 46.4). Patients had a median of two prior lines of therapy (range 0-6). Robust activity was seen despite resistance to chemotherapy, immunotherapy and/or cetuximab.  Patients in the RUN-HN trial received tipifarnib at a starting dose of 600 or 900 mg orally twice daily on days 1-7 and 15-21 of 28-day cycles. Tipifarnib was generally well-tolerated. The most common grade 3 or 4 adverse events seen in at least 10% of patients were cytopenia and gastrointestinal disturbances.

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

In July 2020, we amended the AIM-HN trial protocol to enable enrollment of patients with any HRAS mutation in order to assess the potential for clinical benefit in the overall HRAS mutant HNSCC population. We also introduced a number of modifications to the protocol that seek to enable us to enroll patients in the study more efficiently and modifications that we believe better reflected the evolving standards of care for recurrent/metastatic HNSCC. Although these amendments do not change the primary outcome measure of ORR in patients with high HRAS mutant variant allele frequency, AIM-HN will require an increased number of evaluable HNSCC patients. As a result of the COVID-19 pandemic we anticipate we will face delays in our timelines and milestones for the AIM-HN trial and, accordingly, are unable to reasonably forecast at this time when our AIM-HN trial will become fully enrolled.

On February 24, 2021, we announced that tipifarnib has been granted Breakthrough Therapy Designation from FDA for the treatment of patients with recurrent or metastatic HRAS mutant head and neck squamous cell carcinoma with variant allele frequency ≥ 20% after disease progression on platinum-based chemotherapy.  The Breakthrough Therapy Designation is based upon data from our Phase 2 RUN-HN trial, which has been accepted for publication in an upcoming issue of the Journal of Clinical Oncology.

In addition to studying tipifarnib as a monotherapy in patients with recurrent or metastatic HRAS mutant HNSCC, we are also evaluating the potential use of tipifarnib in combination with other oncology therapeutics to address larger patient populations and pursue earlier lines of therapy. Among these potential combinations, we have prioritized the combination of tipifarnib and an inhibitor of the PI3 Kinase alpha enzyme for clinical evaluation in patients with HNSCC. In particular, we have developed preclinical data to support the potential for using tipifarnib in combination with a PI3 kinase alpha inhibitor to treat HNSCC patients whose tumors overexpress the HRAS protein and/or patients whose tumors have either mutations in or amplifications of the PIK3CA gene, and we are preparing to sponsor a study of tipifarnib in combination with a PI3 kinase alpha inhibitor which we hope to commence in the second half of 2021.

Investigator-Sponsored Trials in HRAS Mutant Solid Tumors. In addition to our company-sponsored clinical trials in HRAS mutant solid tumors, an investigator-sponsored clinical trial of tipifarnib for the treatment of HRAS mutant lung squamous cell carcinoma is ongoing. This proof-of-concept clinical trial is being conducted by Grupo Español de Cáncer de Pulmón, a Spanish lung cancer consortium, and is designed to enroll at least 18 patients. The primary endpoint of this clinical trial is ORR, and secondary endpoints include PFS, duration of response and safety.

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

Companion Diagnostics for Tipifarnib in HRAS Mutant Solid Tumors. Patients are currently being enrolled in the ongoing Phase 2 proof-of-concept HRAS mutant tumor clinical trial and our AIM-HN clinical trial based either upon information on the patients’ tumor HRAS mutation status obtained by the clinical sites from NGS panels used by the site, or upon information obtained from third-party laboratories who conduct genetic screening on patient samples for the clinical sites. Working with our collaborators, we have obtained an investigational device exemption, or IDE, for use of a qualitative polymerase chain reaction, or qPCR, -based assay as a companion diagnostic test for our AIM-HN clinical trial. We expect that regulatory approval of tipifarnib as a treatment for patients with HRAS mutant tumors will require FDA approval of an HRAS assay in the form of a companion diagnostic test that has been validated for accuracy, precision and reproducibility. On January 4, 2021, we entered into a collaboration agreement, or the Illumina Agreement, with Illumina, Inc., or Illumina. Under the Illumina Agreement, Illumina has agreed to develop and commercialize an assay as a companion diagnostic test to identify head and neck squamous cell carcinoma patients with an HRAS mutation for use with tipifarnib. Illumina is also responsible for developing, and obtaining and maintaining regulatory approvals for, the companion diagnostic test in the United States, the United Kingdom and major European markets and such other countries as the parties may mutually agree.

Registration Strategy for Tipifarnib in HRAS Mutant Solid Tumors. Our immediate strategy for tipifarnib in HRAS mutant solid tumors is to generate a data package to support an application for marketing approval in HRAS mutant HNSCC. In mid-2021, we are also planning to commence a Phase 1/2 open-label, biomarker-defined cohort study to evaluate the safety and tolerability, determine the recommended combination dosing, and assess early antitumor activity of the combination of tipifarnib and a PI3 kinase inhibitor for the treatment of adult participants who have HRAS-overexpressing, PIK3CA-mutated and/or -amplified HNSCC. And we are also evaluating tipifarnib in combination with other agents, including chemotherapy, immune therapies and other targeted therapies, to advance to earlier lines of therapy. We may also seek to broaden tipifarnib’s potential use in other HRAS mutant solid tumors, including HRAS mutant SCCs other than HNSCC, as we believe this may represent further opportunity to expand the use of tipifarnib into a broader set of HRAS mutant cancers. Longer term, our development strategy for tipifarnib is to advance toward earlier lines of therapy and, ultimately, to treat patients with HRAS mutant SCCs in the continuum of systemic treatment settings.

Clinical Development of Tipifarnib in CXCL12 Expressing Tumors

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

CXCL12 has been reported to promote the progression of lymphomas and leukemias carrying the CXCR4 receptor. We had previously identified an association between CXCL12 expression levels and clinical benefit in patients with relapsed or refractory peripheral T-cell lymphomas, or PTCL, treated with tipifarnib. At the ASH Annual meeting in Orlando, Florida on December 8, 2019, we presented interim results from an ongoing trial of tipifarnib showing robust and durable activity as a monotherapy for: (1) patients with advanced AITL, an aggressive form of T-cell lymphoma often characterized by high levels of CXCL12 expression and, (2) patients with PTCL who lack a single nucleotide variation in the 3’-untranslated region of the CXCL12 gene.

Although we believe this data and other ancillary studies show tipifarnib’s potential to modulate the CXCR4-expressing primary tumor cells in AITL, PTCL and other diseases such as relapsed or refractory acute myeloid leukemia, or AML, chronic myelomonocytic leukemia, or CMML, diffuse large B-cell lymphoma, cutaneous T-cell lymphoma and pancreatic cancer, we suspended the initiation of a planned registration directed study for tipifarnib in T-cell lymphoma and of a planned Phase 2 clinical trial for tipifarnib in pancreatic cancer as a result of a strategic review conducted in the Spring of 2020.  We have continued preclinical work to validate tipifarnib in the CXCR4 receptor pathway and to assess the timing and strategy for further development.

KO-539 – A Selective Inhibitor of the Menin-KMT2A Interaction

We are developing an orally bioavailable small molecule inhibitor of the menin-KMT2A interaction for the treatment of genetically defined subsets of acute leukemias, including AML and acute lymphoblastic leukemia, or ALL. The menin-KMT2A program was licensed from the Regents of The University of Michigan, or the University of Michigan.

Acute leukemias, including those with rearrangements or partial tandem duplications in the KMT2A gene as well as those with oncogenic driver mutations in genes such as nucleophosmin, or KMT2A-r, are characterized by chromosomal translocations of the KMT2A gene that are primarily found in patients with AML and ALL and affect both children and adults. These translocations form oncogenes encoding KMT2A fusion proteins, which play a causative role in the onset, development and progression of KMT2A-r leukemias. KMT2A fusion proteins drive the upregulation of expression of a small set of target genes involved in the malignant transformation of blood cells, however, the fusion protein is critically dependent on binding the oncogenic co-factor menin to function. This implies that the menin-KMT2A interaction represents a valuable target for molecular therapy and supports the development of inhibitors of the menin-KMT2A protein-protein interaction.

The target genes of the KMT2A fusion proteins are also found to be overexpressed in a broader subset of AMLs characterized by mutations in NPM1, DNMT3A, IDH1, IDH2 and a different mutation in the KMT2A gene, known as an KMT2A-partial tandem duplication, or KMT2A-PTD. These mutations also appear to be dependent on the interaction between menin and KMT2A, suggesting that the menin-KMT2A complex is a central node in epigenetic dysregulation driven by distinct oncogenic driver mutations known to be important in AML and other hematologic malignancies.

We have generated preclinical data that support the potential anti-tumor activity of KO-539 in genetically defined subsets of acute leukemia, including those with rearrangements or partial tandem duplications in the KMT2A gene as well as those with oncogenic driver mutations in genes such as nucleophosmin 1, or NPM1. In November 2017, we reported preclinical data at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics showing robust and durable efficacy in multiple in vivo models of AML characterized by KMT2A-rearrangements or mutations in NPM1, DNMT3A, IDH1 and IDH2. We have further demonstrated that the inhibition of the menin-KMT2A interaction results in the down-regulation of KMT2A fusion target genes and an upregulation of markers of differentiation.

In September 2019, we initiated a Phase 1/2 clinical trial of KO-539 in patients with relapsed or refractory AML to investigate the safety and tolerability of KO-539 in humans, determine a recommended Phase 2 dose, characterize pharmacokinetics of KO-539 and assess any early evidence of antitumor activity.

On December 5, 2020, we announced preliminary results from our KOMET-001 Phase 1/2 clinical trial at an oral presentation at the 2020 ASH. As of the data cutoff date for the ASH presentation, November 2, 2020, the trial had enrolled 12 patients with relapsed or refractory AML, of whom ten were evaluable for safety and tolerability and eight were evaluable for efficacy. Clinical or biological activity was reported in six of the eight efficacy-evaluable patients, including two patients achieving a complete remission, one patient achieving a morphological leukemia-free state, and one patient experiencing a marked decrease in hydroxyurea requirements and having attained peripheral blood count stabilization. As presented at ASH, KO-539 has been well tolerated with a manageable safety profile to date. As of the data cutoff date, no drug discontinuations due to treatment-related adverse events and no evidence of QTc prolongation or other clinically significant EKG changes were reported. Treatment related adverse effects (grade ³ 3) were reported to included pancreatitis, increased lipase, decreased neutrophil count, tumor lysis syndrome and deep venous thrombosis.

On February 24, 2021, we reported that we completed the 600 mg dose cohort of KOMET-001 without determining a RP2D and we are currently evaluating an 800 mg dose cohort. We also indicated that, based on guidance we received from the FDA, we may seek to determine a minimum safe and biologically effective dose for use in the Phase 2 portion of KOMET-001 by initiating Phase 1 expansion cohorts at lower doses in parallel to continuing the Phase 1 dose escalation portion of the study. Initiating Phase 1 expansion cohorts at lower doses requires a protocol amendment and additional patient recruitment.

Next Generation Farnesyl Transferase Inhibitor

On February 24, 2021 we also revealed that we have commenced a discovery-stage program to develop a next-generation farnesyl transferase inhibitor, or FTI, with comparable potency and selectivity as tipifarnib but improved pharmacokinetic and physicochemical properties. Based on our experience with tipifarnib over the past several years, through our internal efforts and a network of academic collaborations, we have uncovered what we believe are compelling opportunities for farnesyl transferase inhibitors in combination with other targeted therapies. We have already identified multiple advanced lead compounds and expect to nominate a development candidate for IND-enabling studies in mid-2021. We intend to direct this next-generation FTI at new biology and larger disease indications, and we look forward to sharing our progress and our plans with you later this year.

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

The University of Michigan

In December 2014, we entered into a license agreement with the University of Michigan, which was amended in March 2015, July 2015, September 2016, February 2017, May 2017 and August 2017, which grants us exclusive worldwide rights under certain patent rights to compounds in our menin-KMT2A program. Under this license agreement, we paid the University of Michigan an upfront nonrefundable license fee and are obligated to pay the University of Michigan annual license maintenance fees. We are also required to make development and regulatory milestone payments to the University of Michigan of up to $3.4 million in the aggregate if specified development and regulatory events are achieved for the first indication and additional payments for each subsequent indication. If we grant sublicenses under the license from the University of Michigan, we are required to pay the University of Michigan a percentage of certain amounts received from the sublicenses. When and if commercial sales of products covered by the licensed patent rights begin, we are obligated to pay the University of Michigan tiered royalties of low single digit percentages of our net sales depending on the amount of our net sales with standard provision for royalty offsets and sales-based milestones. All future development, regulatory and commercial work on the licensed compounds will be completed fully by us and at our sole expense. The University of Michigan retains the right to use the licensed compounds for non-commercial research, internal and/or educational purposes, with the right to grant the same limited rights to other non-profit research institutions. Under the agreement, as a result of our March 2015 private placement, we issued to the University of Michigan 79,113 shares of our common stock at a fair value of $0.5 million. The license agreement with the University of Michigan will terminate upon the last-to-expire patent rights, or may be terminated by us at any time with 90 days written notice of termination or terminated by the University of Michigan upon a bankruptcy by us, payment failure by us that is not cured within 30 days or a material breach of the agreement by us that is not cured within 60 days.

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

Even if we are successful in developing our product candidates, the resulting products would compete with a variety of established drugs in each targeted therapeutic indication. Although there are currently no drugs approved specifically for the treatment of HRAS-mutant solid tumors, there are several targeted therapies approved for the treatment of HNSCC, including Eli Lilly’s/Merck KGaA’s cetuximab (Erbitux®), Bristol Myers Squibb’s nivolumab (Opdivo®) and Merck’s pembrolizumab (Keytruda®), and Sq-NSCLC, including Keytruda, Opdivo, Roche’s atezolizumab (Tencentriq®) and Eli Lilly’s ramucirumab (Cyramza®).

Menin-KMT2A Inhibitor Competition

Although there are currently no approved drugs targeting the menin-KMT2A interaction, we are aware of other companies engaged in discovery, preclinical or clinical development of menin-KMT2A inhibitors including Syndax and

Biomea. Although there are no targeted therapies approved specifically for the treatment of KMT2A-r leukemias, there are several products in clinical development, including Kronos’ entospletinib, Epizyme’s EPZ-5676 and Novartis’ midostaurin.

Commercialization

We have not yet established a full-scale sales, marketing or product distribution infrastructure because our lead candidates are still in clinical development. We anticipate that we will aim to retain commercial rights in North America for any of our product candidates for which we may in the future receive marketing approvals. We may also seek to retain commercial rights in Europe for any of our product candidates for which we may in the future receive marketing approvals. We currently anticipate that, if and when appropriate, we will seek to access the North American or European oncology markets through a focused, specialized, internal sales force.

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

We currently, and expect that we will continue to, file or license patent applications directed to our key product candidates in an effort to establish intellectual property positions regarding composition-of-matter of these product candidates, as well as biomarkers that may be useful in selecting the right patient population for use of any of our product candidates, formulations, processes and methods of using these product candidates in the treatment of various cancers. We own or in-license a patent portfolio including issued U.S. patents and their respective counterparts in a number of foreign jurisdictions, pending U.S. patent applications, pending applications under the Patent Cooperation Treaty and corresponding pending patent applications in a number of foreign jurisdictions. We have exclusively licensed from Janssen a portfolio of approximately 20 patent families. The in-licensed Janssen composition-of-matter and method-of-use patents expired in the United States and Europe in 2016. The U.S. Patent and Trademark Office, or U.S. PTO, issued us several patents directed to the method of treatment of HRAS mutant HNSCC with tipifarnib and corresponding patents have been issued in a number of foreign jurisdictions. In July and November 2019, the U.S. PTO issued us patents directed to the treatment of HRAS mutant HNSCC with any farnesyl transferase inhibitor. In addition, in July 2019 and January 2020, the European Patent Office, or EPO, granted us patents directed to the method of treatment of HRAS mutant HNSCC patients with tipifarnib. The U.S. PTO also issued us patents directed to the method of treatment of AITL with tipifarnib and the method of treatment of CXCL12-expressing peripheral T-cell lymphomas, or PTCL, or AML with tipifarnib. In October 2019, the U.S. PTO issued us a patent directed to the method of treatment of CXCL12-expressing PTCL or AML with any farnesyl transferase inhibitor. We are pursuing additional U.S. and foreign method of treatment patents using farnesyl transferase inhibitors, particularly using tipifarnib. We have also exclusively licensed from Memorial Sloan Kettering Cancer Center a patent family pertaining to a method of use of tipifarnib. In addition, the U.S. PTO and a number of foreign jurisdictions, including the EPO, have issued us patents covering the composition of matter of KO-947 and certain structurally related compounds, and methods of using the compounds for the treatment of cancers, and we are pursuing additional U.S. and foreign patents for KO-947. We have exclusively licensed from the University of Michigan or co-own multiple families of patent applications pertaining to our menin-KMT2A program. The U.S. PTO has issued the University of Michigan and us patents covering the composition of matter of KO-539 and certain structurally related compounds, and methods of using the compounds for the treatment of cancers, and we are pursuing additional U.S. and foreign patents for KO-539. We currently, and expect that we will continue to, file for patents in the United States with counterparts in major market countries in Europe and other key markets in the rest of the world.

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

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Product development is also guided by The International Council for Harmonisation (ICH), a global initiative that brings together regulatory authorities and pharmaceutical industry to discuss scientific and technical aspects of pharmaceutical product development and registration. Regional and country-specific health authorities such as FDA, Europe’s EMA and Japan’s PMDA have adopted the ICH guidance as standards to be used in product development.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial.

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

Breakthrough Therapy Designation

A Breakthrough Therapy designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). The FDA may expedite the development and review of the application for approval of drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the Breakthrough Therapy program, the sponsor of a new product candidate may request that the FDA designate the product candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the product candidate. A Breakthrough Therapy designation provides all Fast Track designation features, offers intensive guidance on an efficient drug development program and ensures organizational commitment involving senior management at FDA. The FDA must determine if the product candidate qualifies for Breakthrough Therapy designation within 60 days of receipt of the sponsor’s request.

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

Orphan designation must be requested prior to submission of an application for marketing approval. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. An Orphan Drug designation does not obviate, in certain circumstances, the need to evaluate a product in pediatric patients.

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

FDA Regulation of Companion Diagnostics

Our drug products may rely upon in vitro companion diagnostics for use in selecting the patients that we believe will respond to our cancer therapeutics. If safe and effective use of a therapeutic product depends on an in vitro diagnostic, or IVD, the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product in order to allow for its commercial use. This policy is described in an August 2014 FDA guidance document.

Laboratory Developed Tests which are regulated via the Department of Health and Human Services, specifically the Centers for Medicare & Medicaid Services’ Clinical Laboratory Improvement Amendments regulations and the Food and Drug Administration under the Public Health Service Act have been accepted, to date. for the conduct of clinical trials. The FDA has required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a premarket approval, or PMA, for that diagnostic simultaneously with approval of the drug. The FDA has indicated that it will require PMA approval of one or more in vitro companion diagnostics to identify patient populations suitable for our cancer therapies. The review of these in vitro companion diagnostics in conjunction with the review of our cancer treatments involves coordination of review by the FDA’s Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health.

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

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates to the extent we choose to sell any products outside of the United States. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies based on regulations enacted by regional entities such as the European Medicines Agency as well as country-specific health authorities such as Japan’s Pharmaceuticals and Medical Devices Agency, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution would apply to any product that is approved outside the United States.

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

Additional Healthcare Regulations and Environmental Matters

In addition to FDA restrictions on marketing of pharmaceutical products, we are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. These laws include transparency laws, anti-kickback statutes, false claims, health information privacy and security statutes and regulation regarding providing drug samples, among others.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, and their implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information used and disclosed by covered entities and their business associates that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity, as well as their covered subcontractors. Many states and foreign jurisdictions also have laws and regulations that govern the privacy and security of individually identifiable health information, and such laws often vary from one another and from HIPAA.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals. It also requires certain manufacturers and group purchasing organizations to report annually ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including potentially significant administrative, criminal and civil penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private "qui tam" actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Coverage and Reimbursement

Sales of any of our product candidates that may be approved, including any drug or companion diagnostics we may develop, will depend, in part, on the extent to which the cost of the product will be covered by third-party payors. Third-party payors may limit coverage to an approved list of products, or formulary, which might not include all drug products approved by the FDA for an indication. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party payor reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Any companion diagnostic that we or our collaborators develop will be subject to separate coverage and reimbursement determinations by third-party payors.

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

Health Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a specific focus of these efforts and has been significantly affected by major legislative initiatives. By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, President Trump has signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA.

Recently there has been heightened governmental scrutiny over the manner by which manufacturers set prices for their marketed products. For example, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will stay in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief support legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

Human Capital

As of December 31, 2020, we employed 89 people of which 88 people are full-time employees. Our employees comprised 59 in research, development and supply chain and 30 in commercial and general and administrative capacities. As of such date, all our employees were based in the United States except one employee who works from an international location.  We also engage temporary consultants and contractors. All of our employees are at will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time and none of our employees are represented by a labor union with respect to his or her employment with us.

We believe our employees are the driving force to achieving our business goals and growth strategy and we continuously monitor our demand for capable and talented people to support our mission.  We invest in our employees through high-quality benefits and various health and wellness initiatives, competitive compensation packages and practicing fair compensation practices.  For our talent pipeline development, we work closely with individual business functions to provide training and hands-on support for managers and leaders, to assess talent and identify development opportunities.  Our human capital strategy is overseen at the highest levels of our organization, from the Board of Directors and across our senior management.

Our Code of Business Conduct and Ethics ensures that our core values of respect, integrity, collaboration, innovation, trust, and excellence are applied throughout our operations. Our Code of Business Conduct and Ethics serves as a critical tool to help all of us recognize and report unethical conduct, while preserving and nurturing our culture of honesty and accountability. We provide a comprehensive training program on our Code of Business Conduct and Ethics for our all of our staff and management employees annually.

We are an Equal Opportunity and Affirmative Action employer in compliance with the requirements of the Executive Order 11246 of the Rehabilitation Act of 1973 and the Vietnam Era Veterans’ Readjustment Assistance Act. We pride ourselves on our commitment to fostering a diverse, inclusive, and empowered workforce. In 2020, we established the Company’s Culture and Inclusion Leadership Committee, which seeks to obtain feedback from our employees and focuses on matters related to our corporate culture, specifically related to diversity, inclusion, and social justice.

Corporate Information

Our corporate headquarters are located at 12730 High Bluff Drive, Suite 400, San Diego, California 92130, and our telephone number is (858) 500-8800. We also occupy offices in Boston, Massachusetts. We maintain a website at www.kuraoncology.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to such reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on the Investors and Media portion of our website as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

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

Risks Related to the Discovery and Development of Our Product Candidates

Our ability to conduct our clinical trials has been and could continue to be adversely impacted by COVID-19.

COVID-19 has and could continue to adversely impact our ability to conduct our clinical trials. The COVID-19 pandemic may negatively affect the operations of third-party suppliers and service providers that we rely upon to carry out our clinical trials or the operations of our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates for our clinical trials. Furthermore, the COVID-19 pandemic may delay startup of new clinical trial sites and enrollment in our clinical trials due to prioritization of hospital resources toward the pandemic, requirements for working remotely and restrictions in travel. Some patients may be unwilling to enroll in our current and future clinical trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. Increased demand at clinical trial sites and quarantined doctors and staff may reduce personnel and other available resources at clinical trial sites needed to conduct our clinical trials and may cause the screening of new patients or clinical trial operations to be delayed or paused. Trial sites may also limit or prohibit on site dosing and monitoring to decrease potential exposure of doctors, staff and patients to COVID-19, which may require us to adopt remote monitoring and other procedures to ensure verifiable trial execution. In alignment with recent FDA guidance on clinical trials, “FDA Guidance on Conduct of Clinical Trials of Medical Products during COVID-19 Pandemic Guidance for Industry, Investigators, and Institutional Review Boards,” we are taking steps to address potential trial protocol deviations due to COVID-19 pandemic or the pandemic control measures taken. Although we continue to enroll patients in our clinical studies, there is the potential that we may experience significant delays or other material adverse effects from the COVID-19 pandemic with regard to the conduct of our clinical trials and the COVID-19 pandemic could potentially decrease the implementation of protocol required trial activities and the quality of source data verification at clinical trial sites. Additionally, if a clinical trial site is not capable of new remote clinical trial capabilities, we may be required to find and engage new clinical trial investigative sites. Any negative impact of the COVID-19 pandemic on patient enrollment or treatment could delay our clinical trial timelines and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, particularly on our current projected timelines. We remain in active dialog with our contract research organizations, or CROs, and clinical sites to minimize the impact of the COVID-19 pandemic to our clinical trials without adversely affecting the safety of patients, the quality of clinical data and overall integrity of our clinical trials. Despite our best efforts, it may prove difficult to continue to treat patients in a timely manner and activation of new sites could be delayed, particularly for our clinical trial sites in areas with high rates of community spread.

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

We also may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidate under trial including the number and frequency of trial required procedures and tests, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. For example, with the approvals of immune therapy agents nivolumab and pembrolizumab, many HNSCC patients are now being treated with one of these agents in the first line in combination with chemotherapy and after failure of first-line treatments such as chemotherapy and/or cetuximab. If patients receiving immune therapy, or the physicians treating them are unwilling or unable to participate in our studies for any reason, or if such patients experience positive results from such agents resulting in longer times to disease progression than originally anticipated, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed or we may not be able to successfully complete our studies. Further, if patients do not comply with clinical trial process and procedure and, for example, drop out, miss scheduled doses or follow-up visits, or fail to follow trial protocols, then the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities. Lastly, if our trials are otherwise disputed due to delays resultant from staff re-directed to take actions to slow the spread of COVID-19, collectively all of these possibilities, which would represent a significant setback for the applicable clinical program.

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

We anticipate that our current product candidates and any future product candidates may be used in combination with third-party drugs or biologics, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.

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

We are currently conducting a Phase 1/2 clinical trial to evaluate KO-539 in relapsed or refractory AML. Any observed, drug-related side effects could affect the ability of patients to tolerate potentially therapeutically effective doses of the drug, which in turn could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Additionally, if results of our ongoing or planned clinical trials for tipifarnib or KO-539 reveal an unacceptable frequency and severity of serious adverse events or side effects, our trials could be suspended or terminated and the FDA or comparable foreign regulatory agencies could require us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Many compounds developed in the biopharmaceutical industry that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of those compounds. Any of these occurrences may significantly harm our business, financial condition and prospects.

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

As we do not have in-house diagnostic testing capabilities, we rely extensively on third-party collaborators for the development and commercialization of these diagnostic tests. Our goal is to provide a sensitive, accurate and cost-effective diagnostic testing solution for oncologists, whereby they can obtain molecular testing data that will help them to identify whether their patients are eligible as candidates for enrollment in our clinical trials. Moreover, we anticipate that, if and when tipifarnib and/or KO-539 receives marketing approval, a significant percentage of patients will be identified using diagnostic testing platforms such as NGS testing.

We and our third-party collaborators may encounter difficulties in developing and obtaining approval for these diagnostic tests. We may also experience difficulties in having these diagnostic tests adopted and used at clinical sites, both during the clinical development phase and if and when approved for commercial sale. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of these diagnostic tests or any failure in having a sufficient number of clinical sites adopt and use these diagnostic tests could delay or prevent approval of our product candidates, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

Failure to successfully validate, develop and obtain regulatory approval for companion diagnostics for our product candidates could harm our drug development strategy and operational results.

As one of the central elements of our business strategy and clinical development approach, we seek to screen and identify subsets of patients with molecular or genetic alterations who may derive meaningful clinical benefit from our product candidates. To achieve this, certain of our programs may require the de novo development and commercialization of a companion diagnostic for marketing approval. We rely on third-party collaborators for development of companion diagnostics for use in clinical trials and, if successful, will rely on third-party collaborators for development of companion diagnostics for commercialization of our product candidates. Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices. For example, for tipifarnib for the treatment of HRAS mutant HNSCC, we and our third-party collaborators have obtained an IDE for use of a qPCR-based assay to identify patients with HRAS mutant tumors as the companion diagnostic in AIM-HN in this indication. Patients can also be enrolled based on information on the patients’ tumor HRAS mutation status obtained by the clinical sites from NGS panels used by the site or third parties to characterize patients’ tumors. Additionally, HRAS mutant allele frequency is an important measure of an end point in AIM-HN. The results of NGS panels used by our clinical sites may not be accurate or consistent across sites and may not be consistent with results obtained from our companion diagnostic, and our development of tipifarnib or a companion diagnostic may be delayed or complicated as a result.

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

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, successfully developing companion diagnostics, obtaining marketing approval from the FDA and other global Regulatory authorities for these product candidates, the manufacturing, marketing and selling of these products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or even sufficient to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

In November 2018, we entered into the loan agreement with Silicon Valley Bank, providing for up to $20.0 million in a series of term loans, which was subsequently amended in April 2020 to extend the second draw period. Under the terms of the loan agreement, we have borrowed $7.5 million. The draw period for the additional loan expired without us drawing down the additional loan. We do not have any committed external source of funds. While any amounts are outstanding under our term loan facility, we are subject to affirmative and restrictive covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness and transactions with affiliates, among other customary covenants. If we default under our term loan facility, the lender may accelerate our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The lender could declare a default under our term loan facility upon the occurrence of an event of default, which includes our failure to satisfy our payment obligations under the loan agreement, the breach of certain of our other covenants under the loan agreement or the occurrence of a material adverse change, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

We rely, and expect to continue to rely, on third-party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to support our preclinical development activities and conduct our clinical trials, including our registration-directed clinical trial of tipifarnib in HRAS mutant HNSCC, our Phase 1/2 clinical trial of KO-539 in AML and any other subsequent clinical trials of tipifarnib and KO-539. These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we are required to enter into alternative arrangements, our product development activities could be delayed.

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

We have received Breakthrough Therapy Designation from the FDA on tipifarnib for the treatment of patients with recurrent or metastatic HRAS mutant HNSCC with variant allele frequency ≥ 20% after disease progression on platinum-based chemotherapy. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development.

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

The FDA and other regulatory agencies may require more extensive or expensive trials for combination product candidates than may be required for single agent pharmaceuticals.

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

•

the federal Physician Payments Sunshine Act which requires applicable manufacturers of certain drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as certain manufacturers and group purchasing organizations to report annually ownership and investment interests held by physicians or their immediate family. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and

•

state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by or are in conflict with HIPAA, thus complicating compliance efforts, including GDPR which went into effect on May 25, 2018, and imposes privacy and security obligations on any entity that collects and/or processes health data from individuals located in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. As well as complicating our compliance efforts, non-compliance with these laws could result in penalties or significant legal liability.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. Certain changes to the ACA, such as the removal of the ACA’s individual health insurance mandate by federal tax legislation, a delay in the implementation of certain ACA-mandated fees, and other changes to the ACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” were recently enacted or implemented, and the effect of these changes is unknown. On December 14, 2018, a U.S. District Court Judge in Texas ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact ACA and our business. We cannot predict the ultimate content, timing or effect of healthcare reform legislation or regulation or the impact of potential legislation or regulation on us, particularly in light of the new presidential administration.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, that due to subsequent legislative amendments, will stay in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws and other potential legislation may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business. It is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Our patent rights may not protect our patent protected products and product candidates if competitors devise ways of making products that compete with us without legally infringing our patent rights. For example, our patent rights in tipifarnib are limited in ways that affect our ability to exclude third parties from competing against us. In particular, the patent term for the composition of matter patents covering the API of tipifarnib expired in the United States and countries in Europe in 2016. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. The U.S. PTO issued us several patents directed to the method of treatment of HRAS mutant HNSCC with tipifarnib and corresponding patents have been issued in a number of foreign jurisdictions. In July and November 2019, the U.S. PTO issued us patents directed to the treatment of HRAS mutant HNSCC with any farnesyl transferase inhibitor. In addition, in July 2019 and January 2020, the European Patent Office granted us patents directed to the method of treatment of HRAS mutant HNSCC patients with tipifarnib. The U.S. PTO also issued us patents directed to the method of treatment of angioimmunoblastic T-cell lymphoma with tipifarnib and the method of treatment of CXCL12-expressing PTCL or AML with tipifarnib. In October 2019, the U.S. PTO issued us a patent directed to the method of treatment of CXCL12-expressing PTCL or AML with any farnesyl transferase inhibitor.

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

Disputes may arise regarding intellectual property subject to, and any of our rights and obligations under, any license or other strategic agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	the extent to which our technology and processes infringe, misappropriate or violate the intellectual property of the licensor that is not subject to the license agreement;
•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•	the sublicensing of patent and other rights to third parties under any such agreement or collaborative relationships;
•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•	the priority of invention of patented technology.

In addition, the agreements under which we license intellectual property or technology to or from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

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

Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. PTO, or become involved in patent office post-grant proceedings, such as opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involve a high degree of technological and legal complexity. Therefore, obtaining and enforcing pharmaceutical patents is costly, time consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including derivation, reexamination, inter partes review, post-grant review or interference proceedings before the U.S. PTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.

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

Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

Although we do not currently own issued patents or pending patent applications covering tipifarnib or KO-539 that have been generated through the use of U.S. government funding, our license agreement with the University of Michigan includes intellectual property rights unrelated to KO-539 that have been generated through the use of U.S. government funding or grants, and we may acquire or license additional intellectual property rights from one or more entities that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the U.S. government exercised its march-in rights in our intellectual property rights generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S.

government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

The insurance coverage and reimbursement status of newly-approved products are uncertain. Failure to obtain or maintain coverage and adequate reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

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

Risks Related to Employee Matters, Managing Growth and Macroeconomic Conditions

Our ability to manage our business operations, to execute our strategic plan and to recruit talented employees may be adversely impacted by COVID-19.

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

We are a clinical-stage company with a limited operating history, and, as of December 31, 2020, we had 88 full-time employees and one part-time employee. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 through December 31, 2020, were $43.00 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of December 31, 2020, we had 692,894 shares of common stock reserved for future issuance under the 2014 Plan and options to purchase up to an aggregate of 5,020,862 shares of common stock outstanding. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2021, an automatic increase pursuant to the 2014 Plan occurred, resulting in 2,647,764 additional shares available for future grant under the 2014 Plan.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of December 31, 2020, we had 163,051 shares of common stock reserved for future issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2020, the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in 2021. In addition, a warrant to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share was outstanding as of December 31, 2020.

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

Our charter documents provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

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

Under the Tax Cuts and Jobs Act, as modified by the CARES Act, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced an ownership change in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state net operating losses to offset taxable income in tax years beginning after 2019 and before 2023. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

General Risk Factors

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

Our business could be negatively affected as a result of actions of activist stockholders, and such activism could impact the trading value of our securities.

Stockholders may, from time to time, engage in proxy solicitations or advance stockholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders. We may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Securities class action litigation could divert our management’s attention and harm our business and could subject us to significant liabilities.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the equity securities of life sciences and biotechnology companies.  These broad market fluctuations may cause the market price of our ordinary shares to decline.  In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities.  This risk is especially relevant for us because biotechnology and biopharma companies have experienced significant stock price volatility in recent years.   Even if we are successful in defending claims that may be brought in the future, such litigation could result in substantial costs and may be a distraction to our management and may lead to an unfavorable outcome that could adversely impact our financial condition and prospects.

Our employees, independent contractors, principal investigators, consultants, vendors, distributors and CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, distributors and CROs may engage in fraudulent or other illegal activity.  Misconduct by these parties could include intentional, reckless and/or negligent conduct or unauthorized activities that violate FDA regulations, including those laws that require the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare fraud and abuse laws and regulations, and laws that require the true, complete and accurate reporting of financial information or data.  In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices.  These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.  Misconduct by our employees and other third parties may also include the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation.  We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.  If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, clinical research organizations, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products internationally once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, clinical research organizations, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We occupy 13,420 square feet of office space for our corporate headquarters in San Diego, California under a lease that expires in November 2025. We also occupy approximately 16,541 square feet of office space in Boston, Massachusetts under a lease that expires in July 2024. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Holders of Record

As of February 19, 2021, there were approximately 107 holders of record of our common stock, which does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

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

Stock Performance Graph and Cumulative Total Return

The graph below shows the cumulative total stockholder return assuming the investment of $100 on December 31, 2015, (and the reinvestment of dividends thereafter) in each of (i) Kura Oncology, Inc.’s common stock, (ii) the Nasdaq Biotechnology Index and (iii) the Nasdaq Composite Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or Indexes.

COMPARISON OF CUMULATIVE TOTAL RETURN FROM 12/31/2015 THROUGH 12/31/2020*

Among Kura Oncology, Inc., the Nasdaq Biotechnology Index and the Nasdaq Composite Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
Kura Oncology, Inc.
Nasdaq Biotechnology Index
Nasdaq Composite Index

*$100 invested 12/31/2015 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

We have elected to comply with Item 301 of Regulation S-K, as amended February 10, 2021, and are omitting this disclosure in reliance thereon.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Kura Oncology, Inc. should be read in conjunction with the financial statements and the notes to those statements appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, assumptions and uncertainties. Important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis include, but are not limited to, those set forth in “Item 1A. Risk Factors” in this Annual Report. All forward-looking statements included in this Annual Report are based on information available to us as of the time we file this Annual Report and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements. For the comparison of the financial results for the fiscal years ended December 31, 2019 and 2018, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 25, 2020.

References to “Kura Oncology, Inc.,” “we,” “us” and “our” refer to Kura Oncology, Inc.

Overview

We are a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates that target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes, and we intend to pair them with molecular or cellular diagnostics to identify those patients most likely to respond to treatment. We presently have two clinical-stage product candidates for which we own global commercial rights, tipifarnib and KO-539, as well as additional programs that are at a discovery stage. We plan to advance our product candidates through a combination of internal development and strategic partnerships while maintaining significant development and commercial rights.

Our first product candidate, tipifarnib, is a potent, selective and orally bioavailable inhibitor of farnesyl transferase that has been previously studied in more than 5,000 cancer patients and demonstrated compelling and durable anti-cancer activity in certain patients with a manageable side effect profile. We are currently evaluating tipifarnib in multiple solid tumor and hematologic indications.

Our most advanced solid tumor indication for tipifarnib is in patients with head and neck squamous cell carcinoma, or HNSCC, that carry mutations in the HRAS gene. In September 2017, we reported that our ongoing proof-of-concept Phase 2 clinical trial of tipifarnib in patients with HRAS mutant relapsed or refractory HNSCC, or RUN-HN, achieved its primary efficacy endpoint. In October 2018, we reported updated data from RUN-HN showing a significant association between tumor HRAS mutant allele frequency and clinical benefit from tipifarnib. Based upon these observations, we introduced a minimum HRAS mutant variant allele frequency as an entry criterion in the RUN-HN trial. Following feedback from the U.S. Food and Drug Administration, or the FDA, and other regulatory authorities, we initiated a global, multi-center, open-label, non-comparative registration-directed clinical trial of tipifarnib in HRAS mutant HNSCC in November 2018. The clinical trial has two cohorts: a treatment cohort, which we call AIM-HN, and a non-interventional screening and outcomes cohort, which we call SEQ-HN. AIM-HN is designed to enroll at least 59 evaluable HNSCC patients with high HRAS mutant variant allele frequency who have received prior platinum-based therapy. In October 2019, we reported updated data from the ongoing RUN-HN trial that we believe confirms the association between HRAS mutant variant allele frequency and anti-tumor activity, and we believe further supports the design of our amended AIM-HN registration-directed trial in HRAS mutant HNSCC. On December 16, 2019, we reported that the FDA granted Fast Track Designation to tipifarnib for the treatment of patients with HRAS mutant HNSCC after progression on platinum therapy. On May 29, 2020, we announced updated clinical data for our RUN-HN study presented at the American Society of Clinical Oncology Virtual Scientific Program, including data collected as part of the trial showing a median overall survival of 15.4 months, a median progression free survival of 5.9 months and an objective response rate, or ORR, of 50% observed in patients with recurrent/metastatic HRAS mutant HNSCC among the 18 patients on the RUN-HN study who were evaluable for efficacy.

In July 2020, we amended the AIM-HN trial protocol to enable enrollment of patients with any HRAS mutation in order to assess the potential for clinical benefit in the overall HRAS mutant HNSCC population. We also introduced a number of modifications to the protocol that seek to enable us to enroll patients in the study more efficiently as well as modifications that we believe better reflected the evolving standards of care for recurrent/metastatic HNSCC. While these amendments do not change the primary outcome measure of ORR in patients with high HRAS mutant variant allele frequency, the modifications will require us to enroll an increased number of evaluable HNSCC patients. As a result of the pandemic caused by the coronavirus disease 2019, or COVID-19, and the additional patients required for the trial, we anticipate we will face delays in our timelines and milestones for the AIM-HN trial and, accordingly, are unable to reasonably forecast when our AIM-HN trial will become fully enrolled.

On February 24, 2021, we announced that tipifarnib has been granted Breakthrough Therapy Designation from the FDA for the treatment of patients with recurrent or metastatic HRAS mutant head and neck squamous cell carcinoma with variant allele frequency ≥ 20% after disease progression on platinum-based chemotherapy.  The Breakthrough Therapy Designation is based upon data from our Phase 2 RUN-HN trial, which has been accepted for publication in an upcoming issue of the Journal of Clinical Oncology.

In addition to evaluating tipifarnib as a monotherapy in patients with recurrent or metastatic HRAS mutant HNSCC, we have also been evaluating the use of tipifarnib in combination with other oncology therapeutics to address larger patient populations and to pursue earlier lines of therapy. Among these potential combinations, we have prioritized the combination of tipifarnib and an inhibitor of the PI3 Kinase alpha enzyme for clinical evaluation in patients with HNSCC. In particular, we are planning to commence a Phase 1/2 open-label, biomarker-defined cohort study in the second half of 2021 to evaluate the safety and tolerability of the combination, determine the recommended dose and schedule for the combination, and assess early antitumor activity of tipifarnib and a PI3 kinase alpha inhibitor for the treatment of adult participants who have HRAS-overexpressing, PIK3CA-mutated and/or PIK3CA-amplified HNSCC.

While we believe tipifarnib has potential to modulate the CXCR4-expressing primary tumor cells in AITL, PTCL and other diseases such as relapsed or refractory acute myeloid leukemia, or AML, chronic myelomonocytic leukemia, or CMML, diffuse large B-cell lymphoma, cutaneous T-cell lymphoma and pancreatic cancer, we suspended the initiation of a planned registration directed study for tipifarnib in T-cell lymphoma and of a planned Phase 2 clinical trial for tipifarnib in pancreatic cancer as a result of a strategic review conducted in the Spring of 2020.  We have continued preclinical work to validate tipifarnib in the CXCR4 receptor pathway and to assess the timing and strategy for further development.

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

We received orphan drug designation for KO-539 for the treatment of acute myeloid leukemia, or AML, from the FDA in July 2019. We initiated our Phase 1/2 clinical trial of KO-539 in relapsed or refractory AML in September 2019 and are actively recruiting at multiple sites in the United States and France with the anticipation of expanding to additional sites in the United States, France and other countries during the expansion phase of the study. Our menin-KMT2A Phase 1/2 clinical trial, which we call the Kura Oncology MEnin-KMT2A Trial, or KOMET-001, has an accelerated design and seeks to determine a recommended Phase 2 dose and schedule, or RP2D, using a modified toxicity probability interval, or MTPI, model.

On December 5, 2020, we announced preliminary results from our KOMET-001 Phase 1/2 clinical trial at an oral presentation at the 2020 American Society of Hematology, or ASH. As of the data cutoff date for the ASH presentation, November 2, 2020, the trial had enrolled 12 patients with relapsed or refractory AML, of whom ten were evaluable for safety and tolerability and eight were evaluable for efficacy. Clinical or biological activity was reported in six of the eight efficacy-evaluable patients, including two patients achieving a complete remission, one patient achieving a morphological leukemia-free state, and one patient experiencing a marked decrease in hydroxyurea requirements and having attained peripheral blood count stabilization. As presented at ASH, KO-539 has been well tolerated with a manageable safety profile to date. As of the data cutoff date, no drug discontinuations due to treatment-related adverse events and no evidence of QTc prolongation were reported. Treatment related adverse effects (grade ≥ 3) were reported to include pancreatitis, increased lipase, decreased neutrophil count, tumor lysis syndrome and deep venous thrombosis.

On February 24, 2021, we reported that we completed the 600 mg dose cohort of KOMET-001 without determining a RP2D and we are currently evaluating an 800 mg dose cohort. We also indicated that, based on guidance we received from the FDA, we may seek to determine a minimum safe and biologically effective dose for use in the Phase 2 portion of KOMET-001 by initiating Phase 1 expansion cohorts at lower doses in parallel to continuing the Phase 1 dose escalation portion of the study. Initiating Phase 1 expansion cohorts at lower doses requires a protocol amendment and additional patient recruitment.

Liquidity Overview

As of December 31, 2020, we had cash, cash equivalents and short-term investments of $633.3 million. In December 2020 and May 2020, we completed public offerings that resulted in net proceeds to us, after deducting underwriting discounts, commissions and offering expenses, of approximately $324.1 million and $134.9 million, respectively. We have an at-the-market issuance sales agreement with SVB Leerink LLC and Stifel, Nicolaus & Company, Incorporated, or ATM facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million. We have not yet sold any shares of our common stock under the ATM facility. To date, we have not generated any revenues from product sales, and we do not have any approved products. Since our inception, we have funded our operations primarily through equity and debt financings. We anticipate that we will require significant additional financing in the future to continue to fund our operations as discussed more fully below under the heading “Liquidity and Capital Resources.”

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of December 31, 2020, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2020 and 2019

The following table sets forth our results of operations for the years presented, in thousands:

	Years Ended December 31,
	2020	2019	Change
Research and development expenses	$60,397	$47,826	$12,571
General and administrative expenses	31,502	19,653	11,849
Other income, net	2,274	4,339	(2,065)

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the years presented, in thousands:

	Years Ended December 31,
	2020	2019	Change
Tipifarnib-related costs	$26,025	$26,517	$(492)
KO-539-related costs	6,629	2,496	4,133
KO-947-related costs	2,301	3,416	(1,115)
Discovery stage programs	2,255	318	1,937
Personnel costs and other expenses	19,227	11,652	7,575
Share-based compensation expense	3,960	3,427	533
Total research and development expenses	$60,397	$47,826	$12,571

The increase in KO-539-related research and development expenses for the year ended December 31, 2020 compared to 2019 was primarily due to increases in costs related to our Phase 1/2 clinical trial of KO-539 which was initiated in September 2019 and manufacturing development activities. The increase in discovery stage programs for the year ended December 31, 2020 compared to 2019 was primarily due to increased research activities for new programs. The increase in personnel costs and other expenses for the year ended December 31, 2020 compared to 2019 was to support our registration-directed clinical trial of tipifarnib and the Phase 1/2 clinical trial of KO-539. Personnel costs and other expenses include employee salaries and related expenses, facilities expense and overhead expenses. We expect our research and development expenses to increase in future periods as we continue clinical development activities for tipifarnib and KO-539.

General and Administrative Expenses. The increase in general and administrative expenses for the year ended December 31, 2020 compared to 2019 was primarily due to increases of $2.9 million in each of non-cash share-based compensation expense, pre-commercial planning expenses and personnel expenses and an increase of $2.3 million in professional and legal services. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Other income, net. The decrease in other income, net for the year ended December 31, 2020 compared to 2019 was primarily due to a decrease in interest income.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities.

In December 2020, we completed a public offering in which we sold an aggregate of 9,326,500 shares of common stock at a price of $37.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $324.1 million.

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

In November 2018, we entered into the SVB Loan Agreement, providing for up to $20.0 million in a series of term loans. Upon entering into the SVB Loan Agreement, we borrowed $7.5 million, or the Term Loan, the proceeds of which, in part, were used to pay off the outstanding balance of the debt under the loan and security agreement with Oxford Finance LLC and Silicon Valley Bank dated April 27, 2016, as amended in May 2017 and October 2017, or the SVB-Oxford Term Loan. Net proceeds from the Term Loan, after payoff of the SVB-Oxford Term Loan, were approximately $0.6 million. Under the terms of the SVB Loan Agreement, we could, at our sole discretion, borrow from the lender up to an additional $12.5 million by a specified date. The draw period for the additional loan expired in November 2020 without us drawing down the additional loan. The Term Loan is due on the scheduled maturity date of May 1, 2023, or Maturity Date. Repayment of the Term Loan was interest only through November 30, 2020, followed by 30 equal monthly payments of principal plus accrued interest which commenced on December 1, 2020. The per annum interest rate for the Term Loan is the greater of (i) 5.50% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal plus (b) 0.25%. In addition, a final payment of 7.75% of the amount of the Term Loan drawn will be due on the earlier of the Maturity Date, acceleration or prepayment of the Term Loan. If we elect to prepay the Term Loan, a prepayment fee equal to 1% of the then outstanding principal balance also will be due. See Note 7, Long-Term Debt, in the Notes to Financial Statements for further details of the term loan facility.

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

We have incurred operating losses and negative cash flows from operating activities since inception. As of December 31, 2020, we had an accumulated deficit of $302.5 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of December 31, 2020, we had cash, cash equivalents and short-term investments of $633.3 million. Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2024. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of establishing or contracting for sales, marketing and distribution capabilities if we obtain regulatory approvals to market our product candidates;
•	the costs of securing and producing drug substance and drug product material for use in preclinical studies, clinical trials and for use as commercial supply;
•	the costs of securing manufacturing arrangements for development activities and commercial production;
•	the scope, prioritization and number of our research and development programs;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•	the extent to which we acquire or in-license other product candidates and technologies;
•	the success of our current or future companion diagnostic test collaborations for companion diagnostic tests; and
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

To date, we have not generated any revenues from product sales, and we do not have any approved products. We do not know when, or if, we will generate any revenues from product sales. We do not expect to generate significant revenues from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We are subject to all of the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

The following table provides a summary of our net cash flow activities for the years presented, in thousands:

	Years Ended December 31,
	2020	2019	Change
Net cash used in operating activities	$(69,830)	$(54,760)	$(15,070)
Net cash used in investing activities	(99,936)	(46,325)	(53,611)
Net cash provided by financing activities	469,334	111,101	358,233

Operating Activities. The increase of $15.1 million in net cash used in operating activities for the year ended December 31, 2020 compared to 2019 was primarily due to the increase of $26.5 million in net loss, partially offset by increases of $4.8 million in changes in accounts payable and accrued expenses, $3.4 million in non-cash share-based compensation expense and $1.5 million in amortization of premiums and accretion of discounts on marketable securities.

Investing Activities. The increase of $53.6 million in net cash used in investing activities for the year ended December 31, 2020 as compared to 2019 was primarily due to an increase of $93.4 million in purchases of marketable securities, partially offset by an increase of $42.0 million in maturities of marketable securities.

Financing Activities. The increase of $358.2 million in net cash provided by financing activities for the year ended December 31, 2020 compared to 2019 was primarily due to increases of $351.2 million in proceeds from sale of common stock  and $7.3 million in proceeds from exercise of stock options and purchases under our employee stock purchase plan.

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2020, in thousands:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Long-term debt, including current portion(1)	$7,250	$3,000	$4,250	$—	$—
Interest payments on long-term debt(2)	1,086	327	759	—	—
Operating leases(3)	8,599	2,141	4,178	2,280	—
Total	$16,935	$5,468	$9,187	$2,280	$—

______________________

(1)	Principal payments on our term loan facility with SVB.
(2)

Interest payments on our term loan facility with SVB. The per annum interest rate for the Term Loan is the greater of (i) 5.50% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal plus (b) 0.25%. The interest rate as of December 31, 2020 was 5.50%. In addition, a final payment of 7.75% of the amount of the Term Loan drawn will be due on the earlier of the maturity date, acceleration or prepayment of the Term Loan.

(3)	Future minimum lease payments under our operating leases in San Diego, California and Boston, Massachusetts.

We enter into agreements in the normal course of business with clinical sites and CROs for clinical research studies, professional consultants and various third parties for preclinical research studies, clinical supply manufacturing and other services. The nature of the work being conducted under these agreements is such that, in most cases, the services may be cancelled upon prior notice. Payments due upon cancellation generally consist only of payments for services provided and expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. These payments are not included in the table of contractual obligations above.

Excluded from the table above are milestone or contractual payment obligations contingent upon the achievement of certain milestones or events if the amount and timing of such obligations are unknown or uncertain. Our license agreements are cancellable by us with written notice within 180 days or less. We may be required to pay up to approximately $80.2 million in milestone payments, plus sales royalties, in the event that regulatory and commercial milestones under the in-license agreements are achieved.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Management Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements required estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 in the Notes to Financial Statements of this Annual Report, we believe the following accounting policies are critical to the judgments and estimates used in the preparation of our financial statements.

Research and Development Expenses

We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, we will adjust the accrual accordingly. Non-refundable advance payments for goods and services, including fees for process development or manufacturing and distribution of clinical supplies that will be used in future research and development activities, are deferred and recognized as expense in the period that the related goods are consumed or services are performed. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses, in other research and development projects or otherwise, and therefore no separate economic values are expensed as research and development costs at the time such costs are incurred.

Clinical Trial Costs and Accruals

We accrue clinical trial costs based on work performed. In determining the amount to accrue, we rely on estimates of total costs incurred based on enrollment, the completion of clinical trials and other events. We follow this method because we believe reasonably dependable estimates of the costs applicable to various stages of a clinical trial can be made. However, the actual costs and timing of clinical trials are highly uncertain, subject to risks and may change depending on a number of factors. Differences between the actual clinical trial costs and the estimated clinical trial costs that we have accrued in any prior period are recognized in the subsequent period in which the actual costs become known. Historically, our estimated accrued expenses have approximated actual expenses incurred; however, material differences could occur in the future.

Share-Based Payments

We account for share-based compensation expense related to stock options granted to employees, members of our board of directors, and nonemployee consultants by estimating the fair value of each stock option on the date of grant using the Black-Scholes options-pricing model, or Black-Scholes model. The Black-Scholes model requires the use of subjective assumptions, including fair value of the underlying common stock, volatility, expected term, risk-free interest rate, and the expected dividend yield. The fair value of awards expected to vest are recognized and amortized on a straight-line basis over the requisite service period of the award less actual forfeitures.

Recently Adopted Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, in the Notes to Financial Statements of this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in money market funds, corporate debt securities, U.S. Treasury securities and commercial paper. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on December 31, 2020, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

We are also subject to interest expense fluctuations through our term loan facility with SVB, as discussed in Note 7, Long-Term Debt, in the Notes to Financial Statements of this Annual Report, which as of December 31, 2020 bears interest at a rate equal to the greater of (i) 5.50% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal plus (b) 0.25% and is therefore exposed to changes in interest rates through its maturity date of May 2023. If a 10% change in interest rates were to have occurred on December 31, 2020, this change would not have had a material effect on our interest expense as of that date.

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2020, 2019 or 2018.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Change in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended December 31, 2020 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Kura Oncology, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Kura Oncology, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kura Oncology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of Kura Oncology, Inc. as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

February 24, 2021

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors” and “Executive Officers” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

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

3.	Exhibits

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Warrant to Purchase Stock by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

4.3	Description of Registrant’s Common Stock.		10-K (Exhibit 4.3)	2/25/2020	001-37620

10.1+	Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.		8-K (Exhibit 10.1)	3/12/2015	000-53058

10.2+	Form of Restricted Stock Purchase Agreement and Restricted Stock Purchase Award Notice under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.		8-K (Exhibit 10.2)	3/12/2015	000-53058

10.3+	Kura Oncology, Inc. 2015 Employee Stock Purchase Plan.		8-K (Exhibit 10.3)	3/12/2015	000-53058

10.4+	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers.		8-K (Exhibit 10.4)	3/12/2015	000-53058

10.5*	License Agreement, dated December 18, 2014, by and between the Registrant and Janssen Pharmaceutica NV.	X

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.6*	Amended and Restated Asset Purchase Agreement, dated February 12, 2015, by and between the Registrant and Araxes Pharma LLC.	X

10.7	Sublease, dated December 20, 2016, by and between the Registrant and Wellspring Biosciences, Inc.		10-K (Exhibit 10.11)	3/14/2017	001-37620

10.8*

Patent License Agreement, effective as of December 22, 2014, by and between the Registrant and the Regents of the University of Michigan, as amended on March 3, 2015, July 22, 2015, September 29, 2016, February 1, 2017.

X

10.9*	Fifth Amendment to Patent License Agreement, effective as of May 24, 2017, by and between the Registrant and the Regents of the University of Michigan.	X

10.10+	Kura Oncology, Inc. Amended and Restated Non-Employee Director Compensation Policy.		10-K (Exhibit 10.10)	3/12/2018	001-37620

10.11*	Services Agreement, effective as of October 1, 2014, by and between the Registrant and Wellspring Biosciences, Inc.	X

10.12*	Management Services Agreement, effective as of October 1, 2014, by and between the Registrant and Araxes Pharma LLC.	X

10.13	Office Lease Agreement, dated August 1, 2015, by and between the Registrant and 55 Cambridge Parkway, LLC.		S-1 (Exhibit 10.16)	10/20/2015	333-207534

10.14+	Amended and Restated Executive Employment Agreement, effective as of January 29, 2016, by and between the Registrant and Troy E. Wilson, Ph.D., J.D.		10-K (Exhibit 10.15)	3/17/2016	001-37620

10.15	First Amendment to Management Services Agreement, effective as of April 1, 2016, by and between the Registrant and Araxes Pharma LLC.		10-Q (Exhibit 10.1)	8/10/2016	001-37620

10.16	Amendment No. 1 to License Agreement, dated June 6, 2016, by and between the Registrant and Janssen Pharmaceutica NV.		10-Q (Exhibit 10.3)	8/10/2016	001-37620

10.17**	Sixth Amendment to Patent License Agreement, effective as of August 24, 2017, by and between the Registrant and the Regents of the University of Michigan.		10-K (Exhibit 10.23)	3/12/2018	001-37620

10.18	Second Amendment to Management Services Agreement, effective as of April 1, 2018, by and between the Registrant and Araxes Pharma LLC.		10-Q (Exhibit 10.1)	5/8/2018	001-37620

10.19+	Executive Employment Agreement, effective as of August 21, 2018, by and between the Registrant and Marc Grasso, M.D.		10-Q (Exhibit 10.2)	11/5/2018	001-37620

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.20	Loan and Security Agreement, dated as of November 1, 2018, by and between the Registrant and Silicon Valley Bank.		10-Q (Exhibit 10.3)	11/5/2018	001-37620

10.21	First Amendment to Sublease, dated March 1, 2019, by and between the Registrant and Wellspring Biosciences, Inc.		10-K (Exhibit 10.24)	3/5/2019	001-37620

10.22	Sales Agreement, dated March 5, 2019, by and among the Registrant, SVB Leerink LLC and Stifel, Nicolaus & Company, Incorporated.		8-K (Exhibit 10.1)	3/5/2019	001-37620

10.23	Assignment and Assumption of Sublease, dated August 2, 2019, by and among the Registrant, Wellspring Biosciences, Inc. and Araxes Pharma LLC.		10-Q (Exhibit 10.1)	11/5/2019	001-37620

10.24+	First Amendment to Executive Employment Agreement, effective as of August 21, 2018, by and between the Registrant and Marc Grasso, M.D.		10-Q (Exhibit 10.2)	11/5/2019	001-37620

10.25+	Executive Employment Agreement, effective as of August 9, 2019, by and between the Registrant and Kathleen Ford.		10-Q (Exhibit 10.3)	11/5/2019	001-37620

10.26	Office Lease Agreement, dated January 8, 2020, by and between the Registrant and BRE CA Office Owners LLC.		10-Q (Exhibit 10.28)	2/25/2020	001-37620

10.27	Office Lease Agreement, dated March 24, 2020, by and between the Registrant and East Office Operating Limited Partnership.		10-Q (Exhibit 10.5)	5/4/2020	001-37620

10.28	First Amendment to Loan and Security Agreement, dated April 3, 2020, by and between the Registrant and Silicon Valley Bank.		8-K (Exhibit 10.1)	4/7/2020	001-37620

10.29+	Executive Employment Agreement, effective as of November 4, 2019, by and between the Registrant and James Basta.		10-Q (Exhibit 10.1)	5/4/2020	001-37620

10.30	Second Amendment to Sublease, dated April 22, 2020 by and between the Registrant and Araxes Pharma LLC.		10-Q (Exhibit 10.7)	5/4/2020	001-37620

10.31	First Amendment to Office Lease Agreement, dated May 2, 2020 by and between the Registrant and BRE CA Office Owner LLC.		10-Q (Exhibit 10.8)	5/4/2020	001-37620

10.32+	Amended and Restated Nonemployee Director Compensation Policy.		10-Q (Exhibit 10.4)	8/6/2020	001-37620

10.33+

Form of International Stock Option Grant Notice, International Stock Option Agreement and International Notice of Exercise under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.

			10-Q (Exhibit 10.1)	11/5/2020	001-37620

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.34	Second Amendment to Office Lease Agreement, dated October 27, 2020 by and between the Registrant and BRE CA Office Owner LLC.		10-Q (Exhibit 10.2)	11/5/2020	001-37620

10.35*	Master Collaboration Agreement, dated January 4, 2021 by and between the Registrant and Illumina, Inc.	X

10.36+	Second Amendment to Executive Employment Agreement, effective as of February 19, 2021, by and between the Registrant and Troy E. Wilson, Ph.D., J.D.	X

10.37+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney (see signature page).	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

+	Indicates management contract or compensatory plan.
*

Certain portions of this exhibit (indicated by “[***]”) have been omitted as the Registrant has determined (i) the omitted information is not material and (ii) the omitted information would likely cause harm to the Registrant if publicly disclosed.

**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kura Oncology, Inc.

Date: February 24, 2021	By:	/s/ Troy E. Wilson, Ph.D., J.D.
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

Name	Title	Date

/s/ Troy E. Wilson, Ph.D., J.D.	President, Chief Executive Officer and Chairman of the Board of Directors	February 24, 2021
Troy E. Wilson, Ph.D., J.D.	(Principal Executive Officer)

/s/ Marc Grasso, M.D.	Chief Financial Officer and Chief Business Officer	February 24, 2021
Marc Grasso, M.D.	(Principal Financial and Accounting Officer)

/s/ Faheem Hasnain	Director	February 24, 2021
Faheem Hasnain

/s/ Robert E. Hoffman	Director	February 24, 2021
Robert E. Hoffman

/s/ Thomas Malley	Director	February 24, 2021
Thomas Malley

/s/ Diane Parks	Director	February 24, 2021
Diane Parks

/s/ Steven H. Stein, M.D.	Director	February 24, 2021
Steven H. Stein, M.D.

/s/ Mary Szela	Director	February 24, 2021
Mary Szela

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Kura Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kura Oncology, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

Clinical Trial Research and Development Expenses and Accruals

Description of the Matter

During 2020, the Company incurred $60.4 million for research and development expense and as of December 31, 2020, the Company accrued $4.1 million for clinical trial research and development expenses. As described in Note 2 of the financial statements, the Company records accruals for estimated costs of research and development activities that include contract services for clinical trials. Clinical trial activities performed by third parties are accrued and expensed based upon estimates of the proportion of work completed over the life of the individual clinical trial and patient enrollment rates in accordance with agreements established with contract research organizations ("CROs") and clinical trial sites. Estimates are determined by reviewing contracts, vendor agreements and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

Auditing management’s accounting for accrued clinical trial research and development expenses is especially challenging as evaluating the progress or stage of completion of the activities under the Company’s research and development agreements is dependent upon a high volume of data from third-party service providers and internal clinical personnel, which is tracked in spreadsheets and other end user computing programs.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accounting for accrued clinical trial research and development expenses.  This included management's assessment of the assumptions and data underlying the accrued clinical trial research and development expenses estimate.

To test the completeness of the Company’s accrued clinical trial research and development expenses, among other procedures, we obtained supporting evidence of the research and development activities performed for significant clinical trials. We inspected meeting summaries of clinical trial and project status meetings with internal accounting personnel, internal clinical project managers and third-party service providers to corroborate the status of significant research and development activities. To verify the appropriate measurement of accrued research and development costs, we compared the costs for a sample of transactions against the related invoices and contracts, confirmed amounts incurred to-date with third-party service providers, and performed lookback analyses. We also examined a sample of subsequent payments to evaluate the completeness of the accrued clinical trial research and development expenses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Diego, California

February 24, 2021

KURA ONCOLOGY, INC.

BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$325,493	$26,135
Short-term investments	307,827	210,756
Prepaid expenses and other current assets	3,972	2,712
Total current assets	637,292	239,603
Property and equipment, net	2,021	44
Restricted cash	210	—
Operating lease right-of-use assets	6,334	234
Other long-term assets	1,355	2,091
Total assets	$647,212	$241,972

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$23,024	$15,314
Current portion of long-term debt	3,000	250
Total current liabilities	26,024	15,564
Long-term debt	4,250	7,250
Long-term operating lease liabilities	5,638	—
Other long-term liabilities	395	377
Total liabilities	36,307	23,191
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 66,194 and 45,384 shares issued and outstanding as of December 31, 2020 and 2019, respectively	7	5
Additional paid-in capital	913,354	431,322
Accumulated other comprehensive income	46	331
Accumulated deficit	(302,502)	(212,877)
Total stockholders' equity	610,905	218,781
Total liabilities and stockholders' equity	$647,212	$241,972

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Operating Expenses:
Research and development (includes related party amounts of $196, $432 and $1,021 for the years ended December 31, 2020, 2019 and 2018, respectively)	$60,397	$47,826	$46,787
General and administrative (includes related party amounts of $188, $325 and $273 for the years ended December 31, 2020, 2019 and 2018, respectively)	31,502	19,653	16,096
Total operating expenses	91,899	67,479	62,883
Other Income (Expense):
Management fee income, related party	51	245	735
Interest income, net	2,801	4,674	3,169
Interest expense	(578)	(580)	(970)
Loss from extinguishment of debt	—	—	(498)
Total other income	2,274	4,339	2,436
Net Loss	$(89,625)	$(63,140)	$(60,447)

Net loss per share, basic and diluted	$(1.69)	$(1.51)	$(1.72)
Weighted average number of shares used in computing net loss per share, basic and diluted	53,077	41,946	35,191

Comprehensive Loss:
Net loss	$(89,625)	$(63,140)	$(60,447)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities and foreign currency	(285)	462	(82)
Comprehensive loss	$(89,910)	$(62,678)	$(60,529)

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	29,424	$3	$169,201	$(49)	$(89,290)	$79,865
Issuance of common stock, net of offering costs	7,737	1	131,900	—	—	131,901
Share-based compensation expense	—	—	8,654	—	—	8,654
Restricted stock awards vested	793	—	2	—	—	2
Issuance of common stock from exercise of options and employee stock purchase plan	194	—	1,092	—	—	1,092
Other comprehensive loss	—	—	—	(82)	—	(82)
Net loss	—	—	—	—	(60,447)	(60,447)
Balance at December 31, 2018	38,148	4	310,849	(131)	(149,737)	160,985
Issuance of common stock, net of offering costs	6,785	1	108,128	—	—	108,129
Share-based compensation expense	—	—	9,409	—	—	9,409
Issuance of common stock from exercise of options and employee stock purchase plan	451	—	2,936	—	—	2,936
Other comprehensive income	—	—	—	462	—	462
Net loss	—	—	—	—	(63,140)	(63,140)
Balance at December 31, 2019	45,384	5	431,322	331	(212,877)	218,781
Issuance of common stock, net of offering costs	19,792	2	458,976	—	—	458,978
Share-based compensation expense	—	—	12,807	—	—	12,807
Issuance of common stock from exercise of options and employee stock purchase plan	1,018	—	10,249	—	—	10,249
Other comprehensive loss	—	—	—	(285)	—	(285)
Net loss	—	—	—	—	(89,625)	(89,625)
Balance at December 31, 2020	66,194	$7	$913,354	$46	$(302,502)	$610,905

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2020	2019	2018
Operating Activities
Net loss	$(89,625)	$(63,140)	$(60,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	12,807	9,409	8,654
Depreciation expense	194	—	10
Amortization of premium and accretion of discounts on marketable securities, net	410	(1,103)	(1,935)
Non-cash interest expense	—	—	184
Loss from extinguishment of debt	—	—	498
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(711)	(875)	(465)
Other long-term assets	1,205	(117)	(504)
Accounts payable and accrued expenses	5,677	856	5,116
Other long-term liabilities	213	210	234
Net cash used in operating activities	(69,830)	(54,760)	(48,655)

Investing Activities
Purchases of marketable securities	(320,963)	(227,571)	(237,443)
Maturities and sales of marketable securities	223,198	181,246	158,143
Purchases of property and equipment	(2,171)	—	—
Net cash used in investing activities	(99,936)	(46,325)	(79,300)

Financing Activities
Proceeds from issuances of common stock, net	459,335	108,165	132,172
Proceeds from exercises of stock options and purchases under employee stock purchase plan	10,249	2,936	1,092
Repayment of long-term debt	(250)	—	(1,250)
Proceeds from issuance of long-term debt, net	—	—	627
Net cash provided by financing activities	469,334	111,101	132,641
Net increase in cash, cash equivalents and restricted cash	299,568	10,016	4,686
Cash, cash equivalents and restricted cash at beginning of period	26,135	16,119	11,433
Cash, cash equivalents and restricted cash at end of period	$325,703	$26,135	$16,119
Supplemental disclosure of cash flow information:
Interest paid	$419	$430	$641

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

Cash and Cash Equivalents

Cash and cash equivalents consist of checking, money market and highly liquid investments that are readily convertible to cash and that have an original maturity of three months or less from date of purchase. The carrying amounts approximate fair value due to the short maturities of these instruments.

Restricted Cash

Under the terms of an office lease entered into in March 2020, we are required to maintain a standby letter of credit during the term of the lease. As of December 31, 2020, restricted cash of $0.2 million was pledged as collateral for the letter of credit.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the balance sheets that sum to the total of the amounts shown in the statements of cash flows, in thousands:

	December 31,
	2020	2019	2018
Cash and cash equivalents	$325,493	$26,135	$16,119
Restricted cash	210	—	—
Total	$325,703	$26,135	$16,119

Short-Term Investments

Short-term investments are marketable securities with maturities greater than three months from date of purchase that are specifically identified to fund current operations. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. The cost of short-term investments is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in interest income. Dividend and interest income is recognized as interest income on the statements of operations and comprehensive loss when earned. Short-term investments are classified as available-for-sale securities and carried at fair value with unrealized gains and non-credit related losses recorded in other comprehensive income (loss) and included as a separate component of stockholders' equity. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis and included in interest income, net on the statements of operations and comprehensive loss.

Allowance for Credit Losses

For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale debt securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the severity of the impairment, any changes in interest rates, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive income (loss) on the statements of operations and comprehensive loss.

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

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Computer software and equipment are depreciated over their estimated useful lives of three years. Laboratory equipment is depreciated over its estimated useful life of five years. Furniture and fixtures are depreciated over their estimated useful lives of five years. Leasehold improvements are depreciated over the lesser of the term of the related lease or the useful life of the asset.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. For the years ended December 31, 2020, 2019 and 2018, there were no impairments of the value of long-lived assets.

Leases

We determine if an arrangement is a lease or contains lease components at inception. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. For operating leases with an initial term greater than 12 months, we recognize operating lease right-of-use, or ROU, assets and operating lease liabilities based on the present value of lease payments over the lease term at commencement date. Operating lease ROU assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate when we are reasonably certain that the options will be exercised. For our operating leases, we generally cannot determine the interest rate implicit in the lease, in which case we use our incremental borrowing rate as the discount rate for the lease. We estimate our incremental borrowing rate for our operating leases based on what we would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term.

If a lease is modified, the modified contract is evaluated to determine whether it is or contains a lease. If a lease continues to exist, the lease modification is determined to be a separate contract when the modification grants the lessee an additional ROU that is not included in the original lease and the lease payments increase commensurate with the standalone price for the additional ROU. A lease modification that results in a separate contract will be accounted for in the same manner as a new lease. For a modification that is not a separate contract, we reassess the lease classification using the modified terms and conditions and the facts and circumstances as of the effective date of the modification and recognize the amount of the remeasurement of the lease liability for the modified lease as an adjustment to the corresponding operating lease ROU asset.

Research and Development Expenses

Research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred when these expenditures have no alternative future uses. We are obligated to make upfront payments upon execution of certain research and development agreements. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred. Such amounts are recognized as expense as the related goods are delivered or the related services are performed or such time when we do not expect the goods to be delivered or services to be performed. Payments that we make in connection with in-

licensed technology for a particular research and development project that have no alternative future uses, in other research and development projects or otherwise, and therefore no separate economic values are expensed as research and development costs at the time such costs are incurred. As of December 31, 2020, we had no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

Clinical Trial Costs and Accruals

A significant portion of our clinical trial costs relate to contracts with contract research organizations, or CROs. The financial terms of our CRO contracts may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate clinical trial expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. As part of the process of preparing our financial statements, we rely on cost information provided by our CROs, concerning monthly expenses as well as reimbursement for pass through costs. We are also required to estimate certain of our expenses resulting from our obligations under our CRO contracts. Accordingly, our clinical trial expense accrual is dependent upon the timely and accurate reporting of CROs and other third-party vendors. If the contracted amounts are modified, for instance, as a result of changes in the clinical trial protocol or scope of work to be performed, we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. Historically, we have had no material changes in clinical trial expense that had a material impact on our results of operations or financial position.

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

Subsequent to the adoption of the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (Topic 718), on January 1, 2019, we measured awards granted to non-employees on the adoption date of the standard and recognized the expense over the remaining vesting period of the award. Prior to the adoption of ASU 2018-07, awards granted to non-employees were subject to periodic revaluation over their vesting terms. The fair value of non-employee awards was remeasured at each reporting period as the underlying awards vested unless the instruments were fully vested, immediately exercisable and nonforfeitable on the date of grant. We recorded the expense for stock option grants to non-employees based on the estimated fair value of the stock options using the Black-Scholes model. Estimated fair value of the restricted stock awards granted to non-employees was recorded on the earlier of the performance commitment date or the date the services required were completed and were remeasured at fair value during the service period. As non-employee restricted stock awards vested, they were remeasured at fair value and expensed based on the intrinsic value method which was measured as the difference between the exercise price paid for the restricted stock award and the fair value of the shares as the right of the repurchase lapsed each vesting period.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during the period from transactions and other events and non-owner sources. For the periods presented, accumulated other comprehensive income (loss) consisted of unrealized gains and losses on marketable securities and foreign currency.

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period determined using the treasury-stock method. Common stock equivalents outstanding are comprised of stock options, a warrant and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Because of our net loss for the years ended December 31, 2020, 2019 and 2018, outstanding common stock equivalents totaling approximately 5,059,000, 4,120,000 and 3,225,000, respectively, were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive.

3. Recent Accounting Pronouncements

In June 2016, the FASB, issued ASU 2016-13, Financial Instruments−Credit Losses: Measurement of Credit Losses on Financial Instruments, in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in prior GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses, and establishes additional disclosures related to credit risks. We adopted ASU 2016-13 on January 1, 2020. The adoption of the new standard did not have a material impact on our financial statements. We will continue to actively monitor the impact of the recent COVID-19 pandemic on expected credit losses.

4. Investments

We invest in available-for-sale securities consisting of money market funds, corporate debt securities, commercial paper and U.S. Treasury securities. Available-for-sale securities are classified as either cash and cash equivalents or short-term investments on the balance sheets.

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		December 31, 2020
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	1 or less	$311,239	$—	$—	$311,239
Commercial paper	1 or less	5,998	—	—	5,998
Total cash equivalents		317,237	—	—	317,237

Short-term investments:
Corporate debt securities	2 or less	113,020	36	(36)	113,020
Commercial paper	1 or less	106,350	—	—	106,350
U.S. Treasury securities	1 or less	88,409	50	(2)	88,457
Total short-term investments		307,779	86	(38)	307,827
Total		$625,016	$86	$(38)	$625,064

		December 31, 2019
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	1 or less	$18,445	$—	$—	$18,445

Short-term investments:
Corporate debt securities	2 or less	113,466	182	—	113,648
Commercial paper	1 or less	20,851	—	—	20,851
U.S. Treasury securities	2 or less	76,108	149	—	76,257
Total short-term investments		210,425	331	—	210,756
Total		$228,870	$331	$—	$229,201

Short-term investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of December 31, 2020 and 2019, short-term investments of $242.6 million and $196.1 million, respectively, had maturities less than one year, and short-term investments of $65.2 million and $14.7 million, respectively, had maturities between one to two years. Realized gains and losses were de minimis for the years ended December 31, 2020, 2019 and 2018.

As of December 31, 2020, 10 available-for-sale debt securities with a fair market value of $85.2 million were in gross unrealized loss positions, none of which were in such position for greater than 12 months. We do not intend to sell these available-for-sale debt securities, and it is not more likely than not that we will be required to sell these securities prior to recovery of their amortized cost basis. Based on our review of these available-for-sale debt securities,  none of the unrealized losses is the result of a credit loss. As such, we have no allowance for credit losses as of December 31, 2020. There were no available-for-sale debt securities in gross unrealized loss positions as of December 31, 2019. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss).

5. Fair Value Measurements

As of December 31, 2020 and 2019, we had cash equivalents and short-term investments measured at fair value on a recurring basis.

Available-for-sale marketable securities consist of U.S. Treasury securities, which are measured at fair value using Level 1 inputs, and corporate debt securities and commercial paper, which are measured at fair value using Level 2 inputs. We determine the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. We validate the fair values of Level 2 financial instruments by comparing these fair values to a third-party pricing source.

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	December 31, 2020
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$311,239	$311,239	$—
Commercial paper	5,998	—	5,998
Total cash equivalents	317,237	311,239	5,998

Short-term investments:
Corporate debt securities	113,020	—	113,020
Commercial paper	106,350	—	106,350
U.S. Treasury securities	88,457	88,457	—
Total short-term investments	307,827	88,457	219,370
Total	$625,064	$399,696	$225,368

	December 31, 2019
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$18,445	$18,445	$—

Short-term investments:
Corporate debt securities	113,648	—	113,648
Commercial paper	20,851	—	20,851
U.S. Treasury securities	76,257	76,257	—
Total short-term investments	210,756	76,257	134,499
Total	$229,201	$94,702	$134,499

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

6. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	December 31,
	2020	2019
Leasehold improvements	$1,169	$—
Furniture and fixtures	862	—
Computer software and equipment and laboratory equipment	276	136
Property and equipment, gross	2,307	136
Less: accumulated depreciation	(286)	(92)
Property and equipment, net	$2,021	$44

Depreciation expense was $0.2 million for the year ended December 31, 2020 and de minimis for each of the years ended December 31, 2019 and 2018.

Accounts payable and accrued expenses consisted of the following, in thousands:

	December 31,
	2020	2019
Accounts payable	$2,753	$3,526
Accrued clinical trial research and development expenses	4,080	4,139
Accrued other research and development expenses	5,581	2,831
Accrued compensation and benefits	7,016	3,694
Operating lease liability, current portion	2,089	252
Other accrued expenses	1,505	872
Total accounts payable and accrued expenses	$23,024	$15,314

7. Long-Term Debt

In April 2016, we entered into a loan and security agreement with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, or SVB, or the SVB-Oxford Term Loan, which was amended in May 2017 and October 2017, pursuant to which we borrowed $7.5 million. As discussed below, we extinguished the SVB-Oxford Term Loan in November 2018. In connection with the SVB-Oxford Term Loan, we issued warrants to purchase shares of our common stock. As of December 31, 2020, the warrant issued to Oxford to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share remained outstanding.

On November 1, 2018, we entered into a loan and security agreement, or the SVB Loan Agreement, with SVB, or the Lender, providing for up to $20.0 million in a series of term loans. Upon entering into the SVB Loan Agreement, we borrowed $7.5 million, or the Term Loan. We used approximately $6.9 million of the proceeds from the Term Loan to repay all amounts owed under the SVB-Oxford Term Loan, which included a prepayment charge of $0.1 million. The SVB Loan Agreement has substantially different terms than the SVB-Oxford Term Loan. In accordance with the FASB Accounting Standards Codification, or ASC, 405, Extinguishment of Liabilities, and ASC 470-50, Debt Modifications and Extinguishments, we accounted for the transaction as a debt extinguishment. Accordingly, we recorded a loss of approximately $0.5 million for the year ended December 31, 2018.

Under the terms of the SVB Loan Agreement, we could, at our sole discretion, borrow from the Lender up to an additional $12.5 million by a specified date. The draw period for the additional loan expired without us drawing down the additional loan.

The Term Loan is due on the scheduled maturity date of May 1, 2023, or Maturity Date. Repayment of the Term Loan was interest only through November 30, 2020, followed by 30 equal monthly payments of principal plus accrued interest which commenced on December 1, 2020. The per annum interest rate for the outstanding Term Loan is the greater of (i) 5.50% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal plus (b) 0.25%. The interest rate as of December 31, 2020 was 5.50%. In addition, a final payment of 7.75% of the amount of the Term Loan will be due on the earlier of the Maturity Date, acceleration of the Term Loan, or prepayment of the Term Loan. The final payment is being accrued through interest expense using the effective interest method. If we elect to prepay the Term Loan, a prepayment fee equal to 1% of the then outstanding principal balance will also be due.

We are subject to customary affirmative and restrictive covenants under the SVB Loan Agreement. Our obligations under the SVB Loan Agreement are secured by a first priority security interest in substantially all of our current and future assets, other than our intellectual property. We have also agreed not to encumber our intellectual property assets, except as permitted by the SVB Loan Agreement.

The SVB Loan Agreement also contains customary indemnification obligations and customary events of default, including, among other things, our failure to fulfill certain obligations under the SVB Loan Agreement and the occurrence of a material adverse change in our business, operations, or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the loan, or a material impairment in the perfection or priority of Lender’s lien in the collateral or in the value of such collateral. In the event of default by us under the SVB Loan Agreement, the Lender would be entitled to exercise their remedies thereunder, including the right to accelerate the debt, upon which we may be required to repay all amounts then outstanding under the SVB Loan Agreement. The conditional exercisable call option related to the event of default is considered to be an embedded derivative which is required to be bifurcated and accounted for as a separate financial instrument. In the periods presented, the value of the embedded derivative is not material, but could become material in future periods if an event of default became more probable than is currently estimated. As of December 31, 2020 and 2019, we were in compliance with all financial covenants under the SVB Loan Agreement and there had been no material adverse change.

The following table summarizes future minimum payments under the SVB Loan Agreement as of December 31, 2020, in thousands:

Year Ending December 31,
2021	$3,328
2022	3,160
2023	1,849
Total future minimum payments	8,337
Less: interest payments	(1,087)
Principal amount of long-term debt	7,250
Current portion of long-term debt	(3,000)
Long-term debt, net	$4,250

8. License Agreements

Janssen License Agreement

In December 2014, we entered into a license agreement with Janssen Pharmaceutica NV, or Janssen, which was amended in June 2016, under which we received certain intellectual property rights related to tipifarnib in all indications other than virology for a non-refundable $1.0 million upfront license fee and payments upon achievement of certain development and sales-based milestones. Tipifarnib is a clinical-stage compound and all ongoing development, regulatory and commercial work will be completed fully and at our sole expense. Under the license agreement, Janssen had a first right to negotiate for an exclusive license back from us to develop and commercialize tipifarnib on terms to be negotiated in good faith. Janssen could exercise this right of first negotiation during a 60-day period following delivery of clinical data as specified in the agreement. In June 2018, Janssen declined to exercise this first right to negotiate.

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

Future Milestone Payments under License Agreements

Collectively, all of our license agreements provide for specified development, regulatory and sales-based milestone payments up to a total of $80.2 million payable upon occurrence of each stated event, of which $0.5 million relates to the initiation of certain development activities, $28.9 million relates to the achievement of specified regulatory approvals for the first indication and up to $50.8 million relates to the achievement of specified levels of product sales. Additional payments will be due for each subsequent indication if specified regulatory approvals are achieved. As of December 31, 2020, we have paid milestone payments totaling $0.1 million under the above-mentioned license agreements. Furthermore, if all the programs are successfully commercialized, we will be required to pay tiered royalties on annual net product sales ranging from the low single digits to the low teens, depending on the volume of sales and the respective agreement.

9. Commitments and Contingencies

Operating Leases

We adopted ASC 842, Leases, on January 1, 2019. We had a sublease with a related party for office space in San Diego, California, or Sublease, and a lease for office space in Cambridge, Massachusetts, that existed before January 1, 2019 and were classified as operating leases. In March 2019, the Sublease was amended to extend the expiration date from October 31, 2019 to April 30, 2020 with the monthly rent increased from approximately $16,000 to approximately $24,000 effective November 1, 2019. In April 2020, the Sublease was amended to extend the expiration date from April 30, 2020 to June 30, 2020 with no change to the amount of monthly rent. The Sublease was terminated in June 2020. See Note 12, Related Party Transactions, for further details of the Sublease. The lease for office space in Cambridge, Massachusetts expired on July 31, 2020.

In January 2020, we entered into an office lease agreement for our corporate offices in San Diego, California. This agreement was originally scheduled to commence in May 2020 but was subsequently amended with an amended commencement date of August 1, 2020 and an extended lease expiration date of November 30, 2025. We refer to such office lease agreement, as amended, as the San Diego Lease. The San Diego Lease provides for a one-time option to extend for a period of five additional years. The monthly base rent is approximately $58,000 for the first year, with such amount increasing by 3.0% per year over the initial term. In addition, the San Diego Lease is subject to charges for common area maintenance and other costs. The San Diego Lease provides a four-month rent abatement period during the first year and approximately $1.0 million in reimbursements for allowable tenant improvements, which effectively reduce the total lease payments owed for the San Diego Lease. For accounting purposes, the lease commencement date was determined to be March 2020 when we had control of the office space. We recorded an operating lease right-of-use, or ROU, asset and operating lease liability of approximately $2.2 million on our balance sheet on the lease commencement date during the quarter ended March 31, 2020.

In March 2020, we entered into a lease agreement for office space in Boston, Massachusetts, or the Boston Lease, which commenced on April 1, 2020 and expires on July 31, 2024. The Boston Lease provides for a one-time option to extend the Boston Lease for a period of five additional years after the expiration of the initial lease term. Under the terms of the Boston Lease, monthly base rent is approximately $105,500 for the first year, subject to an annual fixed percentage increase of 2.0% on April 1st of each subsequent year. In addition, we are obligated to pay for common area maintenance and other costs. Under the terms of the Boston Lease, we are required to maintain a standby letter of credit of approximately $0.2 million during the term of the lease. We recorded an operating lease ROU asset and operating lease liability of approximately $5.1 million on our balance sheet on the lease commencement date during the quarter ended June 30, 2020.

In May 2020, we entered into a two-year sublease for certain designated lab space in San Diego, California, which commenced on June 9, 2020. Under the terms of the sublease, the monthly base rent is approximately $12,500 for the first year, subject to an annual fixed percentage increase of 5.0% in June of the following year. We are not obligated to pay for common area maintenance and other costs. We recorded an operating lease ROU asset and operating lease liability of approximately $0.3 million on our balance sheet on the lease commencement date during the quarter ended June 30, 2020.

Maturities of our lease liabilities as of December 31, 2020 are as follows, in thousands:

Year Ending December 31,
2021	$2,141
2022	2,098
2023	2,080
2024	1,558
2025	722
Total lease payments	8,599
Less: imputed interest	(872)
Total operating lease liabilities	$7,727

As of December 31, 2020 and 2019, total operating lease ROU assets were $6.3 million and $0.2 million, respectively. As of December 31, 2020, total operating lease liabilities were $7.7 million, of which $5.6 million were recorded as long-term lease liabilities. As of December 31, 2019, we had total operating lease liabilities of approximately $0.3 million which matured during the year ended December 31, 2020. As of December 31, 2020 and 2019, the weighted-average discount rate was 5.5% and 6.5%, respectively, and the weighted-average remaining lease term was 4.1 years and 0.5 years, respectively.

Total cash paid for amounts included in the measurement of operating lease liabilities, net of tenant improvement reimbursements, was $0.3 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively. Operating lease ROU assets obtained in exchange for operating lease liabilities were $7.5 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively.

Total operating lease expense was approximately $1.7 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively. We have entered into short-term operating leases that are not recorded on the balance sheet as of December 31, 2020. Total rent expense for the years ended December 31, 2020, 2019 and 2018 was approximately $2.0 million, $0.6 million and $0.5 million, respectively.

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

10. Stockholders’ Equity

In December 2020, we completed a public offering in which we sold an aggregate of 9,326,500 shares of common stock at a price of $37.00 per share. Net proceeds from the public offering, after deducting underwriting discounts, commissions and offering expenses, were approximately $324.1 million.

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

11. Share-Based Compensation

Equity Incentive Plan

In March 2015, our board of directors adopted our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, which provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation to our employees, consultants and members of our board of directors. The number of shares of our common stock available for future grant under the 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2021, an automatic increase pursuant to the 2014 Plan occurred, resulting in 2,647,764 additional shares of common stock available for future grants under the 2014 Plan. We issue shares of common stock upon the exercise of options with the source of those shares of common stock being newly issued shares.

As of December 31, 2020, 12,234,481 shares of common stock had been reserved for issuance under the 2014 Plan. As of December 31, 2020, 692,894 shares of common stock were available for future grants of equity awards under the 2014 Plan.

Stock Options

The exercise price of all stock options granted was equal to no less than the estimated fair market value of such stock on the date of grant. Stock options generally vest over a three to four-year period. The maximum contractual term for all stock options is ten years. The following is a summary of stock option activity for the year ended December 31, 2020, in thousands (except per share and years data):

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	4,080	$13.98
Granted	2,549	$15.47
Exercised	(982)	$9.94
Canceled	(626)	$15.18
Outstanding at December 31, 2020	5,021	$15.37	8.3	$87,172
Vested and expected to vest at December 31, 2020	5,021	$15.37	8.3	$87,172
Exercisable at December 31, 2020	1,848	$13.73	7.1	$34,979

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at December 31, 2020 of $32.66 per share and the exercise price of stock options that had strike prices below the closing price.

The following summarizes certain information regarding stock options, in thousands:

	Years Ended December 31,
	2020	2019	2018
Cash received from options exercised during the period	$9,766	$2,562	$1,035
Intrinsic value of options exercised during the period	$13,348	$4,311	$1,822

The assumptions used to estimate the fair value of stock options granted to employees using the Black-Scholes model were as follows:

	Years Ended December 31,
	2020	2019	2018
Weighted-average grant date fair value per share	$10.15	$10.93	$12.95
Expected volatility	74.4% — 76.1%	73.1% — 77.2%	76.5% — 79.4%
Expected term (in years)	5.50 — 6.08	5.50 — 6.08	5.50 — 6.08
Risk-free interest rate	0.4% — 2.0%	2.1% — 2.8%	2.1% — 2.8%
Expected dividend yield	—	—	—

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

As of December 31, 2020, unrecognized estimated compensation expense related to stock options was $30.9 million, which is expected to be recognized over the weighted-average remaining requisite service period of approximately 2.7 years.

Restricted Stock Awards

Restricted stock awards are granted at a price equal to the estimated fair market value on the date of grant. The restricted stock awards generally vest over four years from the original vesting date, with certain grants subject to one-year cliff vesting. The vesting provisions of individual awards may vary as approved by our board of directors. In connection with the issuance of restricted common stock, we maintained a repurchase right where shares of restricted common stock were released from such repurchase right over a period of time of continued service by the recipient. The repurchase price for unvested stock awards was the lower of (i) the fair market value of the shares of common stock on the date of repurchase or (ii) their original purchase price. As of December 31, 2020, there were no shares of common stock subject to repurchase.

No restricted stock awards were granted during the years ended December 31, 2020 and 2019. All previously issued restricted stock awards were fully vested as of December 31, 2018. The total fair value of restricted stock awards vested during the year ended December 31, 2018 was approximately $14.8 million.

Employee Stock Purchase Plan

In March 2015, our board of directors adopted the 2015 Employee Stock Purchase Plan, or ESPP. The ESPP permits eligible employees to purchase our common stock at a discount through payroll deductions during defined offering periods. Eligible employees may elect to withhold up to 15% of their base earnings to purchase shares of our common stock at a price equal to 85% of the fair market value on the first day of the offering period or the purchase date, whichever is lower. Successive six-month offering periods under the ESPP began on May 21, 2018. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares of common stock, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2020, our board of directors elected not to increase the total number of shares of our common stock reserved for issuance under the ESPP in 2021.

For the years ended December 31, 2020, 2019 and 2018, cash received from the exercise of purchase rights was approximately $0.5 million, $0.4 million and $0.1 million, respectively. As of December 31, 2020, we have issued 75,654 shares of common stock under the ESPP. As of December 31, 2020, 163,051 shares of common stock are reserved for future issuance under the ESPP.

The assumptions used to estimate the fair value of ESPP stock purchase rights using the Black-Scholes model were as follows:

	Years Ended December 31,
	2020	2019	2018
Weighted-average grant date fair value per share	$8.59	$4.44	$3.87
Weighted-average exercise price per share	$13.35	$11.01	$10.15
Expected volatility	55.3% — 91.9%	43.9% — 54.2%	53.8% — 54.4%
Expected term (in years)	0.50	0.50	0.50
Risk free interest rate	0.1% — 0.9%	1.9% — 2.5%	1.8% — 2.3%
Expected dividend yield	—	—	—

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

Total share-based compensation expense was comprised of the following, in thousands:

	Years Ended December 31,
	2020	2019	2018
Research and development	$3,960	$3,427	$4,623
General and administrative	8,847	5,982	4,031
Total share-based compensation expense	$12,807	$9,409	$8,654

Stock options	$12,561	$9,265	$5,889
Employee Stock Purchase Plan	246	144	43
Restricted stock awards	—	—	2,722
Total share-based compensation expense	$12,807	$9,409	$8,654

For the year ended December 31, 2018, we recorded approximately $0.1 million and $2.6 million of share-based compensation expense related to restricted stock awards granted to employees and nonemployees, respectively.

12. Related Party Transactions

Our president and chief executive officer is also the sole managing member and a significant stockholder of Araxes Pharma LLC, or Araxes. The following is a summary of transactions with Araxes for the years ended December 31, 2020, 2019 and 2018:

•	Facility Sublease

We subleased office space in San Diego, California from Araxes pursuant to the Sublease. The Sublease commenced in June 2017 and would have expired on October 31, 2019. In March 2019, the Sublease was amended to extend until April 30, 2020, and the monthly rent increased to approximately $24,000 per month effective November 1, 2019, corresponding to the increase in Araxes’ monthly rent. In April 2020, the Sublease was amended to extend the expiration date to June 30, 2020 with no change to the amount of monthly rent. The Sublease was terminated in June 2020. Rent expense, including operating costs, related to the Sublease and the new Sublease, as applicable, for the years ended December 31, 2020, 2019 and 2018 was approximately $0.2 million, $0.4 million and $0.3 million, respectively.

•	Management Fees

We have a management services agreement with Araxes pursuant to which Araxes pays us monthly fees for management services calculated based on costs incurred by us in the provision of services to Araxes, plus a reasonable mark-up. For the years ended December 31, 2020, 2019 and 2018, we recorded approximately $0.1 million, $0.2 million and $0.7 million, respectively, of management fee income. In addition, the agreement allows for Araxes to reimburse us an amount equal to the number of full-time equivalents, or FTE, performing research and development services for Araxes, at an annual FTE rate of approximately $382,000, plus actual expenses as reasonably incurred. The initial term of this agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renewed automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the year ended December 31, 2020, we did not record any reimbursements for research and development expenses provided to Araxes. During the years ended December 31, 2019 and 2018, we recorded reimbursements of approximately $0.1 million and $0.2 million, respectively, for research and development services provided to Araxes, which was recorded as a reduction to research and development expenses on the statements of operations and comprehensive loss.

•	Services Agreements

We have a services agreement with Wellspring Biosciences, Inc., or Wellspring, a wholly-owned subsidiary of Araxes, pursuant to which we pay Wellspring for research and development services provided to us in an amount equal to the number of FTE’s performing the services, at an annual FTE rate of $400,000, plus actual expenses as reasonably incurred. The initial term of this services agreement expired on December 31, 2015 but, pursuant to the terms of the agreement, renews automatically for additional consecutive one-year periods. The agreement may be terminated by either party with a notice of at least 30 days prior to the expiration of the then-renewal term. For the years ended December 31, 2020, 2019 and

2018, we recognized approximately $0.1 million, $0.2 million and $1.0 million, respectively, from research and development services provided to us under this agreement as research and development expense on the statements of operations and comprehensive loss.

We had a services agreement with ALG Partners, Inc., or ALG Partners, a recruiting and temporary staffing agency. Our chief operating officer is an immediate family member of the president of ALG Partners. For the years ended December 31, 2020 and 2019, expenses recognized as related party transactions with ALG Partners were approximately $0.1 million in both years. There were no related party expenses with ALG Partners for the year ended December 31, 2018.

•	Araxes Asset Purchase Agreement

In December 2014, we entered into an asset purchase agreement with Araxes which was amended and restated in February 2015, under which we purchased certain early-stage patent rights related to compounds in the field of oncology for a purchase price of $0.5 million payable under a convertible promissory note. All ongoing development, regulatory and commercial work will be completed fully and at our sole expense. The agreement allows for contingent milestone payments of $9.7 million throughout development and commercialization of the asset, of which $1.2 million relates to the initiation of certain development activities, and $8.5 million relates to the submission of certain regulatory filings and receipt of certain regulatory approvals. To date, we have paid Araxes $0.3 million in milestone payments. Additional payments will be due for each subsequent indication if specified regulatory approvals are achieved. Furthermore, if the program is successfully commercialized, we will be required to pay tiered royalties on annual net product sales ranging in the low single digits, depending on the volume of sales. All milestone payments under the agreement will be recognized upon completion of the required events because the triggering events will not be considered to be probable until they are achieved. There were no milestone payments to Araxes during the years ended December 31, 2020, 2019 and 2018. Additionally, during the year ended December 31, 2020, we announced the termination of our KO-947 ERK inhibitor program.

13. Employee Benefit Plan

We have a defined contribution 401(k) plan for all employees. Under the terms of the plan, employees may make voluntary contributions as a percentage or defined amount of compensation. We provide a safe harbor contribution of 3.0% of the employee’s compensation, not to exceed eligible limits. For the years ended December 31, 2020, 2019 and 2018, we incurred approximately $0.6 million, $0.3 million and $0.2 million, respectively, in expenses related to the safe harbor contribution.

14. Income Taxes

For the years ended December 31, 2020, 2019 and 2018, we did not record a provision for income taxes due to a full valuation against our deferred taxes.

Our effective income tax rate differs from the statutory federal rate of 21% for the years ended December 31, 2020, 2019 and 2018, due to the following, in thousands:

	Years Ended December 31,
	2020	2019	2018
Income taxes at statutory federal rate	$(18,821)	$(13,259)	$(12,694)
State income tax, net of federal benefit	(7,684)	(4,810)	(4,447)
Research and development tax credits	(3,169)	(1,664)	(1,469)
Share-based compensation	(304)	708	870
Other	(120)	199	(8)
Valuation allowance	30,098	18,826	17,748
Income tax expense	$—	$—	$—

Significant components of our deferred tax assets and liabilities are shown below, in thousands:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$79,230	$53,590
Research and development tax credit carryforwards	7,944	4,748
Share-based compensation	2,638	2,134
Operating lease liabilities	2,278	73
Accruals	1,915	1,353
Other	641	692
Total gross deferred tax assets	94,646	62,590
Less valuation allowance	(92,523)	(62,425)
Net deferred tax assets	2,123	165
Deferred tax liabilities:
Operating lease right-of-use assets	(1,868)	(68)
Other	(255)	(97)
Total gross deferred tax liabilities	(2,123)	(165)
Net deferred tax assets	$—	$—

As of December 31, 2020, we had federal net operating loss, or NOL, carryforwards of $271.4 million, of which $196.0 million can be carried forward indefinitely. The remaining federal net operating loss carryforwards of $75.4 million will begin to expire in 2034, unless previously utilized. In addition, as of December 31, 2020, we had state loss carryforwards of $324.0 million, of which $323.5 million will begin to expire in 2034 and $0.5 million will begin to expire in 2030, unless previously utilized. We also have federal and state research and development credit carryforwards of $8.0 million and $3.3 million, respectively, as of December 31, 2020. The federal research and development credits will begin to expire in 2034, unless previously utilized. Of the state research and development credits, $2.0 million will carryforward indefinitely and $1.3 million will begin to expire in 2031, unless previously utilized.

We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our tax years since inception are subject to examination by the federal and state jurisdictions due to the carryforward of unutilized net operating losses and research and development credits. We have not been, nor are we currently, under examination by the federal or any state tax authority.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Based on the weight of the evidence, including our limited existence and losses since inception, management has determined that it is more likely than not that the deferred tax assets will not be realized and therefore has recorded a full valuation allowance against the deferred taxes. The valuation allowance at December 31, 2020 of $92.5 million reflects an increase of $30.1 million from December 31, 2019.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, or IRC, annual use of our NOL or research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We previously completed a study to assess whether an ownership change, as defined by IRC Section 382, had occurred from our formation through March 31, 2016. Based upon this study, we determined that an ownership change occurred but concluded the annual utilization limitation would be sufficient to utilize our pre-ownership change NOLs and research and development credits prior to expiration. We completed additional studies and concluded no further ownership changes occurred through December 31, 2018. We have not completed a study for 2020 or 2019, however, we do not expect any material limitations to the utilization of NOLs or research and development credits. Future ownership changes may limit our ability to utilize remaining tax attributes. Any carryforwards that will expire prior to utilization as a result of such additional limitations will be removed from deferred tax assets, with a corresponding reduction of the valuation allowance.

In accordance with authoritative guidance, the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table summarizes the activity related to our unrecognized tax benefits, in thousands:

	December 31,
	2020	2019	2018
Gross unrecognized tax benefits at the beginning of the year	$1,741	$1,063	$615
Increases related to prior year tax positions	—	—	—
Increases from tax positions taken in the current year	1,237	678	448
Gross unrecognized tax benefits at the end of the year	$2,978	$1,741	$1,063

Our practice is to recognize interest and penalties related to income tax matters in income tax expense. There was no accrued interest or penalties included in the balance sheets as of December 31, 2020 and 2019, and we have not recognized interest and penalties in the statements of operations and comprehensive loss for the years ended December 31, 2020, 2019 or 2018.

We do not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.