Form 10-Q
period 2021-03-31
Kura Oncology, Inc.
filed 2021-05-06
CIK 1422143

say

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of the close of business on May 3, 2021, the registrant had 66,273,680 shares of Common Stock ($0.0001 par value) outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$110,835	$325,493
Short-term investments	493,038	307,827
Prepaid expenses and other current assets	6,832	3,972
Total current assets	610,705	637,292
Property and equipment, net	2,069	2,021
Restricted cash	210	210
Operating lease right-of-use assets	5,949	6,334
Other long-term assets	1,330	1,355
Total assets	$620,263	$647,212

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$22,139	$23,024
Current portion of long-term debt	3,000	3,000
Total current liabilities	25,139	26,024
Long-term debt	3,500	4,250
Long-term operating lease liabilities	5,196	5,638
Other long-term liabilities	441	395
Total liabilities	34,276	36,307
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 66,263 and 66,194 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	919,258	913,354
Accumulated other comprehensive income (loss)	(82)	46
Accumulated deficit	(333,196)	(302,502)
Total stockholders' equity	585,987	610,905
Total liabilities and stockholders' equity	$620,263	$647,212

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Expenses:
Research and development (includes related party amounts of nil and $132 for the three months ended March 31, 2021 and 2020, respectively)	$20,324	$12,575
General and administrative (includes related party amounts of nil and $111 for the three months ended March 31, 2021 and 2020, respectively)	10,572	7,625
Total operating expenses	30,896	20,200
Other Income (Expense):
Management fee income, related party	8	15
Interest income, net	302	1,119
Interest expense	(108)	(144)
Total other income	202	990
Net Loss	$(30,694)	$(19,210)

Net loss per share, basic and diluted	$(0.46)	$(0.42)
Weighted average number of shares used in computing net loss per share, basic and diluted	66,218	45,411

Comprehensive Loss:
Net loss	$(30,694)	$(19,210)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities and foreign currency	(128)	230
Comprehensive Loss	$(30,822)	$(18,980)

 See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	66,194	$7	$913,354	$46	$(302,502)	$610,905
Share-based compensation expense	—	—	5,075	—	—	5,075
Issuance of common stock from exercise of options	69	—	829	—	—	829
Other comprehensive loss	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(30,694)	(30,694)
Balance at March 31, 2021	66,263	$7	$919,258	$(82)	$(333,196)	$585,987

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	45,384	$5	$431,322	$331	$(212,877)	$218,781
Share-based compensation expense	—	—	3,153	—	—	3,153
Issuance of common stock from exercise of options	46	—	247	—	—	247
Other comprehensive income	—	—	—	230	—	230
Net loss	—	—	—	—	(19,210)	(19,210)
Balance at March 31, 2020	45,430	$5	$434,722	$561	$(232,087)	$203,201

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net loss	$(30,694)	$(19,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	5,075	3,153
Depreciation expense	108	—
Amortization of premium and accretion of discounts on marketable securities, net	850	(110)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,860)	(1,483)
Other long-term assets	410	160
Accounts payable and accrued expenses	(1,452)	(2,391)
Other long-term liabilities	46	59
Net cash used in operating activities	(28,517)	(19,822)

Investing Activities
Purchases of marketable securities	(223,158)	(11,274)
Maturities of marketable securities	36,969	39,246
Purchases of property and equipment	(31)	(511)
Net cash (used in) provided by investing activities	(186,220)	27,461

Financing Activities
Proceeds from exercise of stock options	829	247
Repayment of long-term debt	(750)	—
Net cash provided by financing activities	79	247
Net (decrease) increase in cash, cash equivalents and restricted cash	(214,658)	7,886
Cash, cash equivalents and restricted cash at beginning of period	325,703	26,135
Cash, cash equivalents and restricted cash at end of period	$111,045	$34,021

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

References in these Notes to Unaudited Condensed Financial Statements to the “Company,” “we,” “our” or “us,” refer to Kura Oncology, Inc.

Basis of Presentation

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission on February 24, 2021, from which we derived our balance sheet as of December 31, 2020. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Restricted Cash

Under the terms of an office lease entered into in March 2020, we are required to maintain a standby letter of credit during the term of the lease. As of March 31, 2021, restricted cash of $0.2 million was pledged as collateral for the letter of credit.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed balance sheets that sum to the total of the amounts shown in the unaudited condensed statements of cash flows, in thousands:

	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
Cash and cash equivalents	$110,835	$325,493	$33,811	$26,135
Restricted cash	210	210	210	—
Total	$111,045	$325,703	$34,021	$26,135

Allowance for Credit Losses

For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale debt securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the severity of the impairment, any changes in interest rates, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive income (loss) on the unaudited condensed statements of operations and comprehensive loss.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period determined using the treasury-stock method. Common stock equivalents outstanding are comprised of stock options, restricted stock units, a warrant and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Because of our net loss for the three months ended March 31, 2021 and 2020, outstanding common stock equivalents totaling approximately 6,834,000 and 5,368,000, respectively, were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive.

3. Investments

We invest in available-for-sale securities consisting of money market funds, commercial paper, corporate debt securities and U.S. Treasury securities. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments on our unaudited condensed balance sheets.

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		March 31, 2021
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$105,195	$—	$—	$105,195

Short-term investments:
Commercial paper	1 or less	169,353	—	—	169,353
Corporate debt securities	2 or less	163,162	12	(142)	163,032
U.S. Treasury securities	2 or less	160,607	46	—	160,653
Total short-term investments		493,122	58	(142)	493,038
Total		$598,317	$58	$(142)	$598,233

		December 31, 2020
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$311,239	$—	$—	$311,239
Commercial paper	1 or less	5,998	—	—	5,998
Total cash equivalents		317,237	—	—	317,237

Short-term investments:
Commercial paper	1 or less	106,350	—	—	106,350
Corporate debt securities	2 or less	113,020	36	(36)	113,020
U.S. Treasury securities	1 or less	88,409	50	(2)	88,457
Total short-term investments		307,779	86	(38)	307,827
Total		$625,016	$86	$(38)	$625,064

Short-term investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of March 31, 2021 and December 31, 2020, short-term investments of $310.2 million and $242.6 million, respectively, had maturities less than one year, and short-term investments of $182.8 million and $65.2 million, respectively, had maturities between one to two years. Realized gains and losses were de minimis for the three months ended March 31, 2021 and 2020.

As of March 31, 2021, 16 available-for-sale debt securities with a fair market value of $149.5 million were in gross unrealized loss positions, none of which were in such position for greater than 12 months. We do not intend to sell these available-for-sale debt securities, and it is not more likely than not that we will be required to sell these securities prior to recovery of their amortized cost basis. Based on our review of these available-for-sale debt securities, none of the unrealized losses is the result of a credit loss. As such, we have no allowance for credit losses as of March 31, 2021 and December 31, 2020. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss).

4. Fair Value Measurements

As of March 31, 2021 and December 31, 2020, we had cash equivalents and short-term investments measured at fair value on a recurring basis.

Available-for-sale marketable securities consist of U.S. Treasury securities, which are measured at fair value using Level 1 inputs, and commercial paper and corporate debt securities which are measured at fair value using Level 2 inputs. We determine the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. We validate the fair values of Level 2 financial instruments by comparing these fair values to a third-party pricing source.

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	March 31, 2021
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$105,195	$105,195	$—

Short-term investments:
Commercial paper	169,353	—	169,353
Corporate debt securities	163,032	—	163,032
U.S. Treasury securities	160,653	160,653	—
Total short-term investments	493,038	160,653	332,385
Total	$598,233	$265,848	$332,385

	December 31, 2020
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$311,239	$311,239	$—
Commercial paper	5,998	—	5,998
Total cash equivalents	317,237	311,239	5,998

Short-term investments:
Commercial paper	106,350	—	106,350
Corporate debt securities	113,020	—	113,020
U.S. Treasury securities	88,457	88,457	—
Total short-term investments	307,827	88,457	219,370
Total	$625,064	$399,696	$225,368

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy.

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	March 31, 2021	December 31, 2020
Leasehold improvements	$1,278	$1,169
Furniture and fixtures	909	862
Computer software and equipment and laboratory equipment	276	276
Property and equipment, gross	2,463	2,307
Less: accumulated depreciation	(394)	(286)
Property and equipment, net	$2,069	$2,021

Accounts payable and accrued expenses consisted of the following, in thousands:

	March 31, 2021	December 31, 2020
Accounts payable	$958	$2,753
Accrued clinical trial research and development expenses	6,789	4,080
Accrued other research and development expenses	6,661	5,581
Accrued compensation and benefits	3,858	7,016
Operating lease liability, current portion	2,102	2,089
Other accrued expenses	1,771	1,505
Total accounts payable and accrued expenses	$22,139	$23,024

6. Leases

In January 2020, we entered into an office lease agreement for our corporate offices in San Diego, California. This agreement was originally scheduled to commence in May 2020 but was subsequently amended with an amended commencement date of August 1, 2020 and an extended lease expiration date of November 30, 2025. We refer to such office lease agreement, as amended, as the San Diego Lease. The San Diego Lease provides for a one-time option to extend for a period of five additional years. The monthly base rent is approximately $58,000 for the first year, with such amount increasing by 3.0% per year over the initial term. In addition, the San Diego Lease is subject to charges for common area maintenance and other costs. The San Diego Lease provides a four-month rent abatement period during the first year and approximately $1.0 million in reimbursements for allowable tenant improvements, which effectively reduce the total lease payments owed for the San Diego Lease. For accounting purposes, the lease commencement date was determined to be March 2020 when we had control of the office space. We recorded an operating lease right-of-use, or ROU, asset and operating lease liability of approximately $2.2 million on our unaudited condensed balance sheet on the lease commencement date during the quarter ended March 31, 2020.

 In March 2020, we entered into a lease agreement for office space in Boston, Massachusetts, or the Boston Lease, which commenced on April 1, 2020 and expires on July 31, 2024. The Boston Lease provides for a one-time option to extend the Boston Lease for a period of five additional years after the expiration of the initial lease term. Under the terms of the Boston Lease, monthly base rent was approximately $105,500 for the first year, subject to an annual fixed percentage increase of 2.0% on April 1st of each year. In addition, we are obligated to pay for common area maintenance and other costs. Under the terms of the Boston Lease, we are required to maintain a standby letter of credit of approximately $0.2 million during the term of the lease. We recorded an operating lease ROU asset and operating lease liability of approximately $5.1 million on our unaudited condensed balance sheet on the lease commencement date during the quarter ended June 30, 2020.

In May 2020, we entered into a two-year sublease for certain designated lab space in San Diego, California, which commenced on June 9, 2020. Under the terms of the sublease, the monthly base rent is approximately $12,500 for the first year, subject to an annual fixed percentage increase of 5.0% in June of the following year. We are not obligated to pay for common area maintenance and other costs. We recorded an operating lease ROU asset and operating lease liability of approximately $0.3 million on our unaudited condensed balance sheet on the lease commencement date during the quarter ended June 30, 2020.

Maturities of lease liabilities as of March 31, 2021 are as follows, in thousands:

Year Ending December 31,
2021 (remaining)	$1,614
2022	2,098
2023	2,080
2024	1,558
2025	722
Total lease payments	8,072
Less: imputed interest	(774)
Total operating lease liabilities	$7,298

As of March 31, 2021 and December 31, 2020, total operating lease ROU assets were $5.9 million and $6.3 million, respectively. As of March 31, 2021, total operating lease liabilities were $7.3 million, of which $5.2 million were recorded as long-term lease liabilities. As of December 31, 2020, total operating lease liabilities were $7.7 million, of which $5.6 million were recorded as long-term lease liabilities. As of March 31, 2021 and December 31, 2020, the weighted-average discount rate was 5.5%, and the weighted-average remaining lease term was 3.8 years and 4.1 years, respectively.

Total cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. There were no ROU assets obtained in exchange for operating lease liabilities for the three months ended March 31, 2021. ROU assets obtained in exchange for operating lease liabilities were $2.2 million for the three months ended March 31, 2020.

Total operating lease expense was approximately $0.5 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. We have also entered into short-term operating leases that are not recorded on the unaudited condensed balance sheets. Total rent expense for the three months ended March 31, 2021 and 2020 was approximately $0.5 million and $0.3 million, respectively.

7. Share-Based Compensation

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended March 31,
	2021	2020
Research and development	$1,371	$1,170
General and administrative	3,704	1,983
Total share-based compensation expense	$5,075	$3,153

During the three months ended March 31, 2021, we began issuing restricted stock units, or RSUs. As of March 31, 2021, unrecognized estimated compensation expense related to stock options and RSUs was approximately $61.4 million and $5.7 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.9 years and 3.8 years, respectively.

8. Related Party Transactions

Our president and chief executive officer is also the sole managing member and a significant stockholder of Araxes Pharma LLC, or Araxes. We have a management services agreement with Araxes pursuant to which Araxes pays us monthly fees for management services calculated based on costs incurred by us in the provision of services to Araxes, plus a reasonable mark-up. For the three months ended March 31, 2021 and 2020, we recorded $8,000 and $15,000, respectively, in management fee income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and notes thereto as of and for the fiscal year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission, or SEC, on February, 24, 2021.

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

On February 24, 2021, we announced that tipifarnib has been granted Breakthrough Therapy Designation from the FDA for the treatment of patients with recurrent or metastatic HRAS mutant head and neck squamous cell carcinoma with variant allele frequency ≥ 20% after disease progression on platinum-based chemotherapy.  The Breakthrough Therapy Designation is based upon data from our Phase 2 RUN-HN trial, which has been accepted for publication in an upcoming issue of the Journal of Clinical Oncology, or JCO, and was published online by JCO ahead of print on March 22, 2021.

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

On May 6, 2021, we reported that KO-539 continues to demonstrate a wide therapeutic window and compelling single-agent activity in an all-comer population of the KOMET-001 trial and that we have amended the trial protocol to include two Phase 1b expansion cohorts at doses that have already cleared the safety threshold in dose escalation. Both cohorts will be enriched with NPM1-mutant and KMT2A-rearranged relapsed/refractory AML patients. We expect to enroll at least 12 patients in each of the Phase 1b expansion cohorts and assess those patients for safety and tolerability, pharmacokinetics and pharmacodynamics and efficacy in order to determine the recommended Phase 2 dose. In addition, the amended Phase 1b protocol gives us flexibility to enroll up to 18 additional patients per cohort, as appropriate. We believe the patients enrolled in the cohort selected as the recommended Phase 2 dose have the potential to be included in the subsequent, registration-directed portion of the KOMET-001 trial. Patient enrollment in the genetically enriched Phase 1b expansion cohorts is expected to begin at existing and new clinical sites in mid-2021.

Liquidity Overview

As of March 31, 2021, we had cash, cash equivalents and short-term investments of $603.9 million. We have an at-the-market issuance sales agreement with SVB Leerink LLC and Stifel, Nicolaus & Company, Incorporated, or ATM facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million. We have not yet sold any shares of our common stock under the ATM facility. To date, we have not generated any revenues from product sales, and we do not have any approved products. Since our inception, we have funded our operations primarily through equity and debt financings. We anticipate that we will require significant additional financing in the future to continue to fund our operations as discussed more fully below under the heading “Liquidity and Capital Resources.”

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of March 31, 2021, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table sets forth our results of operations for the periods presented, in thousands:

	Three Months Ended March 31,
	2021	2020	Change
Research and development expenses	$20,324	$12,575	$7,749
General and administrative expenses	10,572	7,625	2,947
Other income, net	202	990	(788)

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended March 31,
	2021	2020	Change
Tipifarnib-related costs	$10,177	$5,793	$4,384
KO-539-related costs	2,661	888	1,773
KO-947-related costs	108	769	(661)
Discovery stage programs	770	399	371
Personnel costs and other expenses	5,237	3,556	1,681
Share-based compensation expense	1,371	1,170	201
Total research and development expenses	$20,324	$12,575	$7,749

The increase in tipifarnib-related research and development expenses for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to increases in companion diagnostics development activities, subject screening costs and other clinical costs related to our registration-directed trial of tipifarnib. The increase in KO-539-related research and development expenses for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to increases in costs related to our Phase 1/2 clinical trial of KO-539 which was initiated in September 2019 and manufacturing development activities. The decrease in KO-947-related costs for the three months ended March 31, 2021 compared to the same period in 2020 was due to the termination of the ERK inhibitor program in May 2020. The increase in discovery stage programs for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to increased research activities for new programs. The increase in personnel costs and other expenses for the three months ended March 31, 2021 compared to the same period in 2020 was to support our registration-directed clinical trial of tipifarnib and the Phase 1/2 clinical trial of KO-539. Personnel costs and other expenses include employee salaries and related expenses, facilities expense and overhead expenses. We expect our research and development expenses to increase in future periods as we continue clinical development activities for tipifarnib and KO-539.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to increases of $1.7 million in non-cash share-based compensation expense and $1.6 million in personnel costs, offset by a decrease of $0.4 million in pre-commercial planning expenses. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Other income, net. The decrease in other income, net, for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to a decrease in interest income.

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

In November 2018, we entered into a loan and security agreement with Silicon Valley Bank, or the SVB Loan Agreement, providing for up to $20.0 million in a series of term loans. Upon entering into the SVB Loan Agreement, we borrowed $7.5 million, or the Term Loan, the proceeds of which, in part, were used to pay off the outstanding balance of the debt under the loan and security agreement with Oxford Finance LLC and Silicon Valley Bank dated April 27, 2016, as amended in May 2017 and October 2017, or the SVB-Oxford Term Loan. Net proceeds from the Term Loan, after payoff of the SVB-Oxford Term Loan, were approximately $0.6 million. The Term Loan is due on the scheduled maturity date of May 1, 2023, or Maturity Date. Repayment of the Term Loan was interest only through November 30, 2020, followed by 30 equal monthly payments of principal plus accrued interest which commenced on December 1, 2020. The per annum interest rate for the Term Loan is the greater of (i) 5.50% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal plus (b) 0.25%. In addition, a final payment of 7.75% of the amount of the Term Loan drawn will be due on the earlier of the Maturity Date, acceleration or prepayment of the Term Loan. If we elect to prepay the Term Loan, a prepayment fee equal to 1% of the then outstanding principal balance also will be due.

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

We have incurred operating losses and negative cash flows from operating activities since inception. As of March 31, 2021, we had an accumulated deficit of $333.2 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of March 31, 2021, we had cash, cash equivalents and short-term investments of $603.9 million. Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2024. Our future capital requirements will depend on many factors, including:

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

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Three Months Ended March 31,
	2021	2020	Change
Net cash used in operating activities	$(28,517)	$(19,822)	$(8,695)
Net cash (used in) provided by investing activities	(186,220)	27,461	(213,681)
Net cash provided by financing activities	79	247	(168)

Operating Activities. The increase in net cash used in operating activities for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to the increase of $11.5 million in net loss and $1.4 million in changes in prepaid expenses and other current assets, partially offset by increases of $1.9 million in non-cash share-based compensation expense, $1.0 million in amortization of premiums and accretion of discounts on marketable securities, net and $0.9 million in changes in accounts payable and accrued expenses.

Investing Activities. The increase in net cash used in investing activities for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to an increase of $211.9 million in purchases of marketable securities and a decrease of $2.3 million in maturities of marketable securities, offset by a decrease of $0.5 million in purchases of property and equipment.

Financing Activities. The decrease in net cash provided by financing activities for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to an increase of $0.8 million in the repayment of long-term debt, offset by an increase of $0.6 million in proceeds from exercises of stock options.

Contractual Obligations

There were no material changes in contractual obligations from the amounts disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Management Estimates,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in money market funds, corporate debt securities, U.S. Treasury securities and commercial paper. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the unaudited condensed statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on March 31, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

We are also subject to interest expense fluctuations through our Term Loan which, as of March 31, 2021, bears interest at a rate equal to the greater of (i) 5.50% and (ii) the sum of (a) the prime rate reported in The Wall Street Journal plus (b) 0.25% and are therefore exposed to changes in interest rates through its maturity date of May 2023. If a 10% change in interest rates were to have occurred on March 31, 2021, this change would not have had a material effect on our interest expense as of that date.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information included or incorporated by reference in this Quarterly Report and in our other public filings, you should carefully consider the risks described below in evaluating our company. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 24, 2021.

Risk Factor Summary

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

We may experience delays in our clinical trials and we do not know whether ongoing or planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. If the FDA or comparable foreign regulatory authorities, or IRBs have comments on our study plans for our clinical trials of tipifarnib, KO-539 or any of our other product candidates, that we are required to address, such studies may be delayed, or may not start at all. Clinical trials may be delayed, suspended or prematurely terminated at any time by us or by the FDA or other similar regulatory agency if it is determined at any time that patients may be or are being exposed to unacceptable health risks, including risk of death, or if compounds are not manufactured in compliance with current good manufacturing practice, or cGMP, regulations or with acceptable quality. There can be no assurance that the FDA or other similar regulatory agency will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

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

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, successfully developing companion diagnostics, obtaining marketing approval from the FDA and other global regulatory authorities for these product candidates, and the manufacturing, marketing and selling of these products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or even sufficient to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

As the composition of matter patents covering tipifarnib expired in the United States and in countries in Europe in 2016 and we have only a limited number of issued U.S. and foreign patents directed to our potential tipifarnib indications, our commercial strategy for tipifarnib relies on obtaining method of use and method of treatment patents, including those directed to specific indications and biomarkers, other patents related to tipifarnib, method of treatment patents related to farnesyl transferase inhibitors including tipifarnib, and on non-patent regulatory exclusivity. In the United States, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon FDA approval of an NDA for new chemical entity, or NCE, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any abbreviated new drug application seeking approval of a generic version of that drug or any Section 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that the FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. EB Pharma, a subsidiary of Eiger BioPharmaceuticals, has licensed rights from Janssen to develop tipifarnib in virology indications. If EB Pharma obtains regulatory approval for tipifarnib in a virology indication before we obtain regulatory approval in one of our oncology or other non-virology indications, the five-year exclusivity period would commence on the date upon which EB Pharma obtains regulatory approval, and as a result, the period of regulatory exclusivity to which we may be entitled may be reduced or eliminated and the commercial prospects for tipifarnib could be harmed as a result.

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

•

the Health Insurance Portability and Accountability Act, or HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

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

•

the federal Physician Payments Sunshine Act which requires applicable manufacturers of certain drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as certain manufacturers and group purchasing organizations to report annually ownership and investment interests held by physicians or their immediate family. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives;

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. Certain changes to the ACA, such as the removal of the ACA’s individual health insurance mandate by federal tax legislation, a delay in the implementation of certain ACA-mandated fees, and other changes to the ACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” were recently enacted or implemented, and the effect of these changes is unknown. On December 14, 2018, a U.S. District Court Judge in Texas ruled that ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact ACA and our business. We cannot predict the ultimate content, timing or effect of healthcare reform legislation or regulation or the impact of potential legislation or regulation on us, particularly in light of the new presidential administration.

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

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business. It is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies, which may directly compete with tipifarnib, KO-539 and any other future product candidates. In the case of KO-539, one of our competitors has published preliminary clinical data demonstrating that their inhibitor of the menin-KMT2A interaction was able to drive clinical benefit, including objective responses, in relapsed or refractory patients with KMT2A-rearranged AML. If that competitor is able to advance their clinical program more quickly than ours, our commercial opportunity for KO-539 could be reduced.

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

Further, we or our collaborators will be required to obtain coverage and reimbursement for companion diagnostic tests separate and apart from the coverage and reimbursement we seek for our product candidates, once approved. There is significant uncertainty regarding our and our collaborators’ ability to obtain coverage and adequate reimbursement for any companion diagnostic test for the same reasons applicable to our product candidates. If insurance coverage and reimbursement for companion diagnostic tests for our product candidates is inadequate, utilization may be low, and patient tumors may not be comprehensively screened for the presence of the genetic markers that predict response to our product candidates.

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

We currently have a limited number of employees, are highly dependent on our Chief Executive Officer and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are a clinical-stage company with a limited operating history, and, as of March 31, 2021, we had 93 full-time employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 through March 31, 2021, were $43.00 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of March 31, 2021, we had 1,507,859 shares of common stock reserved for future issuance under the 2014 Plan, options to purchase up to an aggregate of 6,601,420 shares of common stock outstanding and 182,941 unvested restricted stock units outstanding. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2021, an automatic increase pursuant to the 2014 Plan occurred, resulting in 2,647,764 additional shares available for future grant under the 2014 Plan.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of March 31, 2021, we had 163,051 shares of common stock reserved for future issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2020, the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in 2021. In addition, a warrant to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share was outstanding as of March 31, 2021.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act significantly revised the Internal Revenue Code of 1986, as amended. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Cuts and Jobs Act may affect us, and certain aspects of the Tax Cuts and Jobs Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, modified certain provisions of the Tax Cuts and Jobs Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act, the CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Cuts and Jobs Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Warrant to Purchase Stock issued by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

10.1*	Master Collaboration Agreement, dated January 4, 2021 by and between the Registrant and Illumina, Inc.		10-K (Exhibit 10.35)	2/24/2021	001-37620

10.2+	Second Amendment to Executive Employment Agreement, effective as of February 19, 2021, by and between the Registrant and Troy E. Wilson, Ph.D., J.D.		10-K (Exhibit 10.36)	2/24/2021	001-37620

10.3+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.		10-K (Exhibit 10.37)	2/24/2021	001-37620

10.4+	Executive Employment Agreement, effective as of January 6, 2020, by and between the Registrant and Kirsten Flowers.	X

10.5+	Executive Employment Agreement, effective as of February 10, 2020, by and between the Registrant and Bridget Martell.	X

10.6+	Amended and Restated Executive Employment Agreement, effective as of August 24, 2020, by and between the Registrant and Bridget Martell.	X

10.7+	Executive Employment Agreement, effective as of July 22, 2020, by and between the Registrant and Stephen Dale, M.D.	X

10.8+	Amendment to Executive Employment Agreement, effective as of February 22, 2021, by and between the Registrant and Stephen Dale, M.D.	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

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

Kura Oncology, Inc.
A Delaware corporation

Date: May 6, 2021	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Marc Grasso, M.D.
Marc Grasso, M.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial and Accounting Officer)