Form 10-Q
period 2021-06-30
Kura Oncology, Inc.
filed 2021-08-05
CIK 1422143

say

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of the close of business on August 2, 2021, the registrant had 66,295,508 shares of Common Stock ($0.0001 par value) outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,974	$325,493
Short-term investments	528,520	307,827
Prepaid expenses and other current assets	6,138	3,972
Total current assets	573,632	637,292
Property and equipment, net	2,300	2,021
Restricted cash	210	210
Operating lease right-of-use assets	5,443	6,334
Other long-term assets	3,306	1,355
Total assets	$584,891	$647,212

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$21,290	$23,024
Current portion of long-term debt	—	3,000
Total current liabilities	21,290	26,024
Long-term debt	—	4,250
Long-term operating lease liabilities	4,755	5,638
Other long-term liabilities	295	395
Total liabilities	26,340	36,307
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 66,296 and 66,194 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	925,796	913,354
Accumulated other comprehensive income (loss)	(393)	46
Accumulated deficit	(366,859)	(302,502)
Total stockholders' equity	558,551	610,905
Total liabilities and stockholders' equity	$584,891	$647,212

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating Expenses:
Research and development (includes related party amounts of nil and $63 for the three months ended June 30, 2021 and 2020, respectively, and nil and $195 for the six months ended June 30, 2021 and 2020, respectively)	$21,074	$13,697	$41,398	$26,272
General and administrative (includes related party amounts of nil and $76 for the three months ended June 30, 2021 and 2020, respectively, and nil and $187 for the six months ended June 30, 2021 and 2020, respectively)	12,573	7,476	23,145	15,101
Total operating expenses	33,647	21,173	64,543	41,373
Other Income (Expense):
Interest and other income, net	290	830	600	1,964
Interest expense	(306)	(144)	(414)	(288)
Total other income (expense)	(16)	686	186	1,676
Net Loss	$(33,663)	$(20,487)	$(64,357)	$(39,697)

Net loss per share, basic and diluted	$(0.51)	$(0.40)	$(0.97)	$(0.82)
Weighted average number of shares used in computing net loss per share, basic and diluted	66,282	51,633	66,250	48,522

Comprehensive Loss:
Net loss	$(33,663)	$(20,487)	$(64,357)	$(39,697)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities and foreign currency	(311)	(4)	(439)	226
Comprehensive Loss	$(33,974)	$(20,491)	$(64,796)	$(39,471)

 See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	66,194	$7	$913,354	$46	$(302,502)	$610,905
Share-based compensation expense	—	—	11,068	—	—	11,068
Issuance of common stock from exercises of options and employee stock purchase plan	102	—	1,374	—	—	1,374
Other comprehensive loss	—	—	—	(439)	—	(439)
Net loss	—	—	—	—	(64,357)	(64,357)
Balance at June 30, 2021	66,296	$7	$925,796	$(393)	$(366,859)	$558,551

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2021	66,263	$7	$919,258	$(82)	$(333,196)	$585,987
Share-based compensation expense	—	—	5,993	—	—	5,993
Issuance of common stock from exercises of options and employee stock purchase plan	33	—	545	—	—	545
Other comprehensive loss	—	—	—	(311)	—	(311)
Net loss	—	—	—	—	(33,663)	(33,663)
Balance at June 30, 2021	66,296	$7	$925,796	$(393)	$(366,859)	$558,551

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	45,384	$5	$431,322	$331	$(212,877)	$218,781
Issuance of common stock, net of offering costs	10,465	1	134,923	—	—	134,924
Share-based compensation expense	—	—	5,705	—	—	5,705
Issuance of common stock from exercises of options and employee stock purchase plan	365	—	2,435	—	—	2,435
Other comprehensive income	—	—	—	226	—	226
Net loss	—	—	—	—	(39,697)	(39,697)
Balance at June 30, 2020	56,214	$6	$574,385	$557	$(252,574)	$322,374

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2020	45,430	$5	$434,722	$561	$(232,087)	$203,201
Issuance of common stock, net of offering costs	10,465	1	134,923	—	—	134,924
Share-based compensation expense	—	—	2,552	—	—	2,552
Issuance of common stock from exercises of options and employee stock purchase plan	319	—	2,188	—	—	2,188
Other comprehensive loss	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(20,487)	(20,487)
Balance at June 30, 2020	56,214	$6	$574,385	$557	$(252,574)	$322,374

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net loss	$(64,357)	$(39,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	11,068	5,705
Non-cash interest expense	399	—
Loss on extinguishment of debt	212	—
Depreciation expense	232	12
Amortization of premium and accretion of discounts on marketable securities, net	1,987	(134)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,166)	(367)
Other long-term assets	(1,178)	533
Accounts payable and accrued expenses	(2,688)	(537)
Other long-term liabilities	(100)	(71)
Net cash used in operating activities	(56,591)	(34,556)

Investing Activities
Purchases of marketable securities	(353,088)	(96,818)
Maturities of marketable securities	129,969	103,823
Purchases of property and equipment	(322)	(1,231)
Net cash (used in) provided by investing activities	(223,441)	5,774

Financing Activities
Repayment of long-term debt	(7,250)	—
Payment of fees related to extinguishment of debt	(611)	—
Proceeds from exercises of stock options and purchases under employee stock purchase plan	1,374	2,435
Proceeds from issuance of common stock, net	—	135,180
Net cash (used in) provided by financing activities	(6,487)	137,615
Net (decrease) increase in cash, cash equivalents and restricted cash	(286,519)	108,833
Cash, cash equivalents and restricted cash at beginning of period	325,703	26,135
Cash, cash equivalents and restricted cash at end of period	$39,184	$134,968

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

The extent to which the COVID-19 pandemic has impacted and may continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with any confidence, such as the duration and severity of the COVID-19 pandemic, steps required or mandated by governments to mitigate the impact of COVID-19 or the effectiveness of actions to prevent, contain and treat COVID-19, particularly in the geographies where we, our third party manufacturers, contract research organizations or current and planned clinical trial sites operate. We cannot presently predict the scope and severity of any potential business disruptions, interruptions or shutdowns. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition.

2. Summary of Significant Accounting Policies

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

Restricted Cash

Under the terms of an office lease entered into in March 2020, we are required to maintain a standby letter of credit during the term of the lease. As of June 30, 2021, restricted cash of $0.2 million was pledged as collateral for the letter of credit.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed balance sheets that sum to the total of the amounts shown in the unaudited condensed statements of cash flows, in thousands:

	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Cash and cash equivalents	$38,974	$325,493	$134,758	$26,135
Restricted cash	210	210	210	—
Total	$39,184	$325,703	$134,968	$26,135

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period determined using the treasury-stock method. Common stock equivalents outstanding are comprised of stock options, restricted stock units, a warrant and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Because of our net loss for the three and six months ended June 30, 2021 and 2020, common stock equivalents outstanding at June 30, 2021 and 2020 totaling approximately 7,002,000 and 5,141,000, respectively, were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that we adopt as of the specified effective date. We have evaluated recently issued accounting pronouncements and, based on our preliminary assessment, we do not believe any will have a material impact on our unaudited condensed financial statements or related footnote disclosures.

3. Investments

We invest in available-for-sale securities consisting of money market funds, corporate debt securities, U.S. Treasury securities, commercial paper, non-U.S. government debt securities, supranational debt securities and U.S. Agency bonds. Available-for-sale securities are classified as part of either cash and cash equivalents or short-term investments on our unaudited condensed balance sheets.

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		June 30, 2021
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$37,471	$—	$—	$37,471

Short-term investments:
Corporate debt securities	3 or less	202,294	33	(153)	202,174
U.S. Treasury securities	3 or less	160,877	18	(112)	160,783
Commercial paper	1 or less	133,427	—	—	133,427
Non-U.S. government and supranational debt securities	3 or less	23,180	—	(21)	23,159
U.S. Agency bonds	2 or less	8,992	—	(15)	8,977
Total short-term investments		528,770	51	(301)	528,520
Total		$566,241	$51	$(301)	$565,991

		December 31, 2020
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$311,239	$—	$—	$311,239
Commercial paper	1 or less	5,998	—	—	5,998
Total cash equivalents		317,237	—	—	317,237

Short-term investments:
Corporate debt securities	2 or less	113,020	36	(36)	113,020
U.S. Treasury securities	1 or less	88,409	50	(2)	88,457
Commercial paper	1 or less	106,350	—	—	106,350
Total short-term investments		307,779	86	(38)	307,827
Total		$625,016	$86	$(38)	$625,064

Short-term investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of June 30, 2021 and December 31, 2020, short-term investments of $282.5 million and $242.6 million, respectively, had maturities less than one year, and short-term investments of $246.0 million and $65.2 million, respectively, had maturities between one to three years. We had no realized gains or losses for the three and six months ended June 30, 2021.

As of June 30, 2021, 20 available-for-sale debt securities with a fair market value of $200.3 million were in gross unrealized loss positions, none of which were in such position for greater than 12 months. We do not intend to sell these available-for-sale debt securities, and it is not more likely than not that we will be required to sell these securities prior to recovery of their amortized cost basis. Based on our review of these available-for-sale debt securities, none of the unrealized losses is the result of a credit loss. As such, we have no allowance for credit losses as of June 30, 2021 and December 31, 2020. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss).

4. Fair Value Measurements

As of June 30, 2021 and December 31, 2020, we had cash equivalents and short-term investments measured at fair value on a recurring basis.

Available-for-sale marketable securities consisted of U.S. Treasury securities, which are measured at fair value using Level 1 inputs, and corporate debt securities, commercial paper, non-U.S. government debt securities, supranational debt securities and U.S. Agency bonds, which are measured at fair value using Level 2 inputs. We determine the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. We validate the fair values of Level 2 financial instruments by comparing these fair values to a third-party pricing source.

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	June 30, 2021
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$37,471	$37,471	$—

Short-term investments:
Corporate debt securities	202,174	—	202,174
U.S. Treasury securities	160,783	160,783	—
Commercial paper	133,427	—	133,427
Non-U.S. government and supranational debt securities	23,159	—	23,159
U.S. Agency bonds	8,977	—	8,977
Total short-term investments	528,520	160,783	367,737
Total	$565,991	$198,254	$367,737

	December 31, 2020
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$311,239	$311,239	$—
Commercial paper	5,998	—	5,998
Total cash equivalents	317,237	311,239	5,998

Short-term investments:
Corporate debt securities	113,020	—	113,020
U.S. Treasury securities	88,457	88,457	—
Commercial paper	106,350	—	106,350
Total short-term investments	307,827	88,457	219,370
Total	$625,064	$399,696	$225,368

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	June 30, 2021	December 31, 2020
Leasehold improvements	$1,278	$1,169
Furniture and fixtures	987	862
Computer software and equipment and laboratory equipment	553	276
Property and equipment, gross	2,818	2,307
Less: accumulated depreciation	(518)	(286)
Property and equipment, net	$2,300	$2,021

Accounts payable and accrued expenses consisted of the following, in thousands:

	June 30, 2021	December 31, 2020
Accounts payable	$2,404	$2,753
Accrued clinical trial research and development expenses	3,397	4,080
Accrued other research and development expenses	6,545	5,581
Accrued compensation and benefits	5,303	7,016
Operating lease liability, current portion	1,981	2,089
Other accrued expenses	1,660	1,505
Total accounts payable and accrued expenses	$21,290	$23,024

6. Long-Term Debt

In November 2018, we entered into a loan and security agreement with Silicon Valley Bank, or the SVB Loan Agreement, providing for up to $20.0 million in a series of term loans. Upon entering into the SVB Loan Agreement, we borrowed $7.5 million, or the Term Loan. The Term Loan had a scheduled maturity date of May 1, 2023. In May 2021, we paid $6.6 million to repay all amounts owed under the Term Loan, which included a final payment of $0.6 million, representing 7.75% of the Term Loan which was being accrued through interest expense using the effective interest method, and a prepayment fee of $30,000. In accordance with ASC 470-50, Debt Modifications and Extinguishments, we accounted for the transaction as an extinguishment of debt. Accordingly, we recorded a loss of approximately $0.2 million for each of the three and six months ended June 30, 2021, which is included in interest expense on the unaudited condensed statements of operations and comprehensive loss.

7. Leases

In January 2020, we entered into an office lease agreement for our corporate offices in San Diego, California. This agreement was originally scheduled to commence in May 2020 but was subsequently amended with an amended commencement date of August 1, 2020 and an extended lease expiration date of November 30, 2025. We refer to such office lease agreement, as amended, as the San Diego Lease. The San Diego Lease provides for a one-time option to extend for a period of five additional years. The monthly base rent was approximately $58,000 for the first year, with such amount increasing by 3.0% per year over the initial term. In addition, the San Diego Lease is subject to charges for common area maintenance and other costs. The San Diego Lease provided a four-month rent abatement period during the first year and approximately $1.0 million in reimbursements for allowable tenant improvements, which effectively reduced the total lease payments owed for the San Diego Lease. For accounting purposes, the lease commencement date was determined to be March 2020 when we had control of the office space. We recorded an operating lease right-of-use, or ROU, asset and operating lease liability of approximately $2.2 million on our unaudited condensed balance sheet on the lease commencement date during the quarter ended March 31, 2020.

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

In May 2020, we entered into a two-year sublease agreement, or the Sublease, for certain designated lab space in San Diego, California. The Sublease commenced on June 9, 2020. In May 2021, the Sublease was amended to modify the lease expiration date to August 9, 2021, with the monthly base rent increased from approximately $12,500 to approximately $16,000 effective June 2021. We are not obligated to pay for common area maintenance and other costs. We recorded an operating lease ROU asset and operating lease liability of approximately $0.3 million on our unaudited condensed balance sheet on the lease commencement date during the quarter ended June 30, 2020.

In May 2021, we entered into an operating lease agreement for lab and office space in San Diego, California, or the Morehouse Lease, which is anticipated to commence on August 10, 2021 and expires on August 31, 2025. Under the terms of the Morehouse Lease, the monthly base rent is approximately $24,000 for the first year, subject to an annual fixed percentage increase of 3% each year. The Morehouse Lease provides approximately $106,000 in reimbursements for allowable tenant improvements, which effectively reduce the total lease payments owed for the Morehouse Lease. The property is undergoing renovations for tenant improvements to install certain lab and office space upgrades. We are obligated to pay for common area maintenance and other costs associated with the Morehouse Lease. For accounting purposes, the lease commencement date is estimated to be July 2021 when we expect to have control of the lab and office space.

Maturities of lease liabilities as of June 30, 2021 are as follows, in thousands:

Year Ending December 31,
2021 (remaining)	$1,022
2022	2,032
2023	2,080
2024	1,558
2025	722
Total lease payments	7,414
Less: imputed interest	(678)
Total operating lease liabilities	$6,736

As of June 30, 2021 and December 31, 2020, total operating lease ROU assets were $5.4 million and $6.3 million, respectively. As of June 30, 2021, total operating lease liabilities were $6.7 million, of which $4.8 million were recorded as long-term lease liabilities. As of December 31, 2020, total operating lease liabilities were $7.7 million, of which $5.6 million were recorded as long-term lease liabilities. As of June 30, 2021 and December 31, 2020, the weighted-average discount rate was 5.5%, and the weighted-average remaining lease term was 3.7 years and 4.1 years, respectively.

Total cash paid for amounts included in the measurement of operating lease liabilities was $1.1 million for the six months ended June 30, 2021 and $0.1 million, net of tenant improvement reimbursements, for the six months ended June 30, 2020. There were no ROU assets obtained in exchange for operating lease liabilities for the six months ended June 30, 2021. ROU assets obtained in exchange for operating lease liabilities were $7.5 million for the six months ended June 30, 2020.

Total operating lease expense was approximately $0.5 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively. Total operating lease expense was approximately $1.0 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively. We have also entered into short-term operating leases which expired in 2020 that are not recorded on the unaudited condensed balance sheets. Total rent expense for the three months ended June 30, 2021 and 2020 was approximately $0.5 million and $0.6 million, respectively.

Total rent expense for the six months ended June 30, 2021 and 2020 was approximately $1.0 million and $0.9 million, respectively.

8. Share-Based Compensation

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$1,847	$445	$3,218	$1,615
General and administrative	4,146	2,107	7,850	4,090
Total share-based compensation expense	$5,993	$2,552	$11,068	$5,705

During 2021, we began issuing restricted stock units, or RSUs. As of June 30, 2021, unrecognized estimated compensation expense related to stock options and RSUs was approximately $58.5 million and $5.3 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.8 years and 3.6 years, respectively.

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

In July 2020, we amended the AIM-HN trial protocol to enable enrollment of patients with any HRAS mutation, in addition to patients with a high HRAS variant allele frequency, in order to assess the potential for clinical benefit in the overall HRAS mutant HNSCC population. We also introduced a number of modifications to the protocol that seek to enable us to enroll patients in the study more efficiently as well as modifications that we believe better reflected the evolving standards of care for recurrent/metastatic HNSCC. While these amendments do not change the primary outcome measure of an objective response rate, or ORR, in patients with high HRAS mutant variant allele frequency, the modifications will require us to enroll an increased number of evaluable HNSCC patients. As a result of the pandemic caused by the coronavirus disease 2019, or COVID-19, and the additional patients required for the trial, we anticipate we will continue to face delays in our timelines and milestones for the AIM-HN trial and, accordingly, are unable to reasonably forecast at this time when our AIM-HN trial will become fully enrolled.

On February 24, 2021, we announced that tipifarnib has been granted Breakthrough Therapy Designation from the U.S. Food and Drug Administration, or the FDA, for the treatment of patients with recurrent or metastatic HRAS mutant HNSCC with variant allele frequency ≥ 20% after disease progression on platinum-based chemotherapy.  The Breakthrough Therapy Designation is based upon data from our Phase 2 RUN-HN trial, which was published in the Journal of Clinical Oncology on June 10, 2021.

In addition to evaluating tipifarnib as a monotherapy in patients with recurrent or metastatic HRAS mutant HNSCC, we have been evaluating the use of tipifarnib in combination with other oncology therapies to address larger patient populations and to pursue earlier lines of therapy. Among these potential combinations, we have prioritized the combination of tipifarnib and an inhibitor of the PI3 kinase alpha enzyme for clinical evaluation in patients with biomarker-defined subsets of HNSCC. On July 6, 2021, we announced a clinical collaboration with Novartis Pharma AG, or Novartis, to evaluate the combination of tipifarnib and alpelisib, a PI3 kinase alpha inhibitor, in patients with HNSCC whose tumors have HRAS overexpression or PIK3CA mutation and/or amplification. We plan to commence a Phase 1/2 open-label, biomarker-defined cohort study, which we call the KURRENT trial, in the fourth quarter of 2021 to evaluate the safety and tolerability of the combination, determine the recommended dose and schedule for the combination, and assess early antitumor activity of the combination for the treatment of such patients. Under the terms of our collaboration agreement with Novartis, we will sponsor the KURRENT trial and supply tipifarnib, and Novartis will supply alpelisib.

Although we believe tipifarnib has potential to modulate the CXCR4-expressing primary tumor cells in angioimmunoblastic T-cell lymphoma, or AITL, peripheral T-cell lymphomas, or PTCL, and other diseases such as relapsed or refractory acute myeloid leukemia, or AML, chronic myelomonocytic leukemia, diffuse large B-cell lymphoma, cutaneous T-cell lymphoma and pancreatic cancer, we suspended the initiation of a planned registration-directed study for tipifarnib in T-cell lymphoma and of a planned Phase 2 clinical trial for tipifarnib in pancreatic cancer as a result of a strategic review conducted in the spring of 2020.  We have continued preclinical work to validate tipifarnib in the CXCR4 receptor pathway and to assess the timing and strategy for further development.

Our second product candidate, KO-539, is a potent, selective, reversible and oral small molecule inhibitor which blocks the interaction of two proteins, menin and the protein expressed by the Lysine K-specific Methyl Transferase 2A gene, or KMT2A (formerly referred to as the mixed-lineage leukemia 1 gene). We have generated preclinical data that support the potential anti-tumor activity of KO-539 in genetically defined subsets of acute leukemia, including those with rearrangements or partial tandem duplications in the KMT2A gene as well as those with oncogenic driver mutations in genes such as nucleophosmin 1, or NPM1. Our preclinical data support the hypothesis that KO-539 targets epigenetic dysregulation and removes a key block to cellular differentiation to drive anti-tumor activity. We believe KO-539 has the potential to address approximately 35% of AML, including NPM1-mutant AML and KMT2A-rearranged AML. In the pediatric population, KMT2A-rearranged leukemias make up approximately 10% of acute leukemias in all age groups and in the case of infant leukemias, the frequency of KMT2A rearrangements is 70–80%. These pediatric leukemia sub-types portend a poorer prognosis and five-year survival rate that is lower than other leukemia sub-types and therefore represent a significant unmet medical need given the lack of curative therapeutic options.

We received orphan drug designation for KO-539 for the treatment of AML from the FDA in July 2019. We initiated our menin-KMT2A Phase 1/2 clinical trial of KO-539 in relapsed or refractory AML which we call the Kura Oncology MEnin-KMT2A Trial, or KOMET-001, in September 2019. The KOMET-001 trial has an accelerated design and was initially designed to determine a recommended Phase 2 dose and schedule, or RP2D, using a modified toxicity probability interval model.

On December 5, 2020, we announced preliminary results from our KOMET-001 trial at an oral presentation at the 2020 American Society of Hematology Annual Meeting, or ASH. As of the data cutoff date for the ASH presentation, November 2, 2020, the trial had enrolled 12 patients with relapsed or refractory AML, of whom ten were evaluable for safety and tolerability and eight were evaluable for efficacy. Clinical or biological activity was reported in six of the eight efficacy-evaluable patients, including two patients achieving a complete remission, one patient achieving a morphological leukemia-free state, and one patient experiencing a marked decrease in hydroxyurea requirements and having attained peripheral blood count stabilization. As presented at ASH, KO-539 has been well tolerated with a manageable safety profile to date. As of the data cutoff date, no drug discontinuations due to treatment-related adverse events and no evidence of QTc prolongation were reported. Treatment related adverse effects (grade ≥ 3) were reported to include pancreatitis, increased lipase, decreased neutrophil count, tumor lysis syndrome and deep venous thrombosis.

On May 6, 2021, we reported that we amended the KOMET-001 trial protocol to include two Phase 1b expansion cohorts at doses that cleared the safety threshold in dose escalation. The Phase 1b portion of the study is designed to determine the lowest dose of KO-539 that provides maximum biologic and clinical effect, consistent with guidance from the FDA relating to targeted oncology therapies, known as Project Optimus.

On June 24, 2021, we reported that we dosed our first patient in the Phase 1b expansion cohorts. Each cohort – a lower dose (200 mg) and a higher dose (600 mg) – will be comprised of NPM1-mutant and KMT2A-rearranged relapsed/refractory AML patients. Both doses demonstrated preliminary evidence of activity and were determined to be safe and well tolerated in the Phase 1a portion of the study. We expect to enroll 12 evaluable patients in each cohort and assess those patients for safety and tolerability, pharmacokinetics and efficacy in order to determine the RP2D. The study protocol gives us the flexibility to enroll up to 30 patients in the selected cohort while we transition into the registration-directed portion of the study. We believe data from all patients treated at the recommended Phase 2 dose will contribute to the registrational patient population. We expect to complete enrollment of the 12 patients in each of the Phase 1b expansion cohorts and determine a RP2D by the first quarter of 2022.

Pending determination of the RP2D, we are preparing to conduct a comprehensive clinical development plan for KO-539, aimed at broadening the opportunity to develop treatments for patients with acute leukemias. Additional development opportunities include combination studies, other genetic subtypes, a pediatric development strategy and other indications, such as acute lymphocytic leukemia and myelodysplastic syndrome.

As previously reported, we are developing a next-generation farnesyl transferase inhibitor which we believe demonstrates improved potency, pharmacokinetic and physicochemical properties relative to tipifarnib. In June 2021, we nominated a development candidate, KO-2806, which we have advanced into investigational new drug-enabling studies. We intend to direct this development candidate at innovative biology and larger disease indications in combination with other targeted therapies, and we expect to submit an investigational new drug application for KO-2806 by the end of 2022.

Liquidity Overview

As of June 30, 2021, we had cash, cash equivalents and short-term investments of $567.5 million. We have an at-the-market issuance sales agreement with SVB Leerink LLC and Stifel, Nicolaus & Company, Incorporated, or ATM facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million. We have not yet sold any shares of our common stock under the ATM facility. To date, we have not generated any revenues from product sales, and we do not have any approved products. Since our inception, we have funded our operations primarily through equity and debt financings. We anticipate that we will require significant additional financing in the future to continue to fund our operations as discussed more fully below under the heading “Liquidity and Capital Resources.”

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of June 30, 2021, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income and interest expense. Interest expense mainly consists of interest on long-term debt.

Income Taxes

We have incurred net losses and have not recorded any U.S. federal or state income tax benefits for the losses as they have been offset by valuation allowances.

Results of Operations

The following table sets forth our results of operations for the periods presented, in thousands:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020	Change	2021	2020	Change
Research and development expenses	$21,074	$13,697	$7,377	$41,398	$26,272	$15,126
General and administrative expenses	12,573	7,476	5,097	23,145	15,101	8,044
Other income (expense), net	(16)	686	(702)	186	1,676	(1,490)

Comparison of the Three Months Ended June 30, 2021 and 2020

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended
	June 30,
	2021	2020	Change
Tipifarnib-related costs	$7,545	$7,071	$474
KO-539-related costs	5,401	556	4,845
Discovery stage programs	1,066	454	612
Personnel costs and other expenses	5,215	5,171	44
Share-based compensation expense	1,847	445	1,402
Total research and development expenses	$21,074	$13,697	$7,377

The increase in tipifarnib-related research and development expenses for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to increases in patient screening costs and other clinical costs related to our registration-directed trial of tipifarnib. The increase in KO-539-related research and development expenses for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to increases in costs related to our Phase 1/2 clinical trial of KO-539 which was initiated in September 2019 and manufacturing development activities. The increase in discovery stage program research and development expenses for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to increased research activities for new programs. Personnel costs and other expenses include employee salaries and related expenses, facilities expenses, overhead expenses and costs related to the terminated ERK inhibitor program. We expect our research and development expenses to increase in future periods as we continue clinical development activities for tipifarnib and KO-539.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to increases of $2.0 million in non-cash share-based compensation expense, $1.7 million in personnel costs due to additional headcount and $0.7 million in professional fees. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Other income (expense), net. The decrease in other income (expense), net for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to a decrease in interest income.

Comparison of the Six Months Ended June 30, 2021 and 2020

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Six Months Ended
	June 30,
	2021	2020	Change
Tipifarnib-related costs	$17,723	$12,863	$4,860
KO-539-related costs	8,062	1,444	6,618
Discovery stage programs	1,835	854	981
Personnel costs and other expenses	10,560	9,496	1,064
Share-based compensation expense	3,218	1,615	1,603
Total research and development expenses	$41,398	$26,272	$15,126

The increase in tipifarnib-related research and development expenses for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to increases in companion diagnostics development activities, patient screening costs and other clinical costs related to our registration-directed trial of tipifarnib. The increase in KO-539-related research and development expenses for the  six months ended June 30, 2021 compared to the same period in 2020 was primarily due to increases in costs related to our Phase 1/2 clinical trial of KO-539 which was initiated in September 2019 and manufacturing development activities. The increase in discovery stage program research and development expenses for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to increased research activities for new programs. The increase in personnel costs and other expenses for the six months ended June 30, 2021 compared to the same period in 2020 was to support our registration-directed clinical trial of tipifarnib and Phase 1/2 clinical trial of KO-539, partially offset by a reduction in costs due to the termination of the ERK inhibitor program in 2020. Personnel costs and other expenses include employee salaries and related expenses, facilities expenses, overhead expenses and costs related to the terminated ERK inhibitor program.

General and Administrative Expenses. The increase in general and administrative expenses for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to increases of $3.8 million in non-cash share-based compensation expense, $3.2 million in personnel costs due to additional headcount and $0.4 million in professional fees.

Other income (expense), net. The decrease in other income (expense), net for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to a decrease in interest income.

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

In November 2018, we entered into a loan and security agreement with Silicon Valley Bank, or the SVB Loan Agreement, providing for up to $20.0 million in a series of term loans. Upon entering into the SVB Loan Agreement, we borrowed $7.5 million, or the Term Loan. The Term Loan had a scheduled maturity date of May 1, 2023. On May 19, 2021, we paid $6.6 million to repay all amounts owed under the Term Loan, which included a final payment of $0.6 million, representing 7.75% of the Term Loan, and a prepayment fee of $30,000.

We have incurred operating losses and negative cash flows from operating activities since inception. As of June 30, 2021, we had an accumulated deficit of $366.9 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of June 30, 2021, we had cash, cash equivalents and short-term investments of $567.5 million. Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2024. Our future capital requirements will depend on many factors, including:

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

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Six Months Ended June 30,
	2021	2020	Change
Net cash used in operating activities	$(56,591)	$(34,556)	$(22,035)
Net cash (used in) provided by investing activities	(223,441)	5,774	(229,215)
Net cash (used in) provided by financing activities	(6,487)	137,615	(144,102)

Operating Activities. The increase in net cash used in operating activities for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to the increase of $24.7 million in net loss, $2.2 million in changes in accounts payable and accrued expenses, $1.8 million in changes in prepaid expenses and other current assets and $1.7 million in changes in other long-term assets, partially offset by increases of $5.4 million in non-cash share-based compensation expense and $2.1 million in amortization of premiums and accretion of discounts on marketable securities, net.

Investing Activities. The increase in net cash used in investing activities for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to an increase of $256.3 million in purchases of marketable securities, partially offset by an increase of $26.1 million in maturities of marketable securities and a decrease of $0.9 million in purchases of property and equipment.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2021 primarily related to the repayment of all amounts owed under the Term Loan, including a final payment and prepayment fees, totaling $7.9 million, partially offset by proceeds of $1.4 million from exercises of stock options and purchases under our employee stock purchase plan. Net cash provided by financing activities for the six months ended June 30, 2020 consisted of proceeds of $135.2 million from our sale of common stock from our public offering in May 2020 and $2.4 million from exercises of stock options and purchases under our employee stock purchase plan.

Contractual Obligations

The following is a summary of our significant contractual obligations as of June 30, 2021, in thousands:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases(1)	$8,578	$2,242	$4,751	$1,585	$—

______________________

(1)	Future minimum lease payments under our office and lab leases in San Diego, California and Boston, Massachusetts.

We enter into short-term and cancellable agreements in the normal course of operations with clinical sites and contract research organizations, or CROs, for clinical research studies, professional consultants and various third parties for preclinical research studies, clinical supply manufacturing and other services through purchase orders or other documentation, or that are undocumented except for an invoice. Such short-term agreements are generally outstanding for periods less than one year and are settled by cash payments upon delivery of goods and services. The nature of the work being conducted under these agreements is such that, in most cases, the services may be cancelled upon prior notice of 90 days of less. Payments due upon cancellation generally consist only of payments for services provided and expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. These payments are not included in the table of contractual obligations above.

Excluded from the table above are milestone or contractual payment obligations contingent upon the achievement of certain milestones or events if the amount and timing of such obligations are unknown or uncertain. Our in-license agreements are cancelable by us with written notice within 180 days or less. We may be required to pay up to approximately $80.2 million in milestone payments, plus sales royalties, in the event that regulatory and commercial milestones under the in-license agreements are achieved.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in money market funds, corporate debt securities, U.S. Treasury securities, commercial paper, non-U.S. government debt securities, supranational debt securities and U.S. Agency bonds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the unaudited condensed statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on June 30, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 1A. RISK FACTORS

Risk Factor Summary

We face many risks and uncertainties, as more fully described in this section under the heading “Risk Factors.” Some of these risks and uncertainties are summarized below. The summary below does not contain all of the information that may be important to you, and you should read this summary together with the more detailed discussion of these risks and uncertainties contained in “Risk Factors.”

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

•

We rely on third-party contractors and organizations to conduct, and/or to supply materials to conduct, our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the supply of materials and/or the completion of such clinical trials.

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

Risks Related to the Discovery and Development of Our Product Candidates

Our ability to conduct our clinical trials has been and could continue to be adversely impacted by COVID-19.*

COVID-19 has adversely impacted, and could continue to adversely impact, our ability to conduct our clinical trials. The COVID-19 pandemic may negatively affect the operations of third-party suppliers and service providers that we rely upon to carry out our clinical trials or the operations of our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates for our clinical trials. Furthermore, the COVID-19 pandemic has delayed and may continue to delay startup of new clinical trial sites and enrollment in our clinical trials due to prioritization of hospital resources toward the pandemic, requirements for working remotely and restrictions in travel. Some patients may be unwilling to enroll in our current and future clinical trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. Increased demand at clinical trial sites and quarantined doctors and staff may reduce personnel and other available resources at clinical trial sites needed to conduct our clinical trials and may cause the screening of new patients or clinical trial operations to be delayed or paused. Trial sites have in some cases limited and may continue to limit or prohibit on-site dosing and monitoring to decrease potential exposure of doctors, staff and patients to COVID-19, which may require us to adopt remote monitoring and other procedures to ensure verifiable trial execution. In alignment with “FDA Guidance on Conduct of Clinical Trials of Medical Products during COVID-19 Pandemic Guidance for Industry, Investigators, and Institutional Review Boards,” we are taking steps to address potential trial protocol deviations due to COVID-19 pandemic or the pandemic control measures taken. Although we continue to enroll patients in our clinical studies, there is the potential that we may experience significant delays or other material adverse effects from the COVID-19 pandemic with regard to the conduct of our clinical trials and the COVID-19 pandemic could potentially decrease the implementation of protocol required trial activities and the quality of source data verification at clinical trial sites. Additionally, if a clinical trial site is not capable of new remote clinical trial capabilities, we may be required to find and engage new clinical trial investigative sites. Any negative impact of the COVID-19 pandemic on patient enrollment or treatment could delay our clinical trial timelines and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, particularly on our current projected timelines. We remain in active dialog with our CROs and clinical sites to minimize the impact of the COVID-19 pandemic to our clinical trials without adversely affecting the safety of patients, the quality of clinical data and overall integrity of our clinical trials. Despite our best efforts, it may prove difficult to continue to treat patients in a timely manner and activation of new sites could be delayed, particularly for our clinical trial sites in areas with high rates of community spread.

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

Results from clinical trials conducted at a single clinical site or a small number of clinical sites, may not be predictive of results from additional clinical sites or from subsequent clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, the FDA previously issued a non-approval letter to Janssen Pharmaceutica NV, or Janssen, for tipifarnib as a treatment for elderly, untreated AML patients in June 2005. It is impossible to predict with certainty if or when any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

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

If the results of AIM-HN, KOMET-001, KURRENT or other clinical trials are positive and we validate our biomarker hypotheses in those clinical trials, we plan to partner development and validation of companion diagnostic tests to aid in the selection of patients in any subsequent clinical trials we decide to pursue for those product candidates and to prepare and submit an application for IDE for use of the companion diagnostic in the clinical trials, when necessary. Any delay or failure by us or our third-party collaborators to develop or obtain IDE approval for use of companion diagnostics in our clinical trials could delay or prevent us from commencing or completing our clinical trials. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. To date, the FDA has frequently required a premarket approval application of companion diagnostics for cancer therapies. We presently anticipate that an approved companion diagnostic will be required in order to obtain approval for tipifarnib in HRAS mutant HNSCC and for KO-539 in NPM1-mutant AML and KMT2A-rearranged AML. We and our third-party collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our product candidates. The approval of a companion diagnostic as part of the product label will limit the use of the product candidate to only those patients who express the specific genetic alteration it was developed to detect. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

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

Risks Related to Our Financial Position and Need for Additional Capital

We expect to incur losses over the next several years and may never achieve or maintain profitability.*

To date, we have financed our operations primarily through equity and debt financings. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially if and as we:

•	continue research and development of our product candidates;
•	initiate new clinical trials for our product candidates;
•	seek marketing approvals for our product candidates;
•	enter into collaboration arrangements for companion diagnostics for our product candidates;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;

•	hire additional personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts;
•	incur increased costs as a result of continued operations as a public company; and
•	manage the risks associated with the COVID-19 pandemic or any other similar health emergencies.

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

We will need to obtain substantial additional capital in connection with our continuing operations. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish certain rights to our technologies or product candidates.*

Until such time, if ever, as we can generate sufficient product revenues to fund our operations, we will need to raise additional capital in connection with our continuing operations. We expect to finance our cash needs through a combination of equity offerings and debt financings. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of our stockholders as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global financial markets have experienced volatility and uncertainty. There can be no assurance that further volatility and uncertainty in the financial markets and declining confidence in economic conditions will not occur. If financial markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

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

Risks Related to Our Dependence on Third Parties

We rely on third-party contractors and organizations to conduct, and/or to supply materials to conduct, our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the supply of materials and/or the completion of such clinical trials.*

We rely, and expect to continue to rely, on third-party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to support our preclinical development activities and conduct our clinical trials, including our registration-directed clinical trial of tipifarnib in HRAS mutant HNSCC, our Phase 1/2 clinical trial of KO-539 in AML and any other subsequent clinical trials of tipifarnib and KO-539. These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we are required to enter into alternative arrangements, our product development activities could be delayed.

We compete with many other companies, some of which may be our business competitors, for the resources of these third parties. Large pharmaceutical companies often have significantly more extensive agreements and relationships with such third-party providers, and such third-party providers may prioritize the requirements of such large pharmaceutical companies over ours. The third parties on whom we rely may have the right to terminate their engagements with us at any time, which may cause delay in the development and commercialization of our product candidates. If any such third-party terminates its engagement with us or fails to perform as agreed, we may be required to enter into alternative arrangements, which could result in significant cost and delay to our product development program. Moreover, our agreements with such third parties generally do not provide assurances regarding employee turnover and availability, which may cause interruptions in the research on our product candidates by such third parties.

Our reliance on third parties to conduct our clinical trials reduces our control over these activities but does not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial. Moreover, the FDA and other regulatory authorities require us to comply with good clinical practice guidelines for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Additionally, we rely substantially on third-party data managers for our clinical trial data. There is no assurance that these third parties will not make errors in the design, management or retention of our data or data systems. There is no assurance that these third parties will pass FDA or other regulatory audits, which could delay or prevent regulatory approval.

For our KURRENT trial, in addition to relying upon third-party service providers, we will depend upon Novartis to supply alpelisib in accordance with the terms of our collaboration agreement.  If Novartis does not perform in accordance with the agreement, or the agreement is terminated, the KURRENT trial, and our development plans for tipifarnib in combination with a PI3 kinase alpha inhibitor, could be materially adversely impacted.

If these third parties do not successfully carry out their contractual duties, meet expected timelines, conduct our clinical trials or supply clinical trial materials in accordance with regulatory requirements, our agreements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

In addition, the ability of these third parties to conduct certain of their operations, including monitoring of clinical sites, as applicable, may be limited by the COVID-19 pandemic, and to the extent that such third parties are unable to fulfil their contractual obligations as a result of the COVID-19 pandemic or government orders in response to the pandemic, we may have limited or no recourse under the terms of our contractual agreements with such third parties. Further, if any of the third parties with whom we engage were to experience shutdowns or other substantial disruptions due to the COVID-19 pandemic, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition.

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

In July 2019, the FDA granted orphan drug designation to KO-539 for the treatment of AML. If KO-539 receives marketing approval for an indication broader than AML, KO-539 may no longer be eligible for marketing exclusivity. In addition, we intend to pursue an orphan designation for tipifarnib. However, obtaining an orphan designation can be difficult, and we may not be successful in doing so for tipifarnib. The EMA does not generally recognize for orphan designation, molecular defined subsets of non-orphan disease indications, and as an example, EMA previously rejected orphan designation for a drug product for anaplastic lymphoma kinase, or ALK-positive NSCLC. As such, we do not expect to be able to obtain orphan drug designation in Europe for tipifarnib in the subset of HRAS mutant HNSCC at the current time. Even if we were to obtain orphan exclusivity for a product candidate, such as that received for KO-539, that exclusivity may not effectively protect the product from the competition of different drugs for the same orphan condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same condition if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. The failure to obtain an orphan designation for any product candidates we may develop for the treatment of rare cancers, and/or the inability to maintain that designation for the duration of the applicable exclusivity period, could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

A Breakthrough Therapy Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.*

We have received Breakthrough Therapy Designation from the FDA on tipifarnib for the treatment of patients with recurrent or metastatic HRAS mutant HNSCC with variant allele frequency ≥ 20% after disease progression on platinum-based chemotherapy. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs that have been designated as Breakthrough Therapies are eligible for priority review by the FDA, rolling submission of portions of the NDA and FDA’s organizational commitment involving senior management to provide guidance to the company to help determine the most efficient route to approval. Such interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development. However, the reduced timelines may introduce significant chemistry, manufacturing and controls challenges for product development.

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

•

the federal Physician Payments Sunshine Act, which requires applicable manufacturers of certain drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as certain manufacturers and group purchasing organizations to report annually ownership and investment interests held by physicians or their immediate family. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives;

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and

•

state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by or are in conflict with HIPAA, thus complicating compliance efforts, including the EU General Data Protection Regulation, or GDPR, which went into effect on May 25, 2018, and imposes privacy and security obligations on any entity that collects and/or processes health data from individuals located in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance. As well as complicating our compliance efforts, non-compliance with these laws could result in penalties or significant legal liability.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. Certain changes to the ACA, such as the removal of the ACA’s individual health insurance mandate by federal tax legislation, a delay in the implementation of certain ACA-mandated fees, and other changes to the ACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” were recently enacted or implemented, and the effect of these changes is unknown. Furthermore, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. We cannot predict the ultimate content, timing or effect of healthcare reform legislation or regulation or the impact of potential legislation or regulation on us, particularly in light of the new presidential administration.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, that due to subsequent legislative amendments, will stay in effect through 2030 unless additional Congressional action is taken. However, COVID-19 relief legislation suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2021. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws and other potential legislation may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the Most Favored Nation Model interim final rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business. It is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Our patent rights may not protect our patent protected products and product candidates if competitors devise ways of making products that compete with us without legally infringing our patent rights. For example, our patent rights in tipifarnib are limited in ways that affect our ability to exclude third parties from competing against us. In particular, the patent term for the composition of matter patents covering the API of tipifarnib expired in the United States and countries in Europe in 2016. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. The U.S. PTO issued us several patents directed to the method of treatment of HRAS mutant HNSCC with tipifarnib and corresponding patents have been issued in a number of foreign jurisdictions, including Europe. In addition, the U.S. PTO issued us patents directed to the treatment of HRAS mutant HNSCC with a farnesyl transferase inhibitor and corresponding patents have been issued in a number of foreign jurisdictions, including Europe. The U.S. PTO and several foreign jurisdictions also issued us patents directed to the method of treatment of AITL with tipifarnib and the method of treatment of CXCL12-expressing PTCL or AML with tipifarnib, as well as patents directed to the method of treatment of AITL, and the method of treatment of CXCL12-expressing PTCL or AML with a farnesyl transferase inhibitor.

Although these patents are currently in force, there is no guarantee that a court would agree that any of the patents are valid or enforceable. Further, if a competitor were to develop tipifarnib for use in an indication other than that claimed by the patents, we would not be able to prevent them from marketing tipifarnib for such indication in the United States or other jurisdictions based on our currently issued patents. We are pursuing additional United States and foreign method of treatment patents for tipifarnib and farnesyl transferase inhibitors, however there is no guarantee that any such patents will be granted.

We have issued patents in the United States covering the composition of matter of KO-539 and certain structurally related compounds and methods of using the compounds for treating cancers. Although these patents are currently in force, there is no guarantee that a court would agree that any of the patents are valid or enforceable.

We are pursuing additional U.S. and foreign patents for KO-539; however, there is no guarantee that any such patents will be granted. Patent term extension may be available in the United States to account for regulatory delays in obtaining marketing approval for a product candidate; however, only one patent may be extended per marketed compound.

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

For example, we may collaborate with U.S. and foreign academic and other research institutions to accelerate our discovery and preclinical development work under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such right of first negotiation for intellectual property, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies, which may directly compete with tipifarnib, KO-539 and any other future product candidates. In the case of KO-539, one of our competitors has published preliminary clinical data demonstrating that their inhibitor of the menin-KMT2A interaction was able to drive clinical benefit, including objective responses, in relapsed or refractory patients with KMT2A-rearranged AML. That competitor has received Fast Track Designation from the FDA. If that competitor is able to advance their clinical program more quickly than ours, our commercial opportunity for KO-539 could be reduced.

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

We currently have a limited number of employees, are highly dependent on our Chief Executive Officer and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are a clinical-stage company with a limited operating history, and, as of June 30, 2021, we had 111 full-time employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Our business could be negatively impacted by cyber security threats.*

In the ordinary course of our business, we use our data centers and our networks to store and access our proprietary business information. We are dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies. We face various cyber security threats, including cyber security attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information. Our dependence on technology systems in conducting our business has been underscored as a result of the COVID-19 pandemic and the precautions to control the pandemic. In particular, the COVID-19 pandemic has caused us to modify our business practices, including permitting our office-based employees in the United States and in most of our other key markets to work from home. Changes in how our employees work and access our systems during the current COVID-19 pandemic could lead to additional opportunities for bad actors to launch cyberattacks or for employees to cause inadvertent security risks or incidents. We have implemented procedures and controls, including the use of several information technology tools, to identify, monitor and prevent cyber security threats on our networks and will continue to assess for cybersecurity threats and protective tools. These procedures and controls may not be sufficient to prevent or mitigate cyber security incidents. The result of these incidents, which could be further amplified during the current COVID-19 pandemic, could include disrupted operations, lost opportunities, misstated financial data, liability for stolen assets or information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage. Any remedial costs or other liabilities related to cyber security incidents may not be fully insured or indemnified by other means.

Our business and operations would suffer in the event of system failures.*

Despite the implementation of security measures, our internal computer systems and those of our CROs, collaborators and third-parties on whom we rely are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. As a result of the COVID-19 pandemic and the precautions to control the pandemic, we are increasingly dependent upon technology systems and data to operate our business. In particular, the COVID-19 pandemic has caused us to modify our business practices, including permitting our office-based employees in the United States and in most of our other key markets to work from home. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 through June 30, 2021, were $43.00 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of June 30, 2021, we had 1,316,828 shares of common stock reserved for future issuance under the 2014 Plan, options to purchase up to an aggregate of 6,779,809 shares of common stock outstanding and 182,256 unvested restricted stock units outstanding. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2021, an automatic increase pursuant to the 2014 Plan occurred, resulting in 2,647,764 additional shares available for future grant under the 2014 Plan.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of June 30, 2021, we had 144,285 shares of common stock reserved for future issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2020, the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in 2021. In addition, a warrant to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share was outstanding as of June 30, 2021.

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

•

the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock; and

•

a requirement that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine. These provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims.

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

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Warrant to Purchase Stock issued by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

10.1	Lease Agreement, dated May 11, 2021, by and between the Registrant and BP3-SD5 5510 Morehouse Drive LLC.	X

10.2+	First Amendment to Amended and Restated Executive Employment Agreement, effective as of June 30, 2021, by and between the Registrant and Bridget Martell.	X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

++	Indicates management contract or compensatory plan.

+

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kura Oncology, Inc.
A Delaware corporation

Date: August 5, 2021	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Marc Grasso, M.D.
Marc Grasso, M.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial and Accounting Officer)