Form 10-Q
period 2021-09-30
Kura Oncology, Inc.
filed 2021-11-04
CIK 1422143

say

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of the close of business on November 1, 2021, the registrant had 66,555,775 shares of Common Stock ($0.0001 par value) outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,183	$325,493
Short-term investments	504,262	307,827
Prepaid expenses and other current assets	5,460	3,972
Total current assets	548,905	637,292
Property and equipment, net	2,731	2,021
Restricted cash	210	210
Operating lease right-of-use assets	5,989	6,334
Other long-term assets	3,306	1,355
Total assets	$561,141	$647,212

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$21,926	$23,024
Current portion of long-term debt	—	3,000
Total current liabilities	21,926	26,024
Long-term debt	—	4,250
Long-term operating lease liabilities	5,103	5,638
Other long-term liabilities	356	395
Total liabilities	27,385	36,307
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 66,504 and 66,194 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	934,168	913,354
Accumulated other comprehensive income (loss)	(194)	46
Accumulated deficit	(400,225)	(302,502)
Total stockholders' equity	533,756	610,905
Total liabilities and stockholders' equity	$561,141	$647,212

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating Expenses:
Research and development	$22,367	$16,601	$63,765	$42,873
General and administrative	11,310	7,593	34,455	22,694
Total operating expenses	33,677	24,194	98,220	65,567
Other Income (Expense):
Interest and other income, net	311	571	911	2,535
Interest expense	—	(146)	(414)	(434)
Total other income (expense)	311	425	497	2,101
Net Loss	$(33,366)	$(23,769)	$(97,723)	$(63,466)

Net loss per share, basic and diluted	$(0.50)	$(0.42)	$(1.47)	$(1.24)
Weighted average number of shares used in computing net loss per share, basic and diluted	66,353	56,405	66,285	51,169

Comprehensive Loss:
Net loss	$(33,366)	$(23,769)	$(97,723)	$(63,466)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities and foreign currency	199	(333)	(240)	(107)
Comprehensive Loss	$(33,167)	$(24,102)	$(97,963)	$(63,573)

 See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	66,194	$7	$913,354	$46	$(302,502)	$610,905
Share-based compensation expense	—	—	17,182	—	—	17,182
Issuance of common stock from exercises of options and employee stock purchase plan	310	—	3,632	—	—	3,632
Other comprehensive loss	—	—	—	(240)	—	(240)
Net loss	—	—	—	—	(97,723)	(97,723)
Balance at September 30, 2021	66,504	$7	$934,168	$(194)	$(400,225)	$533,756

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2021	66,296	$7	$925,796	$(393)	$(366,859)	$558,551
Share-based compensation expense	—	—	6,114	—	—	6,114
Issuance of common stock from exercises of options	208	—	2,258	—	—	2,258
Other comprehensive income	—	—	—	199	—	199
Net loss	—	—	—	—	(33,366)	(33,366)
Balance at September 30, 2021	66,504	$7	$934,168	$(194)	$(400,225)	$533,756

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	45,384	$5	$431,322	$331	$(212,877)	$218,781
Issuance of common stock, net of offering costs	10,465	1	134,923	—	—	134,924
Share-based compensation expense	—	—	9,065	—	—	9,065
Issuance of common stock from exercises of options and employee stock purchase plan	778	—	7,298	—	—	7,298
Other comprehensive loss	—	—	—	(107)	—	(107)
Net loss	—	—	—	—	(63,466)	(63,466)
Balance at September 30, 2020	56,627	$6	$582,608	$224	$(276,343)	$306,495

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2020	56,214	$6	$574,385	$557	$(252,574)	$322,374
Share-based compensation expense	—	—	3,360	—	—	3,360
Issuance of common stock from exercises of options	413	—	4,863	—	—	4,863
Other comprehensive loss	—	—	—	(333)	—	(333)
Net loss	—	—	—	—	(23,769)	(23,769)
Balance at September 30, 2020	56,627	$6	$582,608	$224	$(276,343)	$306,495

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Operating Activities
Net loss	$(97,723)	$(63,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	17,182	9,065
Non-cash interest expense	399	—
Loss on extinguishment of debt	212	—
Depreciation expense	392	86
Amortization of premium and accretion of discounts on marketable securities, net	3,175	42
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,488)	(237)
Other long-term assets	(746)	832
Accounts payable and accrued expenses	(2,549)	1,993
Other long-term liabilities	(39)	163
Net cash used in operating activities	(81,185)	(51,522)

Investing Activities
Purchases of marketable securities	(429,320)	(192,943)
Maturities of marketable securities	229,469	155,093
Purchases of property and equipment	(1,045)	(1,896)
Net cash used in investing activities	(200,896)	(39,746)

Financing Activities
Repayment of long-term debt	(7,250)	—
Payment of fees related to extinguishment of debt	(611)	—
Proceeds from exercises of stock options and purchases under employee stock purchase plan	3,632	7,298
Proceeds from issuance of common stock, net	—	135,000
Net cash (used in) provided by financing activities	(4,229)	142,298
Net (decrease) increase in cash, cash equivalents and restricted cash	(286,310)	51,030
Cash, cash equivalents and restricted cash at beginning of period	325,703	26,135
Cash, cash equivalents and restricted cash at end of period	$39,393	$77,165

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

Restricted Cash

Under the terms of an office lease entered into in March 2020, we are required to maintain a standby letter of credit during the term of the lease. As of September 30, 2021, restricted cash of $0.2 million was pledged as collateral for the letter of credit.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed balance sheets that sum to the total of the amounts shown in the unaudited condensed statements of cash flows, in thousands:

	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Cash and cash equivalents	$39,183	$325,493	$76,955	$26,135
Restricted cash	210	210	210	—
Total	$39,393	$325,703	$77,165	$26,135

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period determined using the treasury-stock method. Common stock equivalents outstanding are comprised of stock options, restricted stock units, a warrant and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Because of our net loss for the three and nine months ended September 30, 2021 and 2020, common stock equivalents outstanding at September 30, 2021 and 2020 totaling approximately 6,950,000 and 5,178,000, respectively, were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive.

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

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		September 30, 2021
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$32,228	$—	$—	$32,228

Short-term investments:
Corporate debt securities	3 or less	199,250	40	(126)	199,164
U.S. Treasury securities	3 or less	143,635	38	(92)	143,581
Commercial paper	1 or less	129,418	—	—	129,418
Non-U.S. government and supranational debt securities	3 or less	23,151	—	(30)	23,121
U.S. Agency bonds	2 or less	8,993	—	(15)	8,978
Total short-term investments		504,447	78	(263)	504,262
Total		$536,675	$78	$(263)	$536,490

		December 31, 2020
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$311,239	$—	$—	$311,239
Commercial paper	1 or less	5,998	—	—	5,998
Total cash equivalents		317,237	—	—	317,237

Short-term investments:
Corporate debt securities	2 or less	113,020	36	(36)	113,020
U.S. Treasury securities	1 or less	88,409	50	(2)	88,457
Commercial paper	1 or less	106,350	—	—	106,350
Total short-term investments		307,779	86	(38)	307,827
Total		$625,016	$86	$(38)	$625,064

Short-term investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of September 30, 2021 and December 31, 2020, short-term investments of $320.9 million and $242.6 million, respectively, had maturities less than one year, and short-term investments of $183.4 million and $65.2 million, respectively, had maturities between one to three years. We had no realized gains or losses for the three and nine months ended September 30, 2021.

As of September 30, 2021, 22 available-for-sale debt securities with a fair market value of $200.2 million were in gross unrealized loss positions, none of which were in such position for greater than 12 months. We do not intend to sell these available-for-sale debt securities, and it is not more likely than not that we will be required to sell these securities prior to recovery of their amortized cost basis. Based on our review of these available-for-sale debt securities, none of the unrealized losses is the result of a credit loss. As such, we have no allowance for credit losses as of September 30, 2021 and December 31, 2020. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss).

4. Fair Value Measurements

As of September 30, 2021 and December 31, 2020, we had cash equivalents and short-term investments measured at fair value on a recurring basis.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	September 30, 2021
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$32,228	$32,228	$—

Short-term investments:
Corporate debt securities	199,164	—	199,164
U.S. Treasury securities	143,581	143,581	—
Commercial paper	129,418	—	129,418
Non-U.S. government and supranational debt securities	23,121	—	23,121
U.S. Agency bonds	8,978	—	8,978
Total short-term investments	504,262	143,581	360,681
Total	$536,490	$175,809	$360,681

	December 31, 2020
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$311,239	$311,239	$—
Commercial paper	5,998	—	5,998
Total cash equivalents	317,237	311,239	5,998

Short-term investments:
Corporate debt securities	113,020	—	113,020
U.S. Treasury securities	88,457	88,457	—
Commercial paper	106,350	—	106,350
Total short-term investments	307,827	88,457	219,370
Total	$625,064	$399,696	$225,368

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	September 30, 2021	December 31, 2020
Leasehold improvements	$1,532	$1,169
Furniture and fixtures	1,016	862
Laboratory and computer equipment	861	276
Property and equipment, gross	3,409	2,307
Less: accumulated depreciation	(678)	(286)
Property and equipment, net	$2,731	$2,021

Accounts payable and accrued expenses consisted of the following, in thousands:

	September 30, 2021	December 31, 2020
Accounts payable	$2,875	$2,753
Accrued clinical trial research and development expenses	1,923	4,080
Accrued other research and development expenses	7,158	5,581
Accrued compensation and benefits	6,436	7,016
Operating lease liability, current portion	2,250	2,089
Other accrued expenses	1,284	1,505
Total accounts payable and accrued expenses	$21,926	$23,024

6. Long-Term Debt

In November 2018, we entered into a loan and security agreement with Silicon Valley Bank, or the SVB Loan Agreement, providing for up to $20.0 million in a series of term loans. Upon entering into the SVB Loan Agreement, we borrowed $7.5 million, or the Term Loan. The Term Loan had a scheduled maturity date of May 1, 2023. In May 2021, we paid $6.6 million to repay all amounts owed under the Term Loan, which included a final payment of $0.6 million, representing 7.75% of the Term Loan which was being accrued through interest expense using the effective interest method, and a prepayment fee of $30,000. In accordance with ASC 470-50, Debt Modifications and Extinguishments, we accounted for the transaction as an extinguishment of debt. Accordingly, we recorded a loss of approximately $0.2 million in the second quarter of 2021, which is included in interest expense on the unaudited condensed statements of operations and comprehensive loss for the nine months ended September 30, 2021.

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

In May 2020, we entered into a two-year sublease agreement, or the Sublease, for certain designated lab space in San Diego, California. The Sublease commenced on June 9, 2020. In May 2021, the Sublease was amended to shorten the lease term and increase the monthly base rent from approximately $12,500 to approximately $16,000 effective June 2021. The lease expired on August 9, 2021. We were not obligated to pay for common area maintenance and other costs. We recorded an operating lease ROU asset and operating lease liability of approximately $0.3 million on our unaudited condensed balance sheet on the lease commencement date during the quarter ended June 30, 2020.

In May 2021, we entered into an operating lease agreement for lab and office space in San Diego, California, or the Morehouse Lease, which commenced on August 10, 2021 and expires on August 31, 2025. Under the terms of the Morehouse Lease, the monthly base rent is approximately $24,000 for the first year, subject to an annual fixed percentage increase of 3% each year. The Morehouse Lease provided approximately $106,000 in reimbursements for allowable tenant improvements, which effectively reduced the total lease payments owed for the Morehouse Lease. We are obligated to pay for common area maintenance and other costs associated with the Morehouse Lease. For accounting purposes, the lease commencement date was determined to be July 2021 when we had control of the lab and office space. We recorded an operating lease ROU asset and operating lease liability of approximately $1.0 million on our unaudited condensed balance sheet on the lease commencement date during the quarter ended September 30, 2021.

Maturities of lease liabilities as of September 30, 2021 are as follows, in thousands:

Year Ending December 31,
2021 (remaining)	$572
2022	2,319
2023	2,375
2024	1,863
2025	929
Total lease payments	8,058
Less: imputed interest	(705)
Total operating lease liabilities	$7,353

As of September 30, 2021 and December 31, 2020, total operating lease ROU assets were $6.0 million and $6.3 million, respectively. As of September 30, 2021, total operating lease liabilities were $7.4 million, of which $5.1 million were recorded as long-term lease liabilities. As of December 31, 2020, total operating lease liabilities were $7.7 million, of which $5.6 million were recorded as long-term lease liabilities. As of September 30, 2021 and December 31, 2020, the weighted-average discount rate was 5.5%, and the weighted-average remaining lease term was 3.5 years and 4.1 years, respectively.

Total cash paid for amounts included in the measurement of operating lease liabilities, net of tenant improvement reimbursements, was $1.5 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively. ROU assets obtained in exchange for operating lease liabilities were $1.0 million and $7.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Total operating lease expense for the three months ended September 30, 2021 and 2020 was approximately $0.5 million in both periods. Total operating lease expense for the nine months ended September 30, 2021 and 2020 was approximately $1.5 million and $1.2 million, respectively. We have also entered into short-term operating leases which expired in 2020 that are not recorded on the unaudited condensed balance sheets. Total rent expense for the three months ended September 30, 2021 and 2020 was approximately $0.5 million in both periods. Total rent expense for the nine months ended September 30, 2021 and 2020 was approximately $1.5 million and $1.4 million, respectively.

8. Share-Based Compensation

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$2,059	$1,003	$5,277	$2,618
General and administrative	4,055	2,357	11,905	6,447
Total share-based compensation expense	$6,114	$3,360	$17,182	$9,065

During 2021, we began issuing restricted stock units, or RSUs. As of September 30, 2021, unrecognized estimated compensation expense related to stock options and RSUs was approximately $55.0 million and $4.4 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.6 years and 3.3 years, respectively.

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

References to “we,” “us” and “our” refer to Kura Oncology, Inc.

Overview

We are a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates that target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes, and we intend to pair them with molecular or cellular diagnostics to identify those patients most likely to respond to treatment. We presently have two clinical-stage product candidates, tipifarnib and KO-539, one preclinical-stage product candidate, KO-2806, currently in investigational new drug-enabling studies, as well as additional programs that are at a discovery stage. We own global commercial rights to all of our programs and product candidates. We plan to advance our product candidates through a combination of internal development and strategic partnerships while maintaining significant development and commercial rights.

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

Our most advanced solid tumor indication for tipifarnib is in patients with head and neck squamous cell carcinoma, or HNSCC, that carry mutations in the HRAS gene. We are conducting a global, multi-center, open-label, non-comparative registration-directed clinical trial of tipifarnib in HRAS mutant HNSCC designed with two cohorts: a treatment cohort, which we call AIM-HN, and a prospective observational cohort, which we call SEQ-HN.

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

In addition to evaluating tipifarnib as a monotherapy in patients with recurrent or metastatic HRAS mutant HNSCC, we have been evaluating the use of tipifarnib in combination with other oncology therapies to address larger patient populations and to pursue earlier lines of therapy. Among these potential combinations, we have prioritized the combination of tipifarnib and an inhibitor of the PI3 kinase alpha enzyme for clinical evaluation in patients with biomarker-defined subsets of HNSCC. On July 6, 2021, we announced a clinical collaboration with Novartis Pharma AG, or Novartis, to evaluate the combination of tipifarnib and alpelisib, a PI3 kinase alpha inhibitor, in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification. We plan to commence a Phase 1/2 open-label, biomarker-defined cohort study, which we call the KURRENT trial, in the fourth quarter of 2021 to evaluate the safety and tolerability of the combination, determine the recommended dose and schedule for the combination, and assess early antitumor activity of the combination for the treatment of such patients. Under the terms of our collaboration agreement with Novartis, we will sponsor the KURRENT trial and supply tipifarnib, and Novartis will supply alpelisib.

We believe tipifarnib also has potential to drive clinical benefit in patients with peripheral T-cell lymphomas, or PTCL, including patients with angioimmunoblastic T-cell lymphoma, or AITL, as well as other subtypes of PTCL.  We anticipate that clinical data from our Phase 2 study in patients with relapsed and/or refractory PTCL will be presented at the 2021 American Society of Hematology Annual Meeting.

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

Liquidity Overview

As of September 30, 2021, we had cash, cash equivalents and short-term investments of $543.4 million. We have an at-the-market issuance sales agreement with SVB Leerink LLC and Stifel, Nicolaus & Company, Incorporated, or ATM facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million. We have not yet sold any shares of our common stock under the ATM facility. To date, we have not generated any revenues from product sales, and we do not have any approved products. Since our inception, we have funded our operations primarily through equity and debt financings. We anticipate that we will require significant additional financing in the future to continue to fund our operations as discussed more fully below under the heading “Liquidity and Capital Resources.”

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of September 30, 2021, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Results of Operations

The following table sets forth our results of operations for the periods presented, in thousands:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2021	2020	Change	2021	2020	Change
Research and development expenses	$22,367	$16,601	$5,766	$63,765	$42,873	$20,892
General and administrative expenses	11,310	7,593	3,717	34,455	22,694	11,761
Other income (expense), net	311	425	(114)	497	2,101	(1,604)

Comparison of the Three Months Ended September 30, 2021 and 2020

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended
	September 30,
	2021	2020	Change
Tipifarnib-related costs	$7,007	$7,043	$(36)
KO-539-related costs	6,399	2,397	4,002
Discovery stage programs	994	500	494
Personnel costs and other expenses	5,908	5,658	250
Share-based compensation expense	2,059	1,003	1,056
Total research and development expenses	$22,367	$16,601	$5,766

The increase in KO-539-related research and development expenses for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to increases in costs related to our Phase 1/2 clinical trial of KO-539 which was initiated in September 2019 and manufacturing development activities. The increase in discovery stage program research and development expenses for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to increased research activities for new programs. Personnel costs and other expenses include employee salaries and related expenses, facilities expenses, overhead expenses and costs related to the terminated ERK inhibitor program. We expect our research and development expenses to increase in future periods as we continue clinical development activities for tipifarnib and KO-539.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to increases of $1.7 million in non-cash share-based compensation expense, $0.9 million in professional fees and $0.8 million in personnel costs due to additional headcount. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Other income (expense), net. The decrease in other income (expense), net for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to a decrease in interest income.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Nine Months Ended
	September 30,
	2021	2020	Change
Tipifarnib-related costs	$24,729	$19,907	$4,822
KO-539-related costs	14,461	3,841	10,620
Discovery stage programs	2,830	1,353	1,477
Personnel costs and other expenses	16,468	15,154	1,314
Share-based compensation expense	5,277	2,618	2,659
Total research and development expenses	$63,765	$42,873	$20,892

The increase in tipifarnib-related research and development expenses for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to increases in companion diagnostics development activities, patient screening costs and other clinical costs related to our registration-directed trial of tipifarnib. The increase in KO-539-related research and development expenses for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to increases in costs related to our Phase 1/2 clinical trial of KO-539 which was initiated in September 2019 and manufacturing development activities. The increase in discovery stage program research and development expenses for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to increased research activities for new programs. The increase in personnel costs and other expenses for the nine months ended September 30, 2021 compared to the same period in 2020 was to support our registration-directed clinical trial of tipifarnib and Phase 1/2 clinical trial of KO-539, partially offset by a reduction in costs due to the termination of the ERK inhibitor program in 2020. Personnel costs and other expenses include employee salaries and related expenses, facilities expenses, overhead expenses and costs related to the terminated ERK inhibitor program.

General and Administrative Expenses. The increase in general and administrative expenses for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to increases of $5.5 million in non-cash share-based compensation expense, $4.1 million in personnel costs due to additional headcount and $1.3 million in professional fees.

Other income (expense), net. The decrease in other income (expense), net for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to a decrease in interest income.

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

We have incurred operating losses and negative cash flows from operating activities since inception. As of September 30, 2021, we had an accumulated deficit of $400.2 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of September 30, 2021, we had cash, cash equivalents and short-term investments of $543.4 million. Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2024. Our future capital requirements will depend on many factors, including:

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

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Nine Months Ended
	September 30,
	2021	2020	Change
Net cash used in operating activities	$(81,185)	$(51,522)	$(29,663)
Net cash used in investing activities	(200,896)	(39,746)	(161,150)
Net cash (used in) provided by financing activities	(4,229)	142,298	(146,527)

Operating Activities. The increase in net cash used in operating activities for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to the increase of $34.3 million in net loss, $4.5 million in changes in accounts payable and accrued expenses, $1.6 million in changes in other long-term assets and $1.3 million in changes in prepaid expenses and other current assets, partially offset by increases of $8.1 million in non-cash share-based compensation expense and $3.1 million in amortization of premiums and accretion of discounts on marketable securities, net.

Investing Activities. The increase in net cash used in investing activities for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to an increase of $236.4 million in purchases of marketable securities, partially offset by an increase of $74.4 million in maturities of marketable securities and a decrease of $0.9 million in purchases of property and equipment.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2021 primarily related to the repayment of all amounts owed under our prior term loan facility with Silicon Valley Bank, including a final payment and prepayment fees, totaling $7.9 million, partially offset by proceeds of $3.6 million from exercises of stock options and purchases under our employee stock purchase plan. Net cash provided by financing activities for the nine months ended September 30, 2020 consisted of proceeds of $135.0 million from our sale of common stock from our public offering in May 2020 and $7.3 million from exercises of stock options and purchases under our employee stock purchase plan.

Contractual Obligations

The following is a summary of our significant contractual obligations as of September 30, 2021, in thousands:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases(1)	$8,058	$2,305	$4,551	$1,202	$—

______________________

(1)	Future minimum lease payments under our office and lab leases in San Diego, California and Boston, Massachusetts.

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

Excluded from the table above are milestone or contractual payment obligations contingent upon the achievement of certain milestones or events if the amount and timing of such obligations are unknown or uncertain. Our in-license agreements are cancelable by us with written notice within 180 days or less. We may be required to pay up to approximately $80.1 million in milestone payments, plus sales royalties, in the event that regulatory and commercial milestones under the in-license agreements are achieved.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in money market funds, corporate debt securities, U.S. Treasury securities, commercial paper, non-U.S. government debt securities, supranational debt securities and U.S. Agency bonds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the unaudited condensed statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on September 30, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

We also may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidate under trial including the number and frequency of trial required procedures and tests, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. For example, with the approvals of immune therapy agents nivolumab and pembrolizumab, many HNSCC patients are now being treated with one of these agents in the first line in combination with chemotherapy and after failure of first-line treatments such as chemotherapy and/or cetuximab. If patients receiving immune therapy, or the physicians treating them, are unwilling or unable to participate in our studies for any reason, or if such patients experience positive results from such agents resulting in longer times to disease progression than originally anticipated, the timeline for recruiting patients, conducting studies, and obtaining regulatory approval of potential products may be delayed or we may not be able to successfully complete our studies. Further, if patients do not comply with clinical trial process and procedure and, for example, drop out, miss scheduled doses or follow-up visits, or fail to follow trial protocols, then the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities.

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

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.*

The risk of failure for our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive preclinical and clinical testing to demonstrate the safety and efficacy of our product candidates in humans. This testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. For example, the preliminary data we have presented from our positive Phase 2 clinical trial of tipifarnib in HRAS mutant HNSCC may not predict the results of AIM-HN or any other later-stage clinical trials we may conduct. The primary endpoint of AIM-HN is ORR as determined using RECIST 1.1 criteria and as determined by independent radiological review. Independent radiological review refers to a formal process whereby third-party radiologists who are not affiliated with the drug development program are engaged to provide an independent assessment of the primary radiological images. All of our patient responses disclosed to date in our ongoing Phase 2 proof-of-concept clinical trial in HRAS mutant HNSCC have been assessed by the trial investigators. In contrast to independent radiology review, investigator assessed response is performed by investigators or their affiliated radiology colleagues who may be aware of the trial treatment, patient history or other information that could impact their choices in applying the rules and conventions of RECIST 1.1. Conversely, independent radiology reviewers have limited access to non-radiographic clinical information or other ancillary information, which could have informed their application of RECIST 1.1 response rules. The published literature demonstrates a consistent decrease in response rate when investigator assessed response rates are verified by independent radiology review. Furthermore, HNSCC lesions are difficult to assess due to the complexity of the anatomic locations. For AIM-HN we will be identifying trial subjects with measurable disease that meets criteria for RECIST 1.1 target lesions by local radiology review. This may further reduce the number of subjects eligible to join AIM-HN within the small pool of HRAS mutant HNSCC patients.

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

We are currently conducting the Phase 1b portion of our Phase 1/2 clinical trial to evaluate KO-539 in relapsed or refractory AML. Any observed, drug-related side effects could affect the ability of patients to tolerate potentially therapeutically effective doses of the drug, which in turn could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Additionally, if results of our ongoing or planned clinical trials for tipifarnib or KO-539 reveal an unacceptable frequency and severity of serious adverse events or side effects, our trials could be suspended or terminated and the FDA or comparable foreign regulatory agencies could require us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Many compounds developed in the biopharmaceutical industry that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of those compounds. Any of these occurrences may significantly harm our business, financial condition and prospects.

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

We are a clinical-stage company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical, clinical and regulatory development of our product candidates and conducting pre-commercial and diagnostic related activities for our product candidates. We have not yet demonstrated our ability to successfully complete clinical trials or the development of companion diagnostics in support of FDA approval, obtain marketing approvals, manufacture a product at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Medicines, on average, take 10 to 15 years to be developed from the time they are discovered to the time they receive marketing approval. Consequently, any predictions you make about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

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

We depend on third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.*

We do not own or operate facilities for the manufacture of our product candidates and we currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of clinical supplies of tipifarnib and KO-539 for preclinical and clinical testing. We expect to rely on third parties as well for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We also expect to rely on other third parties to package and label the drug product as well as to store and distribute drug supplies for our clinical trials.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. Certain changes to the ACA, such as the removal of the ACA’s individual health insurance mandate by federal tax legislation, a delay in the implementation of certain ACA-mandated fees, and other changes to the ACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” were recently enacted or implemented, and the effect of these changes is unknown. Furthermore, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. We cannot predict the ultimate content, timing or effect of healthcare reform legislation or regulation or the impact of potential legislation or regulation on us, particularly in light of the new presidential administration.

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

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation Model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business. It is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Our patent rights may not protect our patent protected products and product candidates if competitors devise ways of making products that compete with us without legally infringing our patent rights. For example, our patent rights in tipifarnib are limited in ways that affect our ability to exclude third parties from competing against us. In particular, the patent term for the composition of matter patents covering the API of tipifarnib expired in the United States and countries in Europe in 2016. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. The U.S. PTO issued us several patents directed to the method of treatment of HRAS mutant HNSCC with tipifarnib and corresponding patents have been issued in a number of foreign jurisdictions, including Europe. In addition, the U.S. PTO issued us patents directed to the treatment of HRAS mutant HNSCC with a farnesyl transferase inhibitor and corresponding patents have been issued in a number of foreign jurisdictions, including Europe.The U.S. PTO and several foreign jurisdictions also issued us patents directed to the method of treatment of AITL with tipifarnib and the method of treatment of CXCL12-expressing PTCL or AML with tipifarnib, as well as patents directed to the method of treatment of AITL, and the method of treatment of CXCL12-expressing PTCL or AML with a farnesyl transferase inhibitor.

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

We have in-licensed from Janssen the use, development and commercialization rights in all indications other than virology, for our lead product candidate, tipifarnib. We have also in-licensed rights to KO-539 and other compounds in our menin-KMT2A program from the University of Michigan. Additionally, we have an exclusive worldwide license from Memorial Sloan Kettering Cancer Center to a patent family pertaining to a method of use of tipifarnib. As a result, our current business plans are dependent upon our satisfaction of certain conditions to the maintenance of the Janssen agreement and the rights we license under it and our other in-license agreements. The Janssen license agreement and the University of Michigan license agreement each provides that we are subject to diligence obligations relating to the commercialization and development of the respective product candidates, milestone payments, royalty payments and other obligations. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of our license agreement with Janssen, or University of Michigan, or any of our other license agreements or license agreements we may enter into on which our business or product candidates are dependent, Janssen, University of Michigan or other licensors may have the right to terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain product candidates. The loss of the rights licensed to us under our license agreement with Janssen, or University of Michigan, or our other license agreements or any future license agreement that we may enter granting us rights on which our business or product candidates are dependent, would eliminate our ability to further develop the applicable product candidates and would materially harm our business, prospects, financial condition and results of operations.

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

We may not be successful in obtaining or maintaining necessary rights for our development pipeline through acquisitions and in-licenses.*

Presently we have rights to intellectual property under an exclusive license from Janssen to develop tipifarnib in all fields other than virology, an exclusive worldwide license from the University of Michigan for all therapeutic indications for KO-539 and other compounds in our menin-KMT2A program and an exclusive worldwide license from Memorial Sloan Kettering Cancer Center to a patent family pertaining to a method of use of tipifarnib. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. Additionally, a companion diagnostic may require that we or a third-party collaborator developing the diagnostic acquire proprietary rights held by third parties, which may not be available. We may be unable to acquire or in-license any compositions, methods of use, or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies, which may directly compete with tipifarnib, KO-539 and any other future product candidates. In the case of KO-539, one of our competitors has published preliminary clinical data demonstrating that their inhibitor of the menin-KMT2A interaction was able to drive clinical benefit, including objective responses, in relapsed or refractory patients with KMT2A-rearranged AML. That competitor has received Fast Track Designation from the FDA. If any competitor is able to advance their clinical program more quickly than ours, our commercial opportunity for KO-539 could be reduced.

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

We currently have a limited number of employees, are highly dependent on our Chief Executive Officer and our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are a clinical-stage company with a limited operating history, and, as of September 30, 2021, we had 116 full-time employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Our business and operations would suffer in the event of system failures.*

Despite the implementation of security measures, our internal computer systems and those of our CROs, collaborators and third parties on whom we rely are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. As a result of the COVID-19 pandemic and the precautions to control the pandemic, we are increasingly dependent upon technology systems and data to operate our business. In particular, the COVID-19 pandemic has caused us to modify our business practices, including permitting our office-based employees in the United States and in most of our other key markets to work from home. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 through September 30, 2021, were $43.00 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of September 30, 2021, we had 1,172,524 shares of common stock reserved for future issuance under the 2014 Plan, options to purchase up to an aggregate of 6,735,278 shares of common stock outstanding and 162,456 unvested restricted stock units outstanding. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2021, an automatic increase pursuant to the 2014 Plan occurred, resulting in 2,647,764 additional shares available for future grant under the 2014 Plan.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of September 30, 2021, we had 144,285 shares of common stock reserved for future issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2020, the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in 2021. In addition, a warrant to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share was outstanding as of September 30, 2021.

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

Kura Oncology, Inc.
A Delaware corporation

Date: November 4, 2021	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Marc Grasso, M.D.
Marc Grasso, M.D.
Chief Financial Officer and Chief Business Officer
(Principal Financial and Accounting Officer)