Form 10-K
period 2021-12-31
Kura Oncology, Inc.
filed 2022-02-24
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting of common equity held by non-affiliates of the registrant was approximately $1.3 billion as of June 30, 2021 based on the closing price of $20.85 as reported on the Nasdaq Global Select Market on such date. Shares of the registrant’s common stock held by executive officers, directors, and their affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of February 18, 2022 was 66,614,279 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2021.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	New York, NY USA

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

Unless the context requires otherwise, references in this Annual Report to “we,” “us” and “our” refer to Kura Oncology, Inc. In addition, our use of the word “including” in this Annual Report is not intended to be exhaustive but instead is intended to mean “including, without limitation.”

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
•
We are highly dependent on the success of our lead product candidates, ziftomenib and tipifarnib, which are still in clinical development, and we cannot give any assurance that they or any of our other product candidates will receive regulatory approval, which is necessary before they can be commercialized.
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
•
Failure by us or our third-party collaborators to develop, validate and obtain regulatory approval for a diagnostic testing platform could harm our drug development strategy and operational results.
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
•
We currently have a limited number of employees, and are highly dependent on our Chief Executive Officer. Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
•
Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.
•
The price of our common stock may be volatile and may be influenced by numerous factors, some of which are beyond our control.

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates that target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes, and we intend to pair them with molecular or cellular diagnostics to identify those patients most likely to respond to treatment. We presently have two clinical-stage product candidates, ziftomenib (ziftomenib is the international nonproprietary name for KO-539) and tipifarnib, one preclinical-stage product candidate, KO-2806, currently in investigational new drug, or IND, -enabling studies, as well as additional programs that are at a discovery stage. We own global commercial rights to all of our programs and product candidates. We plan to advance our product candidates through a combination of internal development and strategic partnerships while maintaining significant development and commercial rights.

Our first product candidate, ziftomenib, is a potent, selective, reversible and oral small molecule inhibitor which blocks the interaction of two proteins, menin and the protein expressed by the Lysine K-specific Methyl Transferase 2A gene, or KMT2A (formerly referred to as the mixed-lineage leukemia 1 gene). We have generated preclinical data that support the potential anti-tumor activity of ziftomenib in genetically defined subsets of acute leukemia, including those with rearrangements or partial tandem duplications in the KMT2A gene as well as those with oncogenic driver mutations in genes such as nucleophosmin 1, or NPM1. Our preclinical data support the hypothesis that ziftomenib targets epigenetic dysregulation and removes a key block to cellular differentiation to drive anti-tumor activity. We believe ziftomenib has the potential to address approximately 35% of acute myeloid leukemia, or AML, including NPM1-mutant AML and KMT2A-rearranged AML. In the pediatric population, KMT2A-rearranged leukemias make up approximately 10% of acute leukemias in all age groups and in the case of infant leukemias, the frequency of KMT2A rearrangements is 70–80%. These pediatric leukemia sub-types portend a poorer prognosis and five-year survival rate that is lower than other leukemia sub-types and therefore represent a significant unmet medical need given the lack of curative therapeutic options.

We received orphan drug designation for ziftomenib for the treatment of AML from the U.S. Food and Drug Administration, or the FDA, in July 2019. We initiated our menin-KMT2A Phase 1/2 clinical trial of ziftomenib in relapsed or refractory AML which we call the Kura Oncology MEnin-KMT2A Trial, or KOMET-001, in September 2019. The Phase 1a dose escalation portion of the KOMET-001 trial used an accelerated design and the Phase 1b portion of the study seeks to validate a recommended Phase 2 dose and schedule, or RP2D.

On December 5, 2020, we announced preliminary results from our KOMET-001 trial at an oral presentation at the 2020 American Society of Hematology Annual Meeting, or ASH. As of the data cutoff date for the ASH presentation, November 2, 2020, the trial had enrolled 12 patients with relapsed or refractory AML, of whom ten were evaluable for safety and tolerability and eight were evaluable for efficacy. Clinical or biological activity was reported in six of the eight efficacy-evaluable patients, including two patients achieving a complete remission, one patient achieving a morphological leukemia-free state, and one patient experiencing a marked decrease in hydroxyurea requirements and having attained peripheral blood count stabilization. As presented at ASH, ziftomenib has been well tolerated with a manageable safety profile to date. As of the data cutoff date, no drug discontinuations due to treatment-related adverse events and no evidence of QTc prolongation were reported. Treatment related adverse effects (grade ³ 3) were reported to include pancreatitis, increased lipase, decreased neutrophil count, tumor lysis syndrome and deep venous thrombosis.

On May 6, 2021, we reported that we amended the KOMET-001 trial protocol to include two Phase 1b expansion cohorts at doses that cleared the safety threshold in dose escalation. The Phase 1b portion of the study is designed to determine the lowest dose of ziftomenib that provides maximum biologic and clinical effect, consistent with guidance from the FDA relating to targeted oncology therapies, known as Project Optimus.

On June 24, 2021, we reported that we dosed our first patient in the Phase 1b expansion cohorts. Each cohort – a lower dose (200 mg) and a higher dose (600 mg) – is comprised of NPM1-mutant and KMT2A-rearranged relapsed/refractory AML patients. Both doses demonstrated preliminary evidence of activity and safety and were determined to be well tolerated in the

Phase 1a portion of the study. We expect to enroll 12 evaluable patients in each cohort and assess those patients for safety and tolerability, pharmacokinetics and efficacy in order to determine the RP2D. The study protocol gives us the flexibility to enroll up to 30 patients in the selected cohort while we transition into the registration-directed portion of the study. We believe data from all patients treated at the RP2D will contribute to the registrational patient population.

Pending determination of the RP2D, we are preparing to conduct a comprehensive clinical development plan for ziftomenib, aimed at broadening the opportunity to develop treatments for patients with acute leukemias. Additional development opportunities include combination studies, other genetic subtypes, a pediatric development strategy and other indications, such as acute lymphocytic leukemia and myelodysplastic syndrome.

On November 24, 2021, we reported that the FDA had placed the KOMET-001 trial on a partial clinical hold. The partial clinical hold was initiated following our report to the FDA of a Grade 5 serious adverse event potentially associated with differentiation syndrome, a known adverse event related to differentiating agents in the treatment of AML. Patients who were enrolled in the Phase 1b expansion cohorts at the time of the partial clinical hold were permitted to continue to receive ziftomenib, although no additional patients were to be enrolled until the partial clinical hold was lifted. On January 20, 2022, we announced that the FDA had lifted the partial clinical hold on the KOMET-001 trial following agreement on our mitigation strategy for differentiation syndrome, and that the study would resume screening and enrollment of new patients. We anticipate completing enrollment in the Phase 1b expansion cohorts of the KOMET-001 trial in the second quarter of 2022, and identifying the RP2D and reporting top-line data in the third quarter of 2022.

On December 13, 2021, we reported the presentation of preclinical data for ziftomenib and its potential for synergistic activity in combination with the BCL2 inhibitor venetoclax, a current standard of care in the treatment of patients with AML. These data confirm that treatment with ziftomenib drives dose-dependent induction of growth inhibition, differentiation and loss of viability of AML cells with KMT2A rearrangements or NPM1 mutations, while also reducing key protein levels such as MEIS1, FLT3 and BCL2 and menin itself. In addition, the new findings show that co-treatment with ziftomenib and venetoclax induces synergistic activity in patient-derived AML cells expressing KMT2A rearrangements or NPM1 mutations, with or without mutant FLT3 expression, and prolongs survival in an aggressive disseminated model of KMT2A-rearranged, FLT3-mutant AML.

Our second product candidate, tipifarnib, is a potent, selective and orally bioavailable inhibitor of farnesyl transferase that has been previously studied in more than 5,000 cancer patients and demonstrated compelling and durable anti-cancer activity in certain patients with a manageable side effect profile. We are currently evaluating tipifarnib in multiple solid tumor and hematologic indications.

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

In July 2020, we amended the AIM-HN trial protocol to enable enrollment of patients with any HRAS mutation, in addition to patients with a high HRAS variant allele frequency, in order to assess the potential for clinical benefit in the overall HRAS mutant HNSCC population. We also introduced a number of modifications to the protocol that seek to enable us to enroll patients in the study more efficiently as well as modifications that we believe better reflect the evolving standards of care for recurrent/metastatic HNSCC. While these amendments do not change the primary outcome measure of an objective response rate, or ORR, in patients with high HRAS mutant variant allele frequency, the modifications will require us to enroll an increased number of evaluable HNSCC patients. As a result of the COVID-19 pandemic and the additional patients required for the trial, we anticipate we will continue to face delays in our timelines and milestones for the AIM-HN trial and, accordingly, are unable to reasonably forecast at this time when our AIM-HN trial will become fully enrolled.

On February 24, 2021, we announced that tipifarnib was granted Breakthrough Therapy Designation from the FDA for the treatment of patients with recurrent or metastatic HRAS mutant HNSCC with variant allele frequency ≥ 20% after disease progression on platinum-based chemotherapy. The Breakthrough Therapy Designation is based upon data from our Phase 2 RUN-HN trial, which was published in the Journal of Clinical Oncology on June 10, 2021.

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

On July 6, 2021, we announced a clinical collaboration with Novartis Pharma AG, or Novartis, to evaluate the combination of tipifarnib and alpelisib, a PI3 kinase alpha inhibitor, in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification. In the fourth quarter of 2021, we commenced a Phase 1/2 open-label, biomarker-defined cohort study, which we call the KURRENT trial, to evaluate the safety and tolerability of the combination, determine the recommended dose and schedule for the combination, and assess early antitumor activity of the combination for the treatment of such patients. Under the terms of our collaboration agreement with Novartis, we sponsor the KURRENT trial and supply tipifarnib, and Novartis supplies alpelisib. On December 16, 2021, we announced dose administration for the first patient in KURRENT.

We believe tipifarnib also has potential to drive clinical benefit in patients with peripheral T-cell lymphomas, or PTCL, including patients with angioimmunoblastic T-cell lymphoma, or AITL, as well as other subtypes of PTCL. We presented clinical data from our Phase 2 study in patients with relapsed and/or refractory PTCL at the 2021 ASH, demonstrating an overall response rate of 56% and median overall survival of 32.8 months in patients with advanced AITL, an aggressive form of T-cell lymphoma.

As previously reported, we are developing a next-generation farnesyl transferase inhibitor which we believe demonstrates improved potency, pharmacokinetic and physicochemical properties relative to tipifarnib. In June 2021, we nominated a development candidate, KO-2806, which we have advanced into IND-enabling studies. We intend to direct this development candidate at innovative biology and larger disease indications in combination with other targeted therapies, and we expect to submit an IND for KO-2806 by the end of 2022.

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
•
Prioritize development of our clinical-stage programs, ziftomenib and tipifarnib, as well as our earlier discovery-stage programs, such as KO-2806, in clinical indications of high unmet need where improved outcomes are associated with specific biomarkers;
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

Precision Medicines in Cancer Treatment

Advancements in cancer genetics and new molecular diagnostic tools are helping define why some patients respond to a specific therapy while other patients receive little to no clinical benefit. This new era in cancer drug discovery and development offers the potential for innovative treatments that are safer and more effective for patients with specific cancers. We aim to improve patient outcomes and contribute to the reduction in healthcare costs by matching targeted therapeutics to the patients who will derive the most benefit. We are developing a pipeline of small molecule product candidates designed to inhibit mutated or abnormally functioning cellular pathways that drive cancer growth or drug resistance and intend to pair them with molecular diagnostics to identify those patients with tumors most likely to respond to treatment. This approach to treatment is known as precision medicine.

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

Clinical Programs and Pipeline

Ziftomenib (KO-539) – A Selective Inhibitor of the Menin-KMT2A Interaction

We are developing an orally bioavailable small molecule inhibitor of the menin-KMT2A interaction for the treatment of genetically defined subsets of acute leukemias, including AML and acute lymphoblastic leukemia, or ALL. The menin-KMT2A program was licensed from the Regents of The University of Michigan, or the University of Michigan.

Acute leukemias, including those with rearrangements or partial tandem duplications in the KMT2A gene as well as those with oncogenic driver mutations in genes such as NPM1, are characterized by chromosomal translocations of the KMT2A gene that are primarily found in patients with AML and ALL and affect both children and adults. These translocations form oncogenes encoding KMT2A fusion proteins, which play a causative role in the onset, development and progression of KMT2A-r leukemias. KMT2A fusion proteins drive the upregulation of expression of a small set of target genes involved in the malignant transformation of blood cells, however, the fusion protein is critically dependent on binding the oncogenic co-factor menin to function. This implies that the menin-KMT2A interaction represents a valuable target for molecular therapy and supports the development of inhibitors of the menin-KMT2A protein-protein interaction.

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

We have generated preclinical data that support the potential anti-tumor activity of ziftomenib in genetically defined subsets of acute leukemia, including those with rearrangements or partial tandem duplications in the KMT2A gene as well as those with oncogenic driver mutations in genes such as NPM1. In November 2017, we reported preclinical data at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics showing robust and durable activity in multiple in vivo models of AML characterized by KMT2A-rearrangements or mutations in NPM1, DNMT3A, IDH1 and IDH2. We have further demonstrated that the inhibition of the menin-KMT2A interaction results in the down-regulation of KMT2A fusion target genes and an upregulation of markers of differentiation.

In September 2019, we initiated the KOMET-001 trial, a Phase 1/2 clinical trial of ziftomenib in patients with relapsed or refractory AML to investigate the safety and tolerability of ziftomenib in humans, determine a RP2D, characterize pharmacokinetics of ziftomenib and assess any early evidence of antitumor activity.

On December 5, 2020, we announced preliminary results from our KOMET-001 trial at an oral presentation at the 2020 ASH. As of the data cutoff date for the ASH presentation, November 2, 2020, the trial had enrolled 12 patients with relapsed or refractory AML, of whom ten were evaluable for safety and tolerability and eight were evaluable for efficacy. Clinical or biological activity was reported in six of the eight efficacy-evaluable patients, including two patients achieving a complete remission, one patient achieving a morphological leukemia-free state, and one patient experiencing a marked decrease in hydroxyurea requirements and having attained peripheral blood count stabilization. As presented at ASH, ziftomenib has been well tolerated with a manageable safety profile to date. As of the data cutoff date, no drug discontinuations due to treatment-related adverse events and no evidence of QTc prolongation were reported. Treatment related adverse effects (grade ≥ 3) were reported to include pancreatitis, increased lipase, decreased neutrophil count, tumor lysis syndrome and deep venous thrombosis.

On May 6, 2021, we reported that we amended the KOMET-001 trial protocol to include two Phase 1b expansion cohorts at doses that cleared the safety threshold in dose escalation. The Phase 1b portion of the study is designed to determine the lowest dose of ziftomenib that provides maximum biologic and clinical effect, consistent with guidance from the FDA relating to targeted oncology therapies, known as Project Optimus.

On June 24, 2021, we reported that we dosed our first patient in the Phase 1b expansion cohorts. Each cohort – a lower dose (200 mg) and a higher dose (600 mg) – is comprised of NPM1-mutant and KMT2A-rearranged relapsed/refractory AML patients. Both doses demonstrated preliminary evidence of activity and safety and were determined to be well tolerated in the Phase 1a portion of the study. We expect to enroll 12 evaluable patients in each cohort and assess those patients for safety and tolerability, pharmacokinetics and efficacy in order to determine the RP2D. The study protocol gives us the flexibility to enroll up to 30 patients in the selected cohort while we transition into the registration-directed portion of the study. We believe data from all patients treated at the RP2D will contribute to the registrational patient population.

Pending determination of the RP2D, we are preparing to conduct a comprehensive clinical development plan for ziftomenib, aimed at broadening the opportunity to develop treatments for patients with acute leukemias. Additional development opportunities include combination studies, other genetic subtypes, a pediatric development strategy and other indications, such as acute lymphocytic leukemia and myelodysplastic syndrome.

On November 24, 2021, we reported that the FDA had placed the KOMET-001 trial on a partial clinical hold. The partial clinical hold was initiated following our report to the FDA of a Grade 5 serious adverse event potentially associated with differentiation syndrome, a known adverse event related to differentiating agents in the treatment of AML. Patients who were enrolled in the Phase 1b expansion cohort at the time of the partial clinical hold were permitted to continue to receive ziftomenib, although no additional patients were to be enrolled until the partial clinical hold was lifted. On January 20, 2022, we announced that the FDA had lifted the partial clinical hold on the KOMET-001 trial following agreement on our mitigation strategy for differentiation syndrome, and that the study would resume screening and enrollment of new patients. We anticipate completing enrollment in the Phase 1b expansion cohorts of the KOMET-001 trial in the second quarter of 2022, and identifying the RP2D and reporting top-line data in the third quarter of 2022.

On December 13, 2021, we reported the presentation of preclinical data for ziftomenib and its potential for synergistic activity in combination with the BCL2 inhibitor venetoclax, a current standard of care in the treatment of patients with AML. These data confirm that treatment with ziftomenib drives dose-dependent induction of growth inhibition, differentiation and loss of viability of AML cells with KMT2A rearrangements or NPM1 mutations, while also reducing key protein levels such as MEIS1, FLT3 and BCL2 and menin itself. In addition, the new findings show that co-treatment with ziftomenib and venetoclax induces synergistic activity in patient-derived AML cells expressing KMT2A rearrangements or NPM1 mutations, with or without mutant FLT3 expression, and prolongs survival in an aggressive disseminated model of KMT2A-rearranged, FLT3-mutant AML.

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

Clinical Development of Tipifarnib in HRAS Mutant Solid Tumors

Proof-of-Concept Trial in HNSCC and other SCCs. We initiated a proof-of-concept Phase 2 clinical trial in May 2015 to test the hypothesis of whether tipifarnib could be used as a treatment for advanced tumors with HRAS mutations. The initiation of this clinical trial was based on our preclinical data, which demonstrated that tipifarnib inhibits HRAS mutant cell proliferation and HRAS tumor growth in mouse models. The clinical trial was originally designed to enroll two cohorts of 18 patients each, with a primary endpoint of ORR and tumor response assessments conducted according to Response Evaluation Criteria in Solid Tumors version 1.1, or RECIST 1.1, criteria with confirmation of response required.

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

Following the data update in October 2018, we modified our ongoing Phase 2 proof-of-concept clinical trial of tipifarnib in patients with HRAS mutant HNSCC whose disease had progressed after prior therapy to introduce a cohort of patients with a minimum tumor HRAS mutant allele frequency as an entry criterion and use 600 mg orally twice daily as the starting dose, which we call the RUN-HN study. On May 29, 2020, updated clinical outcome data from the RUN-HN study was presented in an oral session at the American Society of Clinical Oncology Virtual Scientific Program. At data cutoff, 21 patients with HRAS mutant HNSCC were enrolled, of whom 18 were evaluable for efficacy. Nine of the 18 evaluable patients achieved a PR for an ORR of 50% (95% CI, 26.0 to 74.0), with a median duration of response of 14.7 months. Median PFS was 5.9 months (95% CI, 3.5 to 19.2), compared to 2.8 months on the patients’ last prior therapy. Median overall survival was 15.4 months (95% CI, 7.0 to 46.4). Patients had a median of two prior lines of therapy (range 0-6). Robust activity was seen despite resistance to chemotherapy, immunotherapy and/or cetuximab. Patients in the RUN-HN trial received tipifarnib at a starting dose of 600 or 900 mg orally twice daily on days 1-7 and 15-21 of 28-day cycles. Tipifarnib was generally well-tolerated. The most common grade 3 or 4 adverse events seen in at least 10% of patients were cytopenia and gastrointestinal disturbances.

On February 24, 2021, we announced that tipifarnib was granted Breakthrough Therapy Designation from the FDA for the treatment of patients with recurrent or metastatic HRAS mutant HNSCC with variant allele frequency ≥ 20% after disease progression on platinum-based chemotherapy. The Breakthrough Therapy Designation is based upon data from our Phase 2 RUN-HN trial, which was published in the Journal of Clinical Oncology on June 10, 2021.

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

In July 2020, we amended the AIM-HN trial protocol to enable enrollment of patients with any HRAS mutation, in addition to patients with a high HRAS variant allele frequency, in order to assess the potential for clinical benefit in the overall HRAS mutant HNSCC population. We also introduced a number of modifications to the protocol that seek to enable us to enroll patients in the study more efficiently as well as modifications that we believe better reflect the evolving standards of care for recurrent/metastatic HNSCC. While these amendments do not change the primary outcome measure of an ORR in patients with high HRAS mutant variant allele frequency, the modifications will require us to enroll an increased number of evaluable HNSCC patients. As a result of the COVID-19 pandemic and the additional patients required for the trial, we anticipate we will continue to face delays in our timelines and milestones for the AIM-HN trial and, accordingly, are unable to reasonably forecast at this time when our AIM-HN trial will become fully enrolled.

Tipifarnib in Combination with Other Therapies

In addition to evaluating tipifarnib as a monotherapy in patients with recurrent or metastatic HRAS mutant HNSCC, we have been evaluating the use of tipifarnib in combination with other oncology therapies to address larger patient populations and to pursue earlier lines of therapy. Among these potential combinations, we have prioritized the combination of tipifarnib and an inhibitor of the PI3 kinase alpha enzyme for clinical evaluation in patients with biomarker-defined subsets of HNSCC. On July 6, 2021, we announced a clinical collaboration with Novartis to evaluate the combination of tipifarnib and alpelisib, a PI3 kinase alpha inhibitor, in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification. In the fourth quarter of 2021, we commenced a Phase 1/2 open-label, biomarker-defined cohort study, which we call the KURRENT trial, to evaluate the safety and tolerability of the combination, determine the recommended dose and schedule for the combination, and assess early antitumor activity of the combination for the treatment of such patients. Under the terms of our collaboration agreement with Novartis, we sponsor the KURRENT trial and supply tipifarnib, and Novartis supplies alpelisib. On December 16, 2021, we announced dose administration for the first patient in KURRENT.

Investigator-Sponsored Trial in HRAS Mutant Solid Tumors. In addition to our company-sponsored clinical trials in HRAS mutant solid tumors, an investigator-sponsored clinical trial of tipifarnib for the treatment of HRAS mutant lung squamous cell carcinoma is ongoing. This proof-of-concept clinical trial is being conducted by Grupo Español de Cáncer de Pulmón, a Spanish lung cancer consortium, and is designed to enroll at least 18 patients. The primary endpoint of this clinical trial is ORR, and secondary endpoints include PFS, duration of response and safety.

An investigator-sponsored clinical trial of tipifarnib was conducted for the treatment of advanced, previously treated urothelial carcinomas carrying HRAS mutations. This proof-of-concept clinical trial was sponsored by the Samsung Medical Center in Seoul, South Korea and enrolled 21 patients. The primary endpoint of this clinical trial was PFS at six months, and secondary endpoints included ORR, duration of response and safety. In 2020, the study was completed and the results were presented at the American Society of Clinical Oncology Annual Meeting and published in Clinical Cancer Research. The ORR by intent-to-treat analysis was 24%, median progression-free survival was 4.7 months and overall survival was 6.1 months.

Companion Diagnostics for Tipifarnib in HRAS Mutant Solid Tumors. Patients are currently being enrolled in the ongoing Phase 2 proof-of-concept HRAS mutant tumor clinical trial and our AIM-HN clinical trial based either upon information on the patients’ tumor HRAS mutation status obtained by the clinical sites from NGS panels used by the site, or upon information obtained from third-party laboratories who conduct genetic screening on patient samples for the clinical sites. Working with our collaborators, we have obtained an investigational device exemption for use of a qualitative polymerase chain reaction, or qPCR, -based assay as a companion diagnostic test for our AIM-HN clinical trial. We expect that regulatory approval of tipifarnib as a treatment for patients with HRAS mutant tumors will require FDA approval of an HRAS assay in the form of a companion diagnostic test that has been validated for accuracy, precision and reproducibility. On January 4, 2021, we entered into a collaboration agreement, or the Illumina Agreement, with Illumina, Inc., or Illumina. Under the Illumina Agreement, Illumina has agreed to develop and commercialize an assay as a companion diagnostic test to identify head and neck squamous cell carcinoma patients with an HRAS mutation for use with tipifarnib. Illumina is also responsible for developing, and obtaining and maintaining regulatory approvals for, the companion diagnostic test in the United States, the United Kingdom and major European markets and such other countries as the parties may mutually agree.

Registration Strategy for Tipifarnib in HRAS Mutant Solid Tumors. Our immediate strategy for tipifarnib in HRAS mutant solid tumors is to generate a data package to support an application for marketing approval in HRAS mutant HNSCC. In July 2021, we announced a clinical collaboration with Novartis to evaluate the combination of tipifarnib and alpelisib, a PI3 kinase alpha inhibitor, in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification. We commenced a Phase 1/2 open-label, biomarker-defined cohort study, which we call the KURRENT trial, in the fourth quarter of 2021 to evaluate the safety and tolerability of the combination, determine the recommended dose and schedule for the combination, and assess early antitumor activity of the combination for the treatment of such patients. We may also seek to broaden tipifarnib’s potential use in other HRAS mutant solid tumors, including HRAS mutant SCCs other than HNSCC, as we believe this may represent further opportunity to expand the use of tipifarnib into a broader set of HRAS mutant cancers. Longer term, our development strategy for tipifarnib is to advance toward earlier lines of therapy and, ultimately, to treat patients with HRAS mutant SCCs in the continuum of systemic treatment settings.

Clinical Development of Tipifarnib in T-Cell Lymphomas

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

CXCL12 has been reported to promote the progression of lymphomas and leukemias carrying the CXCR4 receptor. We had previously identified an association between CXCL12 expression levels and clinical benefit in patients with relapsed or refractory PTCL treated with tipifarnib. We presented the final results of our Phase 2 study in patients with relapsed and/or refractory PTCL at the 2021 ASH, demonstrating an overall response rate of 56% and median overall survival of 32.8 months in patients with advanced AITL, an aggressive form of T-cell lymphoma.

Although we believe this data and other ancillary studies show tipifarnib’s potential to modulate the CXCR4-expressing primary tumor cells in AITL, PTCL and other diseases such as relapsed or refractory AML, chronic myelomonocytic leukemia, diffuse large B-cell lymphoma, cutaneous T-cell lymphoma and pancreatic cancer, we have not prioritized further development in these areas.

Next-Generation Farnesyl Transferase Inhibitor

We are developing a next-generation farnesyl transferase inhibitor which we believe demonstrates improved potency, pharmacokinetic and physicochemical properties relative to tipifarnib. In June 2021, we nominated a development candidate, KO-2806, which we have advanced into IND-enabling studies. We intend to direct this development candidate at innovative biology and larger disease indications in combination with other targeted therapies, and we expect to submit an IND for KO-2806 by the end of 2022.

License Agreements

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

Menin-KMT2A Inhibitor Competition

Although there are currently no approved drugs targeting the menin-KMT2A interaction, we are aware of other companies engaged in discovery, preclinical or clinical development of menin-KMT2A inhibitors including Syndax, Biomea, Janssen, Sumitomo Dainippon and Daiichi Sankyo. Although there are no targeted therapies approved specifically for the treatment of KMT2A-r or NPM1 leukemias, there are several products in clinical development, including Kronos’ entospletinib, Epizyme’s EPZ-5676 and Rasna Therapeutic’s RASP-301.

FTI Competition

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

Even if we are successful in developing our product candidates, the resulting products would compete with a variety of established drugs in each targeted therapeutic indication. Although there are currently no drugs approved specifically for the treatment of HRAS-mutant solid tumors, there are several therapies approved for the treatment of HNSCC, including Eli Lilly’s/Merck KGaA’s cetuximab (Erbitux®), Bristol Myers Squibb’s nivolumab (Opdivo®) and Merck’s pembrolizumab (Keytruda®), and Sq-NSCLC, including Keytruda, Opdivo, Roche’s atezolizumab (Tencentriq®) and Eli Lilly’s ramucirumab (Cyramza®).

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

For all our product candidates, we aim to identify and qualify manufacturers to provide the active pharmaceutical ingredient, or API, and drug product services prior to submission of a new drug application, or NDA, to the FDA.

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

We currently, and expect that we will continue to, file or license patent applications directed to our key product candidates in an effort to establish intellectual property positions regarding composition-of-matter of these product candidates, as well as biomarkers that may be useful in selecting the right patient population for use of any of our product candidates, formulations, processes and methods of using these product candidates in the treatment of various cancers. We own or in-license a patent portfolio including issued U.S. patents and their respective counterparts in a number of foreign jurisdictions, pending U.S. patent applications, pending applications under the Patent Cooperation Treaty and corresponding pending patent applications in a number of foreign jurisdictions. We have exclusively licensed from the University of Michigan or co-own multiple families of patent applications pertaining to our menin-KMT2A program. The U.S. PTO has issued the University of Michigan and us patents covering the composition of matter of ziftomenib and certain structurally related compounds, and methods of using the compounds for the treatment of cancers, and we are pursuing additional U.S. and foreign patents for ziftomenib. We have exclusively licensed from Janssen a portfolio of approximately 20 patent families. The in-licensed Janssen composition-of-matter and method-of-use patents expired in the United States and Europe in 2016. The U.S. Patent and Trademark Office, or U.S. PTO, issued us several patents directed to the method of treatment of HRAS mutant HNSCC with tipifarnib and corresponding patents have been issued in a number of foreign jurisdictions. In July and November 2019, the U.S. PTO issued us patents directed to the treatment of HRAS mutant HNSCC with any farnesyl transferase inhibitor. In addition, in July 2019 and January 2020, the European Patent Office, or EPO, granted us patents directed to the method of treatment of HRAS mutant HNSCC patients with tipifarnib. In January 2021, the EPO granted us a patent directed to the method of treating cetuximab-refractory HRAS mutant HNSCC patients with tipifarnib and to the method of treating cetuximab-refractory HRAS mutant lung SCC patients with tipifarnib. In September 2021, the U.S. PTO issued us a patent directed to the method of treatment of EGFR-inhibitor refractory HRAS mutant HNSCC with tipifarnib. In November 2021 and January 2022, the Chinese Patent Office granted us patents directed to the method of treatment of HRAS mutant HNSCC patients with tipifarnib. The U.S. PTO also issued us patents directed to the method of treatment of AITL with tipifarnib and the method of treatment of CXCL12-expressing peripheral T-cell lymphomas, or PTCL, or AML with tipifarnib. In October 2019, the U.S. PTO issued us a patent directed to the method of treatment of CXCL12-expressing PTCL or AML with any farnesyl transferase inhibitor. We are pursuing additional U.S. and foreign method of treatment patents using farnesyl transferase inhibitors, particularly using tipifarnib. We have also exclusively licensed from Memorial Sloan Kettering Cancer Center a patent family pertaining to a method of use of tipifarnib. We currently, and expect that we will continue to, file for patents in the United States with counterparts in major market countries in Europe and other key markets in the rest of the world.

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

Non-Patent Exclusivity

In addition to patent exclusivity, the holder of an NDA for a listed drug may be entitled to a period of non-patent exclusivity, during which the FDA cannot approve an ANDA or Section 505(b)(2) application that relies on the listed drug. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon FDA approval of a new chemical entity, or NCE, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any Section 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that the FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. Five-year NCE exclusivity does not block the submission, review or approval of a 505(b)(1) NDA.

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

All clinical studies of investigational devices must be conducted in compliance with the FDA’s requirements. If an investigational device could pose a significant risk to patients pursuant to FDA regulations, the FDA must approve an IDE application prior to initiation of investigational use. For a clinical trial where the IVD result directs the therapeutic care of patients with cancer, we believe that the FDA may consider use of the IVD as part of the clinical investigation to present significant risk and require an IDE application.

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

There are also foreign regulations governing the privacy and security of health information and the use of personal data to sell or market products, including the General Data Protection Regulation (EU) 2016/679, or GDPR, which imposes privacy and security obligations on any entity that collects and/or processes personal data from individuals located in the European Union and/or sells or markets products in the European Union. Under the GDPR, fines of up to 20 million euros or up to 4% of the annual global turnover of the infringer, whichever is greater, could be imposed for significant non-compliance.

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals. It also requires certain manufacturers and group purchasing organizations to report annually ownership and investment interests held by physicians and their immediate family members.

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including potentially significant administrative, criminal and civil penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Health Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a specific focus of these efforts and has been significantly affected by major legislative initiatives. By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. Thus, the ACA will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

Recently there has been heightened governmental scrutiny over the manner by which manufacturers set prices for their marketed products. For example, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures. Further, Congress is considering additional health reform measures. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

Human Capital

As of December 31, 2021, we employed 121 full-time employees. Our employees comprised 73 in research, development and supply chain and 48 in commercial and general and administrative capacities. As of such date, all our employees were based in the United States except one employee who works from an international location. We also engage temporary consultants and contractors. All of our employees are at-will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time and none of our employees are represented by a labor union with respect to his or her employment with us.

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

Our Code of Business Conduct and Ethics ensures that our core values of respect, integrity, collaboration, innovation, trust, and excellence are applied throughout our operations. Our Code of Business Conduct and Ethics serves as a critical tool to help all of us recognize and report unethical conduct, while preserving and nurturing our culture of honesty and accountability. We provide a comprehensive training program on our Code of Business Conduct and Ethics for all of our staff and management employees annually.

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

COVID-19 has adversely impacted, and could continue to adversely impact, our ability to conduct our clinical trials. The COVID-19 pandemic may negatively affect the operations of third-party suppliers and service providers that we rely upon to carry out our clinical trials or the operations of our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates for our clinical trials. Furthermore, the COVID-19 pandemic has delayed and may continue to delay startup of new clinical trial sites and enrollment in our clinical trials due to prioritization of hospital resources toward the pandemic, requirements for working remotely and restrictions in travel. Some patients may be unwilling to enroll in our current and future clinical trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. Increased demand at clinical trial sites and quarantined doctors and staff may reduce personnel and other available resources at clinical trial sites needed to conduct our clinical trials and may cause the screening of new patients or clinical trial operations to be delayed or paused. Trial sites have in some cases limited and may continue to limit or prohibit on-site dosing and monitoring to decrease potential exposure of doctors, staff and patients to COVID-19, which may require us to adopt remote monitoring and other procedures to ensure verifiable trial execution. Although we continue to enroll patients in our clinical studies, there is the potential that we may experience significant delays or other material adverse effects from the COVID-19 pandemic with regard to the conduct of our clinical trials and the COVID-19 pandemic could potentially decrease the implementation of protocol required trial activities and the quality of source data verification at clinical trial sites. Additionally, if a clinical trial site is not capable of remote clinical trial capabilities, we may be required to find and engage new clinical trial investigative sites. Any negative impact of the COVID-19 pandemic on patient enrollment or treatment could delay our clinical trial timelines and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, particularly on our current projected timelines. We remain in active dialog with our contract research organizations, or CROs, and clinical sites to minimize the impact of the COVID-19 pandemic to our clinical trials without adversely affecting the safety of patients, the quality of clinical data and overall integrity of our clinical trials. Despite our best efforts, it may prove difficult to continue to treat patients in a timely manner and activation of new sites could be delayed, particularly for our clinical trial sites in areas with high rates of community spread.

We are highly dependent on the success of our lead product candidates, ziftomenib and tipifarnib, which are still in clinical development, and we cannot give any assurance that they or any of our other product candidates will receive regulatory approval, which is necessary before they can be commercialized.

Our future success is highly dependent on our ability to obtain regulatory approval for, and then successfully commercialize, our lead product candidates, ziftomenib and tipifarnib. Our business depends entirely on the successful development and commercialization of our product candidates. We have not completed the development of any product candidates; we currently generate no revenues from sales of any product, and we have not demonstrated that we can successfully develop a marketable product.

Ziftomenib and tipifarnib will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, regulatory approval in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales.

We presently anticipate that an approved companion diagnostic will be required in order to obtain approval for ziftomenib in NPM1-mutant AML and KMT2A-rearranged AML and for tipifarnib in HRAS mutant HNSCC. Companion diagnostics are subject to regulation and must be separately approved for marketing by the FDA. We are not permitted to market or promote ziftomenib, tipifarnib or any other product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approvals. Although the scope of regulatory approval is similar in other countries, in some countries there are additional regulatory requirements and potential regulatory risks and we cannot predict success in these jurisdictions.

There is no guarantee that our current clinical trials for ziftomenib or tipifarnib will be completed on time or at all. Prior to receiving approval to commercialize ziftomenib or tipifarnib, if any, in the United States or internationally, we must demonstrate to the satisfaction of the FDA and other regulatory authorities, that such product candidates are safe and effective for their intended uses. The results from preclinical studies and clinical trials can be interpreted in different ways, and the favorable results from previous trials of a product candidate may not be replicated in subsequent clinical trials. Even if we believe the preclinical or clinical data are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. We maintain frequent, ongoing dialogue with the FDA and other regulatory bodies regarding our clinical trial designs, including the patient selection criteria, dosing plan and statistical analysis plans. There is a risk that the FDA or other regulatory agencies could at any time raise objections to the design or conduct of our clinical trials. Any such objections could delay the initiation or completion of our registration-directed clinical trial.

Although we believe there may be potential to pursue a path to accelerated approval for ziftomenib for the treatment of patients with particular subtypes of relapsed or refractory AML, we cannot guarantee that ziftomenib will demonstrate sufficient safety and tolerability and clinical activity in that subtype to support an application for accelerated approval. Even if ziftomenib demonstrates sufficient activity in one patient subtype, such as patients with KMT2A-rearranged AML, to support an application in that subset, there can be no assurance it will demonstrate sufficient activity to support an application for accelerated approval in other patient subsets. Even if the trial results from ziftomenib demonstrate a compelling clinical benefit, the FDA has substantial discretion in the approval process and may not grant approval based on data generated by us.

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

If the results of our trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant additional resources to conduct additional trials in support of potential approval of ziftomenib, tipifarnib or our other product candidates.

We have not previously submitted a NDA to the FDA, or similar product approval filings to comparable foreign authorities, or received marketing approval for any product candidate, and we cannot be certain that ziftomenib or tipifarnib will be successful in clinical trials or receive regulatory approval for any indication. We cannot anticipate whether or when we will seek regulatory review of ziftomenib or tipifarnib for any other indications. If we do not receive regulatory approvals for and successfully commercialize ziftomenib or tipifarnib on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market ziftomenib or tipifarnib, our revenues will be dependent, in part, on our third-party collaborator’s ability to commercialize the companion diagnostic as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the market opportunities for the treatment of NPM1-mutant AML, KMT2A-rearranged AML, and HNSCC and other diseases are not as significant as we estimate, our business and prospects may be harmed.

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

In order to execute on our strategy of advancing the clinical development of ziftomenib and tipifarnib, we have designed our clinical trials, and expect to design future clinical trials of our product candidates, to include patients who harbor a particular attribute such as a particular genetic alteration, tumor histology or expression level that we believe contribute to or are associated with particular cancer subsets. Our goal in doing this is to enroll patients who have the highest probability of responding to our product candidate and in our Phase 1b and/or proof-of-concept Phase 2 clinical trials, to show early and statistically significant evidence of clinical efficacy. Potential molecular biomarkers we have identified in retrospective analyses of data from clinical trials of tipifarnib in certain cancer indications may not be prospectively validated as biomarkers of tipifarnib activity in our ongoing Phase 2 clinical trials or in future clinical trials that we may conduct in these indications. If we are unable to identify molecular or genetic alterations, or biomarkers, that are predictive of response to our product candidates, or we are unable to include patients who harbor the applicable genetic alterations or expression levels in our clinical trials, or if our product candidates fail to work as we expect, our ability to assess the therapeutic effect, seek participation in FDA expedited review and approval programs, including Breakthrough Therapy, Fast Track Designation, Priority Review and Accelerated Approval, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised, resulting in longer development times, larger clinical trials and a reduced likelihood of obtaining regulatory approval.

We may find it difficult to enroll patients in our clinical trials for ziftomenib and tipifarnib. Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates.

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

The risk of failure for our product candidates is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive preclinical and clinical testing to demonstrate the safety and efficacy of our product candidates in humans. This testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Further, the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of subsequent clinical trials, and preliminary or interim results of a clinical trial do not necessarily predict final results. For example, the data we presented from our positive Phase 2 clinical trial of tipifarnib in HRAS mutant HNSCC, RUN-HN, may not predict the results of AIM-HN or any other later-stage clinical trials we may conduct. The primary endpoint of AIM-HN is ORR as determined using RECIST 1.1 criteria and as determined by independent radiological review. Independent radiological review refers to a formal process whereby third-party radiologists who are not affiliated with the drug development program are engaged to provide an independent assessment of the primary radiological images. All of our patient responses in the RUN-HN clinical trial in HRAS mutant HNSCC were assessed by the trial investigators. In contrast to independent radiology review, investigator assessed response is performed by investigators or their affiliated radiology colleagues who may be aware of the trial treatment, patient history or other information that could impact their choices in applying the rules and conventions of RECIST 1.1. Conversely, independent radiology reviewers have limited access to non-radiographic clinical information or other ancillary information, which could have informed their application of RECIST 1.1 response rules. The published literature demonstrates a consistent decrease in response rate when investigator assessed response rates are verified by independent radiology review. Furthermore, HNSCC lesions are difficult to assess due to the complexity of the anatomic locations. For AIM-HN we will be identifying trial subjects with measurable disease that meets criteria for RECIST 1.1 target lesions by local radiology review. This may further reduce the number of subjects eligible to join AIM-HN within the small pool of HRAS mutant HNSCC patients.

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

We may experience delays in our clinical trials, and we do not know whether ongoing or planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. If the FDA, comparable foreign regulatory authorities or IRBs have comments on our study plans for our clinical trials of ziftomenib, tipifarnib or any of our other product candidates that we are required to address, such studies may be delayed, or may not start at all. Clinical trials may be delayed, suspended or prematurely terminated at any time by us or by the FDA or other similar regulatory agency if it is determined at any time that patients may be or are being exposed to unacceptable health risks, including risk of death, or if compounds are not manufactured in compliance with cGMP regulations or with acceptable quality. There can be no assurance that the FDA or other similar regulatory agency will not put any of our product candidates on clinical hold in the future. For example, on November 24, 2021, we reported that the FDA had placed the KOMET-001 trial on a partial clinical hold. The partial clinical hold was initiated following our report to the FDA of a Grade 5 serious adverse event potentially associated with differentiation syndrome, a known adverse event related to differentiating agents in the treatment of AML. Patients who were enrolled in the Phase 1b expansion cohorts at the time of the partial clinical hold were permitted to continue to receive ziftomenib, although no additional patients were to be enrolled until the partial clinical hold was lifted. On January 20, 2022, we announced that the FDA had lifted the partial clinical hold on the KOMET-001 trial following agreement on our mitigation strategy for differentiation syndrome, and that the study would resume screening and enrollment of new patients. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

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

We licensed the rights to develop tipifarnib from Janssen in December 2014, and the development of tipifarnib prior to our license was conducted wholly by Janssen or any third parties with which it had contracted. As a result, we were not involved with nor did we have any control over any of those development activities. Because we had no input on Janssen’s development activities relating to tipifarnib, we may discover that certain elements of the clinical development or manufacturing activities that Janssen performed were not performed in compliance with applicable regulatory standards or have otherwise been deficient, particularly relative to current requirements as development of tipifarnib began in the 1990s. Any such deficiency in the prior development of tipifarnib may adversely affect our ability to obtain regulatory approval for tipifarnib.

We anticipate that our current product candidates and any future product candidates may be used in combination with third-party drugs or biologics, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.

Our current product candidates and any future product candidates have the potential to be administered in combination with one or more cancer therapies, such as VENCLEXTA (venetoclax) in the case of ziftomenib, PI3 kinase alpha inhibitor in the case of tipifarnib, or other drugs, both approved and unapproved. Our ability to develop and ultimately commercialize our current product candidates and any future product candidates used in combination with another drug or biologic will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

We are currently conducting the Phase 1b portion of our Phase 1/2 clinical trial to evaluate ziftomenib in relapsed or refractory AML. Any observed, drug-related side effects could affect the ability of patients to tolerate potentially therapeutically effective doses of the drug, which in turn could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Additionally, if results of our ongoing or planned clinical trials for ziftomenib or tipifarnib reveal an unacceptable frequency and severity of serious adverse events or side effects, our trials could be suspended or terminated and the FDA or comparable foreign regulatory agencies could require us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Many compounds developed in the biopharmaceutical industry that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of those compounds. Any of these occurrences may significantly harm our business, financial condition and prospects.

Tipifarnib has been studied in more than 5,000 oncology patients and was generally well tolerated and exhibited a manageable side effect profile. The most common hematologic adverse events of any grade were neutropenia, or low white blood cell count, anemia and thrombocytopenia, or low platelet count. The most common non-hematologic adverse events of any grade were gastrointestinal system disorders such as nausea, anorexia, diarrhea and vomiting, fatigue and rash. Treatment discontinuation across the prior tipifarnib clinical studies has been in the range of approximately 20-25%. The side effects observed so far in our ongoing clinical trials of tipifarnib have been generally consistent with the prior observations; however, there is no guarantee that additional or more severe side effects will not be identified through further clinical studies, including our AIM-HN clinical trial. Rights to develop tipifarnib in virology indications have been granted by Janssen to EB Pharma LLC, or EB Pharma, a subsidiary of Eiger BioPharmaceuticals. Undesirable side effects may be identified in clinical trials that EB Pharma may conduct in virology indications, which may negatively impact the development, commercialization or potential value of tipifarnib.

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

Failure by us or our third-party collaborators to develop, validate and obtain regulatory approval for a diagnostic testing platform could harm our drug development strategy and operational results.

One of the central elements of our business strategy is to screen and identify subsets of patients with molecular or genetic alterations who may derive meaningful clinical benefit from our product candidates. Successful identification of these patient subsets depends on the development of sensitive, accurate and cost-effective molecular and other diagnostic tests and the widespread adoption and use of these tests at clinical sites to screen a sufficient number of patients to identify whether they are appropriate candidates for treatment with one of our product candidates.

As we do not have in-house diagnostic testing capabilities, we rely extensively on third-party collaborators for the development, validation and regulatory approval of these diagnostic tests. We and our third-party collaborators may encounter difficulties in developing, validating and obtaining regulatory approval for these diagnostic tests. We may also experience difficulties in having these diagnostic tests adopted and used by oncologists, both during the clinical development phase and if and when approved as a companion diagnostic for commercial sale.

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. To date, the FDA has frequently required a premarket approval application of companion diagnostics for cancer therapies. We presently anticipate that an approved companion diagnostic will be required in order to obtain approval for ziftomenib in NPM1-mutant AML and KMT2A-rearranged AML and for tipifarnib in HRAS mutant HNSCC. We and our third-party collaborators may encounter difficulties in developing, validating and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop, validate or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our product candidates. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

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

Until such time, if ever, as we can generate sufficient product revenues to fund our operations, we will need to raise additional capital in connection with our continuing operations. We expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic partnerships or licensing arrangements. We do not currently have any committed external source of funds. Additional capital may not be available on reasonable terms, if at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of our stockholders as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. As a result of the COVID-19 pandemic and actions taken to slow its spread, the global financial markets have experienced volatility and uncertainty. There can be no assurance that further volatility and uncertainty in the financial markets and declining confidence in economic conditions will not occur. If financial markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

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

We rely, and expect to continue to rely, on third-party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to support our preclinical development activities and conduct our clinical trials, including our Phase 1/2 clinical trial of ziftomenib in AML, our registration-directed clinical trial of tipifarnib in HRAS mutant HNSCC and any other ongoing or subsequent clinical trials of ziftomenib and tipifarnib. These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we are required to enter into alternative arrangements, our product development activities could be delayed.

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

For our KURRENT trial, in addition to relying upon third-party service providers, we depend upon Novartis to supply alpelisib in accordance with the terms of our collaboration agreement. If Novartis does not perform in accordance with the agreement, or the agreement is terminated, the KURRENT trial, and our development plans for tipifarnib in combination with a PI3 kinase alpha inhibitor, could be materially adversely impacted.

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

We do not own or operate facilities for the manufacture of our product candidates and we currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of clinical supplies of ziftomenib, tipifarnib and KO-2806 for preclinical and clinical testing. We expect to rely on third parties as well for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We also expect to rely on other third parties to package and label the drug product as well as to store and distribute drug supplies for our clinical trials.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after an NDA is submitted to the FDA. We are completely dependent on our contract manufacturing partners for compliance with the FDA’s requirements for manufacture of both the active drug substances and finished drug product for ziftomenib, tipifarnib and our other product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s regulatory requirements, they will not be able to secure or maintain FDA approval for the manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture our products, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

We may not be able to benefit from available regulatory exclusivity periods for tipifarnib if another company obtains regulatory approval for tipifarnib before we do.

As the composition of matter patents covering tipifarnib expired in the United States and in countries in Europe in 2016 and we have only a limited number of issued U.S. and foreign patents directed to our potential tipifarnib indications, our commercial strategy for tipifarnib relies on obtaining method of use and method of treatment patents, including those directed to specific indications and biomarkers, other patents related to tipifarnib, method of treatment patents related to farnesyl transferase inhibitors including tipifarnib, and on non-patent regulatory exclusivity. In the United States, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon FDA approval of an NDA for NCE, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any Section 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that the FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. EB Pharma, a subsidiary of Eiger BioPharmaceuticals, has licensed rights from Janssen to develop tipifarnib in virology indications. If EB Pharma obtains regulatory approval for tipifarnib in a virology indication before we obtain regulatory approval in one of our oncology or other non-virology indications, the five-year exclusivity period would commence on the date upon which EB Pharma obtains regulatory approval, and as a result, the period of regulatory exclusivity to which we may be entitled may be reduced or eliminated and the commercial prospects for tipifarnib could be harmed as a result.

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

In July 2019, the FDA granted orphan drug designation to ziftomenib for the treatment of AML. If ziftomenib receives marketing approval for an indication broader than AML, ziftomenib may no longer be eligible for marketing exclusivity. Furthermore, orphan drug exclusivity may not effectively protect ziftomenib from the competition of different drugs for the same orphan condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same condition if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. The failure to obtain an orphan designation for any product candidates we may develop for the treatment of rare cancers, and/or the inability to maintain that designation for the duration of the applicable exclusivity period, could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

A Breakthrough Therapy Designation by the FDA may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

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

Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the European Union’s requirements regarding the protection of personal data can also lead to significant penalties and sanctions.

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

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•
the federal Anti-Kickback Statute, which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
•
the federal civil and criminal false claims laws, including the civil False Claims Act, which can be enforced by private citizens, on behalf of the government, through whistleblower actions, and civil monetary penalties laws which prohibits, among other things, individuals and entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
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
•
the federal Physician Payments Sunshine Act, which requires applicable manufacturers of certain drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as certain manufacturers and group purchasing organizations to report annually ownership and investment interests held by physicians or their immediate family; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, or collectively, process personal data, including data we collect about participants in our clinical trials, and other sensitive third-party data, including proprietary and confidential business data, trade secrets and intellectual property. Our data processing activities subject us to numerous data privacy and security obligations, such as laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, several states have enacted data privacy laws, including the California Consumer Privacy Act of 2018 and the California Privacy Rights Act of 2020, the Virginia Consumer Data Protection Act, and the Colorado Privacy Act. Additional data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR, and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or LGPD) (Law No. 13,709/2018) impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing of their personal data.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU or in other foreign jurisdictions). For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the United States, which the European Commission does not consider to provide an adequate level of personal data protection. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data. Moreover, due to potential legal challenges, there exists some uncertainty regarding whether the Standard Contractual Clauses will remain a valid mechanism for personal data transfers out of the EEA.

Laws in Switzerland and the United Kingdom similarly restrict personal data transfers outside of those jurisdictions to countries, such as the United States, that are deemed to not provide an adequate level of personal data protection. In addition to European restrictions on cross-border personal data transfers, other jurisdictions have enacted or are considering similar cross-border personal data transfer laws and local personal data residency laws, any of which could increase the cost and complexity of doing business. If we cannot implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. Inability to import personal data to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere, limiting our ability to collaborate with parties subject to European and other data protection laws, or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.

In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply.

Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon whom we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, any failure by a third-party service provider to comply with applicable law, regulations, or contractual obligations could result in adverse effects, including inability to or interruption in our ability to operate our business and proceedings against us by governmental entities or others. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, that due to subsequent legislative amendments, will stay in effect through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures. These new laws and other potential legislation may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation Model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business. It is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials and a pollution liability policy, this insurance may not provide adequate coverage against potential liabilities. Other than our pollution liability policy, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

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

We have issued patents in the United States covering the composition of matter of ziftomenib and certain structurally related compounds and methods of using the compounds for treating cancers. Although these patents are currently in force, there is no guarantee that a court would agree that any of the patents are valid or enforceable.

We are pursuing additional U.S. and foreign patents for ziftomenib; however, there is no guarantee that any such patents will be granted. Patent term extension may be available in the United States to account for regulatory delays in obtaining marketing approval for a product candidate; however, only one patent may be extended per marketed compound.

Our patent rights may not protect our patent protected products and product candidates if competitors devise ways of making products that compete with us without legally infringing our patent rights. For example, our patent rights in tipifarnib are limited in ways that affect our ability to exclude third parties from competing against us. In particular, the patent term for the composition of matter patents covering the API of tipifarnib expired in the United States and countries in Europe in 2016. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. The U.S. PTO issued us several patents directed to the method of treatment of HRAS mutant HNSCC with tipifarnib and corresponding patents have been issued in a number of foreign jurisdictions, including Europe, Japan and China. In addition, the U.S. PTO issued us patents directed to the treatment of HRAS mutant HNSCC with a farnesyl transferase inhibitor and corresponding patents have been issued in a number of foreign jurisdictions, including Europe. The U.S. PTO and several foreign jurisdictions also issued us patents directed to the method of treatment of AITL with tipifarnib and the method of treatment of CXCL12-expressing PTCL or AML with tipifarnib, as well as patents directed to the method of treatment of AITL, and the method of treatment of CXCL12-expressing PTCL or AML with a farnesyl transferase inhibitor.

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

We have licensed patent rights from third parties for some of our development programs, including compounds in our menin-KMT2A program from the University of Michigan and tipifarnib from Janssen. As a licensee of third parties, we rely on these third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under some of our license agreements. We have not had and do not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business.

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

We have in-licensed rights to ziftomenib and other compounds in our menin-KMT2A program from the University of Michigan. We have also in-licensed from Janssen the use, development and commercialization rights in all indications other than virology, for tipifarnib. Additionally, we have an exclusive worldwide license from Memorial Sloan Kettering Cancer Center to a patent family pertaining to a method of use of tipifarnib. As a result, our current business plans are dependent upon our satisfaction of certain conditions to the maintenance of the Janssen agreement and the rights we license under it and our other in-license agreements. The University of Michigan license agreement and the Janssen license agreement each provides that we are subject to diligence obligations relating to the commercialization and development of the respective product candidates, milestone payments, royalty payments and other obligations. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of our license agreement with University of Michigan, or Janssen, or any of our other license agreements or license agreements we may enter into on which our business or product candidates are dependent, University of Michigan, or Janssen, or other licensors may have the right to terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain product candidates. The loss of the rights licensed to us under our license agreement with University of Michigan, or Janssen, or our other license agreements or any future license agreement that we may enter granting us rights on which our business or product candidates are dependent, would eliminate our ability to further develop the applicable product candidates and would materially harm our business, prospects, financial condition and results of operations.

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

Presently we have rights to intellectual property under an exclusive worldwide license from the University of Michigan for all therapeutic indications for ziftomenib and other compounds in our menin-KMT2A program, an exclusive license from Janssen to develop tipifarnib in all fields other than virology, and an exclusive worldwide license from Memorial Sloan Kettering Cancer Center to a patent family pertaining to a method of use of tipifarnib. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. Additionally, a companion diagnostic may require that we or a third-party collaborator developing the diagnostic acquire proprietary rights held by third parties, which may not be available. We may be unable to acquire or in-license any compositions, methods of use, or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

Although we do not currently own issued patents or pending patent applications covering ziftomenib or tipifarnib that have been generated through the use of U.S. government funding, our license agreement with the University of Michigan includes intellectual property rights unrelated to ziftomenib that have been generated through the use of U.S. government funding or grants, and we may acquire or license additional intellectual property rights from one or more entities that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the U.S. government exercised its march-in rights in our intellectual property rights generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

Risks Related to the Commercialization of Our Product Candidates

Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments like immunotherapy, chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments to the exclusion of our product candidates. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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
•
the acceptance and utilization of diagnostics to identify appropriate patients;
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

We currently do not have sales or market access teams for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. In order to commercialize any product candidates, we must build on a territory-by-territory basis sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates continue to progress toward regulatory approval, we intend to establish sales, marketing, analytics and market access teams with expertise to commercialize our product candidates, which will be expensive and time consuming and will require significant attention of our executive officers to manage. Capable managers with commercial experience may need to be identified and successfully recruited to our company. Any failure or delay in the development of our commercial capabilities would adversely impact the commercialization of any of our products that we obtain approval to market. With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements when needed on acceptable terms or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies, which may directly compete with ziftomenib, tipifarnib and any other future product candidates. In the case of ziftomenib, one of our competitors has published preliminary clinical data demonstrating that their inhibitor of the menin-KMT2A interaction was able to drive clinical benefit, including objective responses, in relapsed or refractory patients with NPM1 and KMT2A-rearranged AML. That competitor has received Fast Track Designation from the FDA and orphan drug designation from the European Commission. If any competitor is able to advance their clinical program more quickly than ours, our commercial opportunity for ziftomenib could be reduced.

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

We currently have a limited number of employees, and are highly dependent on our Chief Executive Officer. Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are a clinical-stage company with a limited operating history, and, as of December 31, 2021, we had 121 full-time employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We expect to expand our development and regulatory capabilities and potentially implement medical affairs, sales, marketing and market access capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of development, regulatory affairs, operations, medical affairs, sales, marketing and market access. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Third-party expectations relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

In recent years, there has been an increased focus from certain investors, employees and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance, or ESG, factors. Third-party providers of ESG ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards. Topics taken into account in such assessments include, among others, the company’s efforts and impacts with respect to climate change and human rights, ethics and compliance with the law, and the role of the company’s board of directors in supervising various sustainability issues. In addition to the topics typically considered in such reviews, in our industry, the public’s ability to access our medicines is of particular importance.

Some investors may use third-party ESG ratings and reports to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our ESG practices are inadequate. The criteria by which companies’ ESG practices are assessed are evolving, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. Alternatively, if we elect not to or are unable to satisfy new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our policies with respect to ESG are inadequate and choose not to invest in us.

If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees and our desirability as an investment or business partner could be negatively impacted. Similarly, our failure or perceived failure to adequately pursue or fulfill our goals and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could expose us to additional regulatory, social or other scrutiny of us, the imposition of unexpected costs, or damage to our reputation, which in turn could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock to decline.

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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

Our business requires collecting, manipulating, analyzing, storing and otherwise processing large amounts of data, including proprietary data, sensitive data, personal data and other confidential information. We, and third parties acting on our behalf, employ and are increasingly dependent upon information technology systems, infrastructure, applications, websites and other resources. In addition, we rely on an enterprise software system to operate and manage our business. Our business, including our ability to manufacture drug products and conduct clinical trials, therefore depends on the continuous, effective, reliable and secure operation of our information technology resources and those of third parties acting on our behalf, including computer hardware, software, networks, Internet servers and related infrastructure.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products) or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security incident or other interruption. A security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standards or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Thus, despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business. Additionally, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.

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

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 through December 31, 2021, were $43.00 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline.

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

Future sales and issuances of our common stock or rights to purchase or acquire common stock, including pursuant to our equity incentive plans, outstanding stock options, restricted stock units, warrants, or otherwise, could result in dilution to the percentage ownership of our stockholders and could cause our stock price to fall.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of December 31, 2021, we had 905,809 shares of common stock reserved for future issuance under the 2014 Plan, options to purchase up to an aggregate of 6,951,349 shares of common stock outstanding and 161,468 unvested restricted stock units outstanding. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2022, an automatic increase pursuant to the 2014 Plan occurred, resulting in 2,662,882 additional shares available for future grant under the 2014 Plan.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of December 31, 2021, we had 128,006 shares of common stock reserved for future issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2022, an automatic increase pursuant to the ESPP occurred, resulting in 665,720 additional shares available for future grant under the ESPP. In addition, a warrant to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share was outstanding as of December 31, 2021.

Any future grants of options, restricted stock units, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Biden administration and Congress have proposed various U.S. federal tax law changes, which if enacted could have a material impact on our business, cash flow, financial condition or results of operations. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced an ownership change in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We occupy 13,420 square feet of office space for our corporate headquarters in San Diego, California under a lease that expires in November 2025. We also occupy approximately 16,541 square feet of office space in Boston, Massachusetts under a lease that expires in July 2024, and approximately 5,315 square feet of office and lab space in San Diego, California under a lease that expires in August 2025. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Holders of Record

As of February 18, 2022, there were approximately 104 holders of record of our common stock, which does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

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

Stock Performance Graph and Cumulative Total Return

The graph below shows the cumulative total stockholder return assuming the investment of $100 on December 31, 2016, (and the reinvestment of dividends thereafter) in each of (i) Kura Oncology, Inc.’s common stock, (ii) the Nasdaq Biotechnology Index and (iii) the Nasdaq Composite Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or Indexes.

COMPARISON OF CUMULATIVE TOTAL RETURN FROM 12/31/2016 THROUGH 12/31/2021*

Among Kura Oncology, Inc., the Nasdaq Biotechnology Index and the Nasdaq Composite Index

$600
$500
$400
$300
$200
$100
$0
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
Kura Oncology, Inc.
Nasdaq Biotechnology Index
Nasdaq Composite Index

*$100 invested 12/31/2016 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Kura Oncology, Inc. should be read in conjunction with the financial statements and the notes to those statements appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, assumptions and uncertainties. Important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis include, but are not limited to, those set forth in “Item 1A. Risk Factors” in this Annual Report. All forward-looking statements included in this Annual Report are based on information available to us as of the time we file this Annual Report and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements. For the comparison of the financial results for the fiscal years ended December 31, 2020 and 2019, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 24, 2021.

References to “Kura Oncology, Inc.,” “we,” “us” and “our” refer to Kura Oncology, Inc.

Overview

We are a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates that target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes, and we intend to pair them with molecular or cellular diagnostics to identify those patients most likely to respond to treatment. We presently have two clinical-stage product candidates, ziftomenib (KO-539) and tipifarnib, one preclinical-stage product candidate, KO-2806, currently in IND-enabling studies, as well as additional programs that are at a discovery stage. We own global commercial rights to all of our programs and product candidates. We plan to advance our product candidates through a combination of internal development and strategic partnerships while maintaining significant development and commercial rights.

Our first product candidate, ziftomenib, is a potent, selective, reversible and oral small molecule inhibitor which blocks the interaction of two proteins, menin and the protein expressed by the KMT2A gene (formerly referred to as the mixed-lineage leukemia 1 gene). We have generated preclinical data that support the potential anti-tumor activity of ziftomenib in genetically defined subsets of acute leukemia, including those with rearrangements or partial tandem duplications in the KMT2A gene as well as those with oncogenic driver mutations in genes such as NPM1. Our preclinical data support the hypothesis that ziftomenib targets epigenetic dysregulation and removes a key block to cellular differentiation to drive anti-tumor activity. We believe ziftomenib has the potential to address approximately 35% of AML, including NPM1-mutant AML and KMT2A-rearranged AML. In the pediatric population, KMT2A-rearranged leukemias make up approximately 10% of acute leukemias in all age groups and in the case of infant leukemias, the frequency of KMT2A rearrangements is 70–80%. These pediatric leukemia sub-types portend a poorer prognosis and five-year survival rate that is lower than other leukemia sub-types and therefore represent a significant unmet medical need given the lack of curative therapeutic options.

We received orphan drug designation for ziftomenib for the treatment of AML from the FDA in July 2019. We initiated our menin-KMT2A Phase 1/2 clinical trial of ziftomenib in relapsed or refractory AML which we call the Kura Oncology MEnin-KMT2A Trial, or KOMET-001, in September 2019. The Phase 1a dose escalation portion of the KOMET-001 trial used an accelerated design and the Phase 1b portion of the study seeks to validate a RP2D.

On December 5, 2020, we announced preliminary results from our KOMET-001 trial at an oral presentation at the 2020 ASH. As of the data cutoff date for the ASH presentation, November 2, 2020, the trial had enrolled 12 patients with relapsed or refractory AML, of whom ten were evaluable for safety and tolerability and eight were evaluable for efficacy. Clinical or biological activity was reported in six of the eight efficacy-evaluable patients, including two patients achieving a complete remission, one patient achieving a morphological leukemia-free state, and one patient experiencing a marked decrease in hydroxyurea requirements and having attained peripheral blood count stabilization. As presented at ASH, ziftomenib has been well tolerated with a manageable safety profile to date. As of the data cutoff date, no drug discontinuations due to treatment-related adverse events and no evidence of QTc prolongation were reported. Treatment related adverse effects (grade ≥ 3) were reported to include pancreatitis, increased lipase, decreased neutrophil count, tumor lysis syndrome and deep venous thrombosis.

On May 6, 2021, we reported that we amended the KOMET-001 trial protocol to include two Phase 1b expansion cohorts at doses that cleared the safety threshold in dose escalation. The Phase 1b portion of the study is designed to determine the lowest dose of ziftomenib that provides maximum biologic and clinical effect, consistent with guidance from the FDA relating to targeted oncology therapies, known as Project Optimus.

On June 24, 2021, we reported that we dosed our first patient in the Phase 1b expansion cohorts. Each cohort – a lower dose (200 mg) and a higher dose (600 mg) – is comprised of NPM1-mutant and KMT2A-rearranged relapsed/refractory AML patients. Both doses demonstrated preliminary evidence of activity and safety and were determined to be well tolerated in the Phase 1a portion of the study. We expect to enroll 12 evaluable patients in each cohort and assess those patients for safety and tolerability, pharmacokinetics and efficacy in order to determine the RP2D. The study protocol gives us the flexibility to enroll up to 30 patients in the selected cohort while we transition into the registration-directed portion of the study. We believe data from all patients treated at the RP2D will contribute to the registrational patient population.

Pending determination of the RP2D, we are preparing to conduct a comprehensive clinical development plan for ziftomenib, aimed at broadening the opportunity to develop treatments for patients with acute leukemias. Additional development opportunities include combination studies, other genetic subtypes, a pediatric development strategy and other indications, such as acute lymphocytic leukemia and myelodysplastic syndrome.

On November 24, 2021, we reported that the FDA had placed the KOMET-001 trial on a partial clinical hold. The partial clinical hold was initiated following our report to the FDA of a Grade 5 serious adverse event potentially associated with differentiation syndrome, a known adverse event related to differentiating agents in the treatment of AML. Patients who were enrolled in the Phase 1b expansion cohort at the time of the partial clinical hold were permitted to continue to receive ziftomenib, although no additional patients were to be enrolled until the partial clinical hold was lifted. On January 20, 2022, we announced that the FDA had lifted the partial clinical hold on the KOMET-001 trial following agreement on our mitigation strategy for differentiation syndrome, and that the study would resume screening and enrollment of new patients. We anticipate completing enrollment in the Phase 1b expansion cohorts of the KOMET-001 trial in the second quarter of 2022, and identifying the RP2D and reporting top-line data in the third quarter of 2022.

On December 13, 2021, we reported the presentation of preclinical data for ziftomenib and its potential for synergistic activity in combination with the BCL2 inhibitor venetoclax, a current standard of care in the treatment of patients with AML. These data confirm that treatment with ziftomenib drives dose-dependent induction of growth inhibition, differentiation and loss of viability of AML cells with KMT2A rearrangements or NPM1 mutations, while also reducing key protein levels such as MEIS1, FLT3 and BCL2 and menin itself. In addition, the new findings show that co-treatment with ziftomenib and venetoclax induces synergistic activity in patient-derived AML cells expressing KMT2A rearrangements or NPM1 mutations, with or without mutant FLT3 expression, and prolongs survival in an aggressive disseminated model of KMT2A-rearranged, FLT3-mutant AML.

Our second product candidate, tipifarnib, is a potent, selective and orally bioavailable inhibitor of farnesyl transferase that has been previously studied in more than 5,000 cancer patients and demonstrated compelling and durable anti-cancer activity in certain patients with a manageable side effect profile. We are currently evaluating tipifarnib in multiple solid tumor and hematologic indications.

Our most advanced solid tumor indication for tipifarnib is in patients with HNSCC that carry mutations in the HRAS gene. We are conducting a global, multi-center, open-label, non-comparative registration-directed clinical trial of tipifarnib in HRAS mutant HNSCC designed with two cohorts: a treatment cohort, which we call AIM-HN, and a prospective observational cohort, which we call SEQ-HN.

In July 2020, we amended the AIM-HN trial protocol to enable enrollment of patients with any HRAS mutation, in addition to patients with a high HRAS variant allele frequency, in order to assess the potential for clinical benefit in the overall HRAS mutant HNSCC population. We also introduced a number of modifications to the protocol that seek to enable us to enroll patients in the study more efficiently as well as modifications that we believe better reflect the evolving standards of care for recurrent/metastatic HNSCC. While these amendments do not change the primary outcome measure of an ORR in patients with high HRAS mutant variant allele frequency, the modifications will require us to enroll an increased number of evaluable HNSCC patients. As a result of the COVID-19 pandemic and the additional patients required for the trial, we anticipate we will continue to face delays in our timelines and milestones for the AIM-HN trial and, accordingly, are unable to reasonably forecast at this time when our AIM-HN trial will become fully enrolled.

On February 24, 2021, we announced that tipifarnib was granted Breakthrough Therapy Designation from the FDA for the treatment of patients with recurrent or metastatic HRAS mutant HNSCC with variant allele frequency ≥ 20% after disease progression on platinum-based chemotherapy. The Breakthrough Therapy Designation is based upon data from our Phase 2 RUN-HN trial, which was published in the Journal of Clinical Oncology on June 10, 2021.

In addition to evaluating tipifarnib as a monotherapy in patients with recurrent or metastatic HRAS mutant HNSCC, we have been evaluating the use of tipifarnib in combination with other oncology therapies to address larger patient populations and to pursue earlier lines of therapy. Among these potential combinations, we have prioritized the combination of tipifarnib and an inhibitor of the PI3 kinase alpha enzyme for clinical evaluation in patients with biomarker-defined subsets of HNSCC. On July 6, 2021, we announced a clinical collaboration with Novartis to evaluate the combination of tipifarnib and alpelisib, a PI3 kinase alpha inhibitor, in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification. In the fourth quarter of 2021, we commenced a Phase 1/2 open-label, biomarker-defined cohort study, which we call the KURRENT trial, to evaluate the safety and tolerability of the combination, determine the recommended dose and schedule for the combination, and assess early antitumor activity of the combination for the treatment of such patients. Under the terms of our collaboration agreement with Novartis, we sponsor the KURRENT trial and supply tipifarnib, and Novartis supplies alpelisib. On December 16, 2021, we announced dose administration for the first patient in KURRENT.

We believe tipifarnib also has potential to drive clinical benefit in patients with PTCL, including patients with AITL, as well as other subtypes of PTCL. We presented clinical data from our Phase 2 study in patients with relapsed and/or refractory PTCL at the 2021 ASH, demonstrating an overall response rate of 56% and median overall survival of 32.8 months in patients with advanced AITL, an aggressive form of T-cell lymphoma.

As previously reported, we are developing a next-generation farnesyl transferase inhibitor which we believe demonstrates improved potency, pharmacokinetic and physicochemical properties relative to tipifarnib. In June 2021, we nominated a development candidate, KO-2806, which we have advanced into IND-enabling studies. We intend to direct this development candidate at innovative biology and larger disease indications in combination with other targeted therapies, and we expect to submit an IND for KO-2806 by the end of 2022.

Liquidity Overview

As of December 31, 2021, we had cash, cash equivalents and short-term investments of $518.0 million. We have an ATM facility with SVB Leerink LLC and Stifel, Nicolaus & Company, Incorporated, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million. We have not yet sold any shares of our common stock under the ATM facility. To date, we have not generated any revenues from product sales, and we do not have any approved products. Since our inception, we have funded our operations primarily through equity and debt financings. We anticipate that we will require significant additional financing in the future to continue to fund our operations as discussed more fully below under the heading “Liquidity and Capital Resources.”

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of December 31, 2021, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Other Income (Expense), Net

Other income (expense), net, consists primarily of interest income and interest expense.

Income Taxes

We have incurred net losses and have not recorded any U.S. federal or state income tax benefits for the losses as they have been offset by valuation allowances.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2021 and 2020

The following table sets forth our results of operations for the years presented, in thousands:

	Years Ended December 31,
	2021	2020	Change
Research and development expenses	$84,721	$60,397	$24,324
General and administrative expenses	46,537	31,502	15,035
Other income (expense), net	792	2,274	(1,482)

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the years presented, in thousands:

	Years Ended December 31,
	2021	2020	Change
Ziftomenib-related costs	$18,794	$6,629	$12,165
Tipifarnib-related costs	30,640	26,025	4,615
Discovery stage programs	4,344	2,255	2,089
Personnel costs and other expenses	23,489	21,528	1,961
Share-based compensation expense	7,454	3,960	3,494
Total research and development expenses	$84,721	$60,397	$24,324

The increase in ziftomenib-related research and development expenses for the year ended December 31, 2021 compared to 2020 was primarily due to increases in costs related to our Phase 1/2 clinical trial of ziftomenib which was initiated in September 2019 and manufacturing development activities. The increase in tipifarnib-related research and development expenses for the year ended December 31, 2021 compared to 2020 was primarily due to increases in companion diagnostics development activities, patient screening costs and other clinical costs related to our registration-directed trial of tipifarnib. The increase in discovery stage programs for the year ended December 31, 2021 compared to 2020 was primarily due to increased research activities for new programs. The increase in personnel costs and other expenses for the year ended December 31, 2021 compared to 2020 was to support our Phase 1/2 clinical trial of ziftomenib and our registration-directed clinical trial of tipifarnib. Personnel costs and other expenses include employee salaries and related expenses, facilities expense and overhead expenses and costs related to the terminated ERK inhibitor program. The increase in share-based compensation expense for the year ended December 31, 2021 compared to 2020 was primarily due to increases in our headcount and grant date fair value. We expect our research and development expenses to increase in future periods as we continue clinical development activities for ziftomenib and tipifarnib.

General and Administrative Expenses. The increase in general and administrative expenses for the year ended December 31, 2021 compared to 2020 was primarily due to increases of $7.3 million in non-cash share-based compensation expense, $4.8 million in personnel expenses and $1.5 million in professional and legal services. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Other income (expense), net. The decrease in other income (expense), net for the year ended December 31, 2021 compared to 2020 was primarily due to a decrease in interest income.

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

We have incurred operating losses and negative cash flows from operating activities since inception. As of December 31, 2021, we had an accumulated deficit of $433.0 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of December 31, 2021, we had cash, cash equivalents and short-term investments of $518.0 million. Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2024. Our future capital requirements will depend on many factors, including:

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

The following table provides a summary of our net cash flow activities for the years presented, in thousands:

	Years Ended December 31,
	2021	2020	Change
Net cash used in operating activities	$(104,551)	$(69,830)	$(34,721)
Net cash used in investing activities	(126,835)	(99,936)	(26,899)
Net cash (used in) provided by financing activities	(3,435)	469,334	(472,769)

Operating Activities. The increase of $34.7 million in net cash used in operating activities for the year ended December 31, 2021 compared to 2020 was primarily due to the increase of $40.8 million in net loss and $8.2 million in changes in accounts payable and accrued expenses, partially offset by increases of $10.8 million in non-cash share-based compensation expense and $4.0 million in amortization of premiums and accretion of discounts on marketable securities, net.

Investing Activities. The increase of $26.9 million in net cash used in investing activities for the year ended December 31, 2021 compared to 2020 was primarily due to an increase of $124.7 million in purchases of marketable securities, partially offset by an increase of $96.8 million in maturities of marketable securities.

Financing Activities. Net cash used in financing activities for the year ended December 31, 2021 primarily related to the repayment of all amounts owed under our prior term loan facility with Silicon Valley Bank, including a final payment and prepayment fees, totaling $7.9 million, partially offset by proceeds of $4.4 million from exercises of stock options and purchases under our employee stock purchase plan. Net cash provided by financing activities for the year ended December 31, 2020 consisted of proceeds of $459.3 million from our sale of common stock from our public offerings in May 2020 and December 2020 and $10.2 million from exercises of stock options and purchases under our employee stock purchase plan.

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2021, in thousands:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases(1)	$7,486	$2,319	$4,238	$929	$—

______________________

(1)
Future minimum lease payments under our operating leases in San Diego, California and Boston, Massachusetts.

We enter into short-term and cancellable agreements in the normal course of operations with clinical sites and contract research organizations, or CROs, for clinical research studies, professional consultants and various third parties for preclinical research studies, clinical supply manufacturing and other services through purchase orders or other documentation, or that are undocumented except for an invoice. Such short-term agreements are generally outstanding for periods less than one year and are settled by cash payments upon delivery of goods and services. The nature of the work being conducted under these agreements is such that, in most cases, the services may be cancelled upon prior notice of 90 days or less. Payments due upon cancellation generally consist only of payments for services provided and expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. These payments are not included in the table of contractual obligations above.

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

Critical Accounting Policies and Management Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements required estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to form our critical accounting estimates.

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

Recently Adopted Accounting Pronouncements

See Note 2 in the Notes to Financial Statements of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in money market funds, corporate debt securities, U.S. Treasury securities, commercial paper, non-U.S. government debt securities, supranational debt securities and U.S. Agency bonds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on December 31, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2021, 2020 or 2019.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required pursuant to this item are included in Item 15 of this Annual Report and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports required by the Exchange Act is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Change in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended December 31, 2021 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Kura Oncology, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Kura Oncology, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kura Oncology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of Kura Oncology, Inc. as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Diego, California

February 24, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors” and “Executive Officers” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in the section headed “Ratification of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1. Financial Statements. We have filed the following documents as part of this Annual Report:

2. Financial Statement Schedules.

There are no financial statement schedules provided because the information called for is either not required or is shown either in the financial statements or the notes thereto.

3. Exhibits

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Warrant to Purchase Stock by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

4.3	Description of Registrant’s Common Stock.		10-K (Exhibit 4.3)	2/25/2020	001-37620

10.1+	Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.		8-K (Exhibit 10.1)	3/12/2015	000-53058

10.2+	Form of Restricted Stock Purchase Agreement and Restricted Stock Purchase Award Notice under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.		8-K (Exhibit 10.2)	3/12/2015	000-53058

10.3+	Kura Oncology, Inc. 2015 Employee Stock Purchase Plan.		8-K (Exhibit 10.3)	3/12/2015	000-53058

10.4+	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers.		8-K (Exhibit 10.4)	3/12/2015	000-53058

10.5*	License Agreement, dated December 18, 2014, by and between the Registrant and Janssen Pharmaceutica NV.		10-K (Exhibit 10.5)	2/24/2021	001-37620

10.6*	Amended and Restated Asset Purchase Agreement, dated February 12, 2015, by and between the Registrant and Araxes Pharma LLC.	10-K (Exhibit 10.6)	2/24/2021	001-37620

10.7*

Patent License Agreement, effective as of December 22, 2014, by and between the Registrant and the Regents of the University of Michigan, as amended on March 3, 2015, July 22, 2015, September 29, 2016, February 1, 2017.

		10-K (Exhibit 10.8)	2/24/2021	001-37620

10.8*	Fifth Amendment to Patent License Agreement, effective as of May 24, 2017, by and between the Registrant and the Regents of the University of Michigan.	10-K (Exhibit 10.9)	2/24/2021	001-37620

10.9+	Amended and Restated Executive Employment Agreement, effective as of January 29, 2016, by and between the Registrant and Troy E. Wilson, Ph.D., J.D.	10-K (Exhibit 10.15)	3/17/2016	001-37620

10.10	Amendment No. 1 to License Agreement, dated June 6, 2016, by and between the Registrant and Janssen Pharmaceutica NV.	10-Q (Exhibit 10.3)	8/10/2016	001-37620

10.11**	Sixth Amendment to Patent License Agreement, effective as of August 24, 2017, by and between the Registrant and the Regents of the University of Michigan.	10-K (Exhibit 10.23)	3/12/2018	001-37620

10.12+	Executive Employment Agreement, effective as of August 21, 2018, by and between the Registrant and Marc Grasso, M.D.	10-Q (Exhibit 10.2)	11/5/2018	001-37620

10.13	Sales Agreement, dated March 5, 2019, by and among the Registrant, SVB Leerink LLC and Stifel, Nicolaus & Company, Incorporated.	8-K (Exhibit 10.1)	3/5/2019	001-37620

10.14+	First Amendment to Executive Employment Agreement, effective as of August 21, 2018, by and between the Registrant and Marc Grasso, M.D.	10-Q (Exhibit 10.2)	11/5/2019	001-37620

10.15+	Executive Employment Agreement, effective as of August 9, 2019, by and between the Registrant and Kathleen Ford.	10-Q (Exhibit 10.3)	11/5/2019	001-37620

10.16	Office Lease Agreement, dated January 8, 2020, by and between the Registrant and BRE CA Office Owners LLC.	10-Q (Exhibit 10.28)	2/25/2020	001-37620

10.17	Office Lease Agreement, dated March 24, 2020, by and between the Registrant and East Office Operating Limited Partnership.	10-Q (Exhibit 10.5)	5/4/2020	001-37620

10.18+	Executive Employment Agreement, effective as of November 4, 2019, by and between the Registrant and James Basta.	10-Q (Exhibit 10.1)	5/4/2020	001-37620

10.19	First Amendment to Office Lease Agreement, dated May 2, 2020 by and between the Registrant and BRE CA Office Owner LLC.	10-Q (Exhibit 10.8)	5/4/2020	001-37620

10.20+	Amended and Restated Non-Employee Director Compensation Policy.	10-Q (Exhibit 10.4)	8/6/2020	001-37620

10.21+

Form of International Stock Option Grant Notice, International Stock Option Agreement and International Notice of Exercise under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.

			10-Q (Exhibit 10.1)	11/5/2020	001-37620

10.22	Second Amendment to Office Lease Agreement, dated October 27, 2020 by and between the Registrant and BRE CA Office Owner LLC.		10-Q (Exhibit 10.2)	11/5/2020	001-37620

10.23*	Master Collaboration Agreement, dated January 4, 2021 by and between the Registrant and Illumina, Inc.		10-K (Exhibit 10.35)	2/24/2021	001-37620

10.24+	Second Amendment to Executive Employment Agreement, effective as of February 19, 2021, by and between the Registrant and Troy E. Wilson, Ph.D., J.D.		10-K (Exhibit 10.36)	2/24/2021	001-37620

10.25+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.		10-K (Exhibit 10.37)	2/24/2021	001-37620

10.26+	Executive Employment Agreement, effective as of January 6, 2020, by and between the Registrant and Kirsten Flowers.		10-Q (Exhibit 10.4)	5/6/2021	001-37620

10.27+	Executive Employment Agreement, effective as of July 22, 2020, by and between the Registrant and Stephen Dale, M.D.		10-Q (Exhibit 10.7)	5/6/2021	001-37620

10.28+	Amendment to Executive Employment Agreement, effective as of February 22, 2021, by and between the Registrant and Stephen Dale, M.D.		10-Q (Exhibit 10.8)	5/6/2021	001-37620

10.29	Lease Agreement, dated May 11, 2021, by and between the Registrant and BP3-SD5 5510 Morehouse Drive LLC.		10-Q (Exhibit 10.1)	8/5/2021	001-37620

10.30+	Form of International Restricted Stock Unit Award Grant Notice and International Restricted Stock Unit Award Agreement under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.	X

10.31+	Executive Employment Agreement, effective as of October 18, 2021, by and between the Registrant and Teresa Bair.	X

10.32+	Separation Agreement, effective as of February 4, 2022, by and between the Registrant and Marc Grasso, M.D.	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney (see signature page).	X

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

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

Kura Oncology, Inc.

Date: February 24, 2022	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Troy E. Wilson, Ph.D., J.D. and Thomas Doyle, and each of them, as his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Troy E. Wilson, Ph.D., J.D.	President, Chief Executive Officer and Chairman of the Board of Directors	February 24, 2022
Troy E. Wilson, Ph.D., J.D.	(Principal Executive and Financial Officer)

/s/ Thomas Doyle	Senior Vice President, Finance & Accounting	February 24, 2022
Thomas Doyle	(Principal Accounting Officer)

/s/ Helen Collins, M.D.	Director	February 24, 2022
Helen Collins, M.D.

/s/ Faheem Hasnain	Director	February 24, 2022
Faheem Hasnain

/s/ Thomas Malley	Director	February 24, 2022
Thomas Malley

/s/ Diane Parks	Director	February 24, 2022
Diane Parks

/s/ Carol Schafer	Director	February 24, 2022
Carol Schafer

/s/ Steven H. Stein, M.D.	Director	February 24, 2022
Steven H. Stein, M.D.

/s/ Mary Szela	Director	February 24, 2022
Mary Szela

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Kura Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kura Oncology, Inc. (the Company) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

Clinical Trial Research and Development Expenses and Accruals

Description of the Matter

During 2021, the Company incurred $84.7 million for research and development expense and as of December 31, 2021, the Company accrued $2.6 million for clinical trial research and developed expenses. As described in Note 2 of the financial statements, the Company records accruals for estimated costs of research and development activities that include contract services for clinical trials. Clinical trial activities performed by third parties are accrued and expensed based upon estimates of the proportion of work completed over the life of the individual clinical trial and patient enrollment rates in accordance with agreements established with contract research organizations ("CROs") and clinical trial sites. Estimates are determined by reviewing contracts, vendor agreements and purchase orders, and through discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services.

Auditing management’s accounting for accrued third-party clinical trial research and development expenses is especially challenging as evaluating the progress or stage of completion of the activities under the Company’s research and development agreements is dependent upon a high volume of data from third-party service providers and internal clinical personnel.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the accounting for accrued third-party clinical trial research and development expenses. This included management’s assessment of the assumptions and data underlying the accrued third-party clinical trial research and development expenses estimate.

To test the completeness of the Company’s accrued third-party clinical trial research and development expenses, among other procedures, we obtained supporting evidence of the research and development activities performed for significant clinical trials. We inspected meeting summaries of clinical trial and project status meetings with internal personnel and third-party service providers to corroborate the status of significant research and development activities. We performed inquiries with clinical project managers to corroborate the status of significant research and development activities. To verify the appropriate measurement of accrued research and development costs, we compared the costs for a sample of transactions against the related invoices and contracts, confirmed amounts incurred to-date with third-party service providers, and performed lookback analyses. We also examined a sample of subsequent payments to evaluate the completeness of the accrued third-party clinical trial research and development expenses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Diego, California

February 24, 2022

KURA ONCOLOGY, INC.

BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$90,672	$325,493
Short-term investments	427,288	307,827
Prepaid expenses and other current assets	4,329	3,972
Total current assets	522,289	637,292
Property and equipment, net	2,673	2,021
Restricted cash	210	210
Operating lease right-of-use assets	5,573	6,334
Other long-term assets	3,306	1,355
Total assets	$534,051	$647,212

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$22,455	$23,024
Current portion of long-term debt	—	3,000
Total current liabilities	22,455	26,024
Long-term debt	—	4,250
Long-term operating lease liabilities	4,612	5,638
Other long-term liabilities	375	395
Total liabilities	27,442	36,307
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 66,572 and 66,194 shares issued and outstanding as of December 31, 2021 and 2020, respectively	7	7
Additional paid-in capital	941,359	913,354
Accumulated other comprehensive income (loss)	(1,789)	46
Accumulated deficit	(432,968)	(302,502)
Total stockholders’ equity	506,609	610,905
Total liabilities and stockholders’ equity	$534,051	$647,212

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Operating Expenses:
Research and development	$84,721	$60,397	$47,826
General and administrative	46,537	31,502	19,653
Total operating expenses	131,258	91,899	67,479
Other Income (Expense):
Interest and other income, net	1,206	2,852	4,919
Interest expense	(414)	(578)	(580)
Total other income	792	2,274	4,339
Net Loss	$(130,466)	$(89,625)	$(63,140)

Net loss per share, basic and diluted	$(1.97)	$(1.69)	$(1.51)
Weighted average number of shares used in computing net loss per share, basic and diluted	66,352	53,077	41,946

Comprehensive Loss:
Net loss	$(130,466)	$(89,625)	$(63,140)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities and foreign currency	(1,835)	(285)	462
Comprehensive loss	$(132,301)	$(89,910)	$(62,678)

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	38,148	$4	$310,849	$(131)	$(149,737)	$160,985
Issuance of common stock, net of offering costs	6,785	1	108,128	—	—	108,129
Share-based compensation expense	—	—	9,409	—	—	9,409
Issuance of common stock from exercise of options and employee stock purchase plan	451	—	2,936	—	—	2,936
Other comprehensive income	—	—	—	462	—	462
Net loss	—	—	—	—	(63,140)	(63,140)
Balance at December 31, 2019	45,384	5	431,322	331	(212,877)	218,781
Issuance of common stock, net of offering costs	19,792	2	458,976	—	—	458,978
Share-based compensation expense	—	—	12,807	—	—	12,807
Issuance of common stock from exercise of options and employee stock purchase plan	1,018	—	10,249	—	—	10,249
Other comprehensive loss	—	—	—	(285)	—	(285)
Net loss	—	—	—	—	(89,625)	(89,625)
Balance at December 31, 2020	66,194	7	913,354	46	(302,502)	610,905
Share-based compensation expense	—	—	23,579	—	—	23,579
Issuance of common stock from exercise of options and employee stock purchase plan	378	—	4,426	—	—	4,426
Other comprehensive loss	—	—	—	(1,835)	—	(1,835)
Net loss	—	—	—	—	(130,466)	(130,466)
Balance at December 31, 2021	66,572	$7	$941,359	$(1,789)	$(432,968)	$506,609

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2021	2020	2019
Operating Activities
Net loss	$(130,466)	$(89,625)	$(63,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	23,579	12,807	9,409
Non-cash interest expense	399	—	—
Loss from extinguishment of debt	212	—	—
Depreciation expense	558	194	—
Amortization of premium and accretion of discounts on marketable securities, net	4,391	410	(1,103)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(357)	(711)	(875)
Other long-term assets	(329)	1,205	(117)
Accounts payable and accrued expenses	(2,518)	5,677	856
Other long-term liabilities	(20)	213	210
Net cash used in operating activities	(104,551)	(69,830)	(54,760)

Investing Activities
Purchases of marketable securities	(445,657)	(320,963)	(227,571)
Maturities of marketable securities	319,969	223,198	181,246
Purchases of property and equipment	(1,147)	(2,171)	—
Net cash used in investing activities	(126,835)	(99,936)	(46,325)

Financing Activities
Repayment of long-term debt	(7,250)	(250)	—
Payment of fees related to extinguishment of debt	(611)	—	—
Proceeds from exercises of stock options and purchases under employee stock purchase plan	4,426	10,249	2,936
Proceeds from issuances of common stock, net	—	459,335	108,165
Net cash (used in) provided by financing activities	(3,435)	469,334	111,101
Net (decrease) increase in cash, cash equivalents and restricted cash	(234,821)	299,568	10,016
Cash, cash equivalents and restricted cash at beginning of period	325,703	26,135	16,119
Cash, cash equivalents and restricted cash at end of period	$90,882	$325,703	$26,135
Supplemental disclosure of cash flow information:
Interest paid	$784	$419	$430

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

Restricted Cash

Under the terms of an office lease entered into in March 2020, we are required to maintain a standby letter of credit during the term of the lease. As of December 31, 2021, restricted cash of $0.2 million was pledged as collateral for the letter of credit.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheets that sum to the total of the amounts shown on the statements of cash flows, in thousands:

	December 31,
	2021	2020	2019
Cash and cash equivalents	$90,672	$325,493	$26,135
Restricted cash	210	210	—
Total	$90,882	$325,703	$26,135

Short-Term Investments

Short-term investments are marketable securities with maturities greater than three months from date of purchase that are specifically identified to fund current operations. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. The cost of short-term investments is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in interest income. Dividend and interest income is recognized as interest income on the statements of operations and comprehensive loss when earned. Short-term investments are classified as available-for-sale securities and carried at fair value with unrealized gains and non-credit related losses recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis and included in interest and other income, net on the statements of operations and comprehensive loss.

Allowance for Credit Losses

For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive income (loss) on the statements of operations and comprehensive loss.

We elected the practical expedient to exclude the applicable accrued interest from both the fair value and amortized costs basis of our available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable on available-for-sale securities is recorded within prepaid expenses and other current assets on our balance sheets. Our accounting policy is to not measure an allowance for credit loss for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which we consider to be in the period in which we determine the accrued interest will not be collected by us.

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. For the years ended December 31, 2021, 2020 and 2019, there were no impairments of the value of long-lived assets.

Leases

We determine if an arrangement is a lease or contains lease components at inception. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. For operating leases with an initial term greater than 12 months, we recognize operating lease right-of-use, or ROU, assets and operating lease liabilities based on the present value of lease payments over the lease term at commencement date. Operating lease ROU assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate when we are reasonably certain that the options will be exercised. We do not separate lease components from non-lease components. For our operating leases, we generally cannot determine the interest rate implicit in the lease, in which case we use our incremental borrowing rate as the discount rate for the lease. We estimate our incremental borrowing rate for our operating leases based on what we would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Research and Development Expenses

Research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred when these expenditures have no alternative future uses. We are obligated to make upfront payments upon execution of certain research and development agreements. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred. Such amounts are recognized as expense as the related goods are delivered or the related services are performed or such time when we do not expect the goods to be delivered or services to be performed. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses, in other research and development projects or otherwise, and therefore no separate economic values are expensed as research and development costs at the time such costs are incurred. As of December 31, 2021, we had no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Share-Based Compensation

Our share-based awards are measured at fair value on the date of grant based upon the estimated fair value of common stock. The fair value of awards expected to vest are recognized and amortized on a straight-line basis over the requisite service period of the award less actual forfeitures. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model, or Black-Scholes model, that requires the use of assumptions including volatility, expected term, risk-free rate and the fair value of the underlying common stock. We estimate the fair value of restricted stock units granted based on the closing market price of our common stock on the date of grant. Actual forfeitures are applied as they occur, and any compensation cost previously recognized for awards for which the requisite service has not been completed is reversed in the period that the award is forfeited.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period determined using the treasury-stock method. As we have reported net loss for the years ended December 31, 2021, 2020 and 2019, dilutive net loss per common share is the same as basic net loss per common share for those periods. Common stock equivalents outstanding are comprised of stock options, restricted stock units, a warrant and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Common stock equivalents outstanding at December 31, 2021, 2020 and 2019 totaling approximately 7,156,000, 5,059,000 and 4,120,000, respectively, were excluded from the computation of dilutive weighted-average shares outstanding because their effect would be anti-dilutive.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that we adopt as of the specified effective date. We have evaluated recently issued accounting pronouncements and, based on our preliminary assessment, we do not believe any will have a material impact on our financial statements or related footnote disclosures.

3. Investments

We invest in available-for-sale securities consisting of money market funds, corporate debt securities, U.S. Treasury securities, commercial paper, non-U.S. government debt securities, supranational debt securities and U.S. Agency bonds. Available-for-sale securities are classified as either cash and cash equivalents or short-term investments on the balance sheets.

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		December 31, 2021
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	1 or less	$79,895	$—	$—	$79,895

Short-term investments:
Corporate debt securities	3 or less	208,064	—	(892)	207,172
U.S. Treasury securities	3 or less	135,452	—	(619)	134,833
Commercial paper	1 or less	53,439	—	—	53,439
Non-U.S. government and supranational debt securities	3 or less	23,122	—	(214)	22,908
U.S. Agency bonds	2 or less	8,994	—	(58)	8,936
Total short-term investments		429,071	—	(1,783)	427,288
Total		$508,966	$—	$(1,783)	$507,183

		December 31, 2020
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	1 or less	$311,239	$—	$—	$311,239
Commercial paper	1 or less	5,998	—	—	5,998
Total cash equivalents		317,237	—	—	317,237

Short-term investments:
Corporate debt securities	2 or less	113,020	36	(36)	113,020
U.S. Treasury securities	1 or less	88,409	50	(2)	88,457
Commercial paper	1 or less	106,350	—	—	106,350
Total short-term investments		307,779	86	(38)	307,827
Total		$625,016	$86	$(38)	$625,064

Short-term investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of December 31, 2021 and 2020, short-term investments of $246.9 million and $242.6 million, respectively, had maturities less than one year, and short-term investments of $180.4 million and $65.2 million, respectively, had maturities between one to three years. Realized gains and losses were de minimis for the years ended December 31, 2021, 2020 and 2019.

As of December 31, 2021 and 2020, 36 available-for-sale securities with a fair market value of $373.9 million and 10 available-for-sale securities with a fair market value of $85.2 million, respectively, were in gross unrealized loss positions, none of which were in a continuous unrealized loss position for greater than 12 months. We do not intend to sell these available-for-sale securities, and it is not more likely than not that we will be required to sell these securities prior to recovery of their amortized cost basis. Based on our review of these available-for-sale securities, the unrealized losses at December 31, 2021 were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. We have no allowance for credit losses as of December 31, 2021 and 2020. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss).

Accrued interest receivable on available-for-sale securities were $1.4 million and $0.9 million at December 31, 2021 and 2020, respectively. We have not written off any accrued interest receivables for the years ended December 31, 2021, 2020 and 2019.

4. Fair Value Measurements

As of December 31, 2021 and 2020, we had cash equivalents and short-term investments measured at fair value on a recurring basis.

Available-for-sale securities consist of U.S. Treasury securities, which are measured at fair value using Level 1 inputs, and corporate debt securities, commercial paper, non-U.S. government debt securities, supranational debt securities and U.S. Agency bonds which are measured at fair value using Level 2 inputs. We determine the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. We validate the fair values of Level 2 financial instruments by comparing these fair values to a third-party pricing source.

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	December 31, 2021
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$79,895	$79,895	$—

Short-term investments:
Corporate debt securities	207,172	—	207,172
U.S. Treasury securities	134,833	134,833	—
Commercial paper	53,439	—	53,439
Non-U.S. government and supranational debt securities	22,908	—	22,908
U.S. Agency bonds	8,936	—	8,936
Total short-term investments	427,288	134,833	292,455
Total	$507,183	$214,728	$292,455

	December 31, 2020
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$311,239	$311,239	$—
Commercial paper	5,998	—	5,998
Total cash equivalents	317,237	311,239	5,998

Short-term investments:
Corporate debt securities	113,020	—	113,020
U.S. Treasury securities	88,457	88,457	—
Commercial paper	106,350	—	106,350
Total short-term investments	307,827	88,457	219,370
Total	$625,064	$399,696	$225,368

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	December 31,
	2021	2020
Leasehold improvements	$1,532	$1,169
Furniture and fixtures	1,032	862
Laboratory and computer equipment	953	276
Property and equipment, gross	3,517	2,307
Less: accumulated depreciation	(844)	(286)
Property and equipment, net	$2,673	$2,021

Depreciation expense was $0.6 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively, and de minimis for the year ended December 31, 2019.

Accounts payable and accrued expenses consisted of the following, in thousands:

	December 31,
	2021	2020
Accounts payable	$3,236	$2,753
Accrued clinical trial research and development expenses	2,619	4,080
Accrued other research and development expenses	5,341	5,581
Accrued compensation and benefits	7,923	7,016
Operating lease liability, current portion	2,263	2,089
Other accrued expenses	1,073	1,505
Total accounts payable and accrued expenses	$22,455	$23,024

6. Long-Term Debt

In November 2018, we entered into a loan and security agreement with Silicon Valley Bank, or the SVB Loan Agreement, providing for up to $20.0 million in a series of term loans. Upon entering into the SVB Loan Agreement, we borrowed $7.5 million, or the Term Loan. The Term Loan had a scheduled maturity date of May 1, 2023. In May 2021, we paid $6.6 million to repay all amounts owed under the Term Loan, which included a final payment of $0.6 million, representing 7.75% of the Term Loan which was being accrued through interest expense using the effective interest method, and a prepayment fee of $30,000. In accordance with ASC 470-50, Debt Modifications and Extinguishments, we accounted for the transaction as an extinguishment of debt. Accordingly, we recorded a loss of approximately $0.2 million in the second quarter of 2021, which is included in interest expense on the statements of operations and comprehensive loss for the year ended December 31, 2021.

7. License Agreements

The University of Michigan License Agreement

In December 2014, we entered into a license agreement with the Regents of the University of Michigan, or the University of Michigan, which was amended in March 2015, July 2015, September 2016, February 2017, May 2017 and August 2017, under which we received certain license rights for a non-refundable upfront license, annual maintenance fees and payments upon achievement of certain development and sales-based milestones. The licensed asset consists of several compounds, including our development candidate ziftomenib (KO-539). All future development, regulatory and commercial work on the asset will be completed fully and at our sole expense. The University of Michigan retains the right to use the asset for non-commercial research, internal and/or educational purposes, with the right to grant the same limited rights to other non-profit research institutions.

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

Future Milestone Payments under License Agreements

Collectively, all of our license agreements provide for specified development, regulatory and sales-based milestone payments up to a total of $80.2 million payable upon occurrence of each stated event, of which $0.5 million relates to the initiation of certain development activities, $28.9 million relates to the achievement of specified regulatory approvals for the first indication and up to $50.8 million relates to the achievement of specified levels of product sales. Additional payments will be due for each subsequent indication if specified regulatory approvals are achieved. As of December 31, 2021, we have paid milestone payments totaling $0.1 million under the above-mentioned license agreements. Furthermore, if all the programs are successfully commercialized, we will be required to pay tiered royalties on annual net product sales ranging from the low single digits to the low teens, depending on the volume of sales and the respective agreement.

8. Commitments and Contingencies

Operating Leases

We currently have three operating leases for administrative and research and development office and lab space in San Diego, California and Boston, Massachusetts that expire between July 2024 and November 2025. Under the terms of the operating leases, we are required to pay our proportionate share of property taxes, insurance and normal maintenance costs. Two of our leases include renewal options for an additional five years, which were not included in the determination of the ROU asset or lease liability as the renewal was not reasonably certain at the inception of the lease. Our San Diego corporate headquarters lease and our San Diego lease for lab and office space provided for $1.0 million and $0.1 million, respectively, in reimbursements for allowable tenant improvements, which effectively reduced the total lease payments owed. Under the terms of our office lease in Boston, we are required to maintain a standby letter of credit of approximately $0.2 million during the term of the lease. Additionally, we had other operating leases including a sublease with a related party for office space in San Diego, California and a lease for office space in Cambridge, Massachusetts that ended in 2020, and a sublease for lab space in San Diego that ended in August 2021.

Maturities of our lease liabilities as of December 31, 2021 are as follows, in thousands:

Year Ending December 31,
2022	$2,319
2023	2,375
2024	1,863
2025	929
Total lease payments	7,486
Less: imputed interest	(611)
Total operating lease liabilities	$6,875

As of December 31, 2021 and 2020, total operating lease ROU assets were $5.6 million and $6.3 million, respectively. As of December 31, 2021, total operating lease liabilities were $6.9 million, of which $4.6 million were recorded as long-term lease liabilities. As of December 31, 2020, total operating lease liabilities were $7.7 million, of which $5.6 million were recorded as long-term lease liabilities. As of December 31, 2021 and 2020, the weighted-average discount rate was 5.5% for both periods, and the weighted-average remaining lease term was 3.3 years and 4.1 years, respectively.

Total cash paid for amounts included in the measurement of operating lease liabilities, net of tenant improvement reimbursements, was $2.1 million, $0.3 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Operating lease ROU assets obtained in exchange for operating lease liabilities were $1.0 million, $7.5 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Total operating lease expense was approximately $2.0 million, $1.7 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. We had also entered into short-term operating leases that expired in 2020. Total rent expense for the years ended December 31, 2021, 2020 and 2019 was approximately $2.0 million, $2.0 million and $0.6 million, respectively.

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

In connection with the loan and security agreement with Oxford Finance LLC and Silicon Valley Bank in 2016, a warrant issued to Oxford Finance LLC to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share remains outstanding as of December 31, 2021.

10. Share-Based Compensation

Equity Incentive Plan

In March 2015, our board of directors adopted our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, which provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation to our employees, consultants and members of our board of directors. The number of shares of our common stock available for future grant under the 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2022, an automatic increase pursuant to the 2014 Plan occurred, resulting in 2,662,882 additional shares of common stock available for future grants under the 2014 Plan. We issue shares of common stock upon the exercise of options and vesting of restricted stock unit awards with the source of those shares of common stock being newly issued shares. As of December 31, 2021, 14,882,245 shares of common stock had been reserved for issuance, and 905,809 shares of common stock were available for future grants of equity awards, under the 2014 Plan.

Employee Stock Purchase Plan

In March 2015, our board of directors adopted the 2015 Employee Stock Purchase Plan, or ESPP. The ESPP permits eligible employees to purchase our common stock at a discount through payroll deductions during defined six-month offering periods. Eligible employees may elect to withhold up to 15% of their base earnings to purchase shares of our common stock at a price equal to 85% of the fair market value on the first day of the offering period or the purchase date, whichever is lower. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares of common stock, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2022, an automatic increase pursuant to the ESPP occurred, resulting in 665,720 additional shares of common stock available for future grants under the ESPP. As of December 31, 2021, we have issued 110,699 shares of common stock, and 128,006 shares of common stock are reserved for future issuance, under the ESPP. Share-based compensation expense related to the ESPP for the years ended December 31, 2021, 2020 and 2019 was $0.3 million, $0.2 million and $0.1 million, respectively.

Stock Options and Restricted Stock Unit Awards

Stock Options

The exercise price of all stock options granted was equal to the fair market value of such stock on the date of grant. Stock options generally vest over a four-year period. The maximum contractual term for all stock options is ten years. The following is a summary of stock option activity for the year ended December 31, 2021, in thousands (except per share and years data):

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	5,021	$15.37
Granted	2,835	$27.70
Exercised	(343)	$11.11
Canceled	(562)	$21.94
Outstanding at December 31, 2021	6,951	$20.08	7.9	$5,565
Vested and expected to vest at December 31, 2021	6,951	$20.08	7.9	$5,565
Exercisable at December 31, 2021	3,145	$16.93	6.9	$4,152

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at December 31, 2021 of $14.00 per share and the exercise price of stock options that had strike prices below the closing price.

The following summarizes certain information regarding stock options, in thousands (except per share data):

	Years Ended December 31,
	2021	2020	2019
Cash received from options exercised	$3,809	$9,766	$2,562
Intrinsic value of options exercised	$3,475	$13,348	$4,311
Weighted-average grant date fair value per share	$17.84	$10.15	$10.93

As of December 31, 2021, unrecognized estimated compensation expense related to stock options was $52.3 million, which is expected to be recognized over the weighted-average remaining requisite service period of approximately 2.6 years.

Restricted Stock Unit Awards

Restricted stock unit awards, or RSUs, are share awards that, upon vesting, will deliver to the holder shares of our common stock. We began issuing RSUs in 2021. The RSUs generally vest annually over four years.

The following is a summary of RSU activity for the year ended December 31, 2021, in thousands (except per share and years data):

	Number of RSUs	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Period (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	—	$—
Granted	187	$32.80
Released	—	$—
Canceled	(26)	$32.80
Outstanding at December 31, 2021	161	$32.80	1.6	$2,261
Expected to vest at December 31, 2021	161	$32.80	1.6	$2,261

As of December 31, 2021, unrecognized estimated compensation expense related to RSUs was $4.1 million, which is expected to be recognized over the weighted-average remaining requisite service period of approximately 3.1 years.

Share-Based Compensation Expense

Total share-based compensation expense included on the statements of operations and comprehensive loss was comprised of the following, in thousands:

	Years Ended December 31,
	2021	2020	2019
Research and development	$7,454	$3,960	$3,427
General and administrative	16,125	8,847	5,982
Total share-based compensation expense	$23,579	$12,807	$9,409

We estimated the fair value of employee stock options and ESPP using the Black-Scholes model based on the date of grant with the following assumptions:

	Options			ESPP
	Years Ended December 31,			Years Ended December 31,
	2021	2020	2019	2021	2020	2019
Expected term (in years)	5.50 — 6.08	5.50 — 6.08	5.50 — 6.08	0.50	0.50	0.50
Expected volatility	72.0% — 74.6%	74.4% — 76.1%	73.1% — 77.2%	44.8% — 61.8%	55.3% — 91.9%	43.9% — 54.2%
Risk-free interest rate	0.6% — 1.3%	0.4% — 2.0%	2.1% — 2.8%	0.0%— 0.1%	0.1% — 0.9%	1.9% — 2.5%
Expected dividend yield	—	—	—	—	—	—

Expected term. The expected term of stock options represents the period that the stock options are expected to remain outstanding. Due to limited historical exercise behavior, we determined the expected life assumption using the simplified method. The expected term of the ESPP stock purchase rights is six months, which represents the length of each purchase period.

Expected volatility. The expected volatility was based, in part, on our historical volatility and the historical volatility of comparable publicly-traded companies due to our limited trading history. Expected volatility for the ESPP stock purchase rights is based on our historical volatility.

Risk-free interest rate. The risk-free interest rates are based on the U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

Expected dividend yield. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future.

11. Related Party Transactions

Our president and chief executive officer is also the sole managing member and a significant stockholder of Araxes Pharma LLC, or Araxes. The following is a summary of related party transactions for the years ended December 31, 2021, 2020 and 2019:

•
Facility Sublease

We subleased office space in San Diego, California from Araxes between June 2017 and June 2020. The monthly rent expense was between $16,000 to $24,000 per month during the sublease term. Rent expense, including operating costs, related to the sublease for the years ended December 31, 2020 and 2019 was approximately $0.2 million and $0.4 million, respectively.

•
Management Fees

We have a management services agreement with Araxes pursuant to which Araxes pays us monthly fees for management services calculated based on costs incurred by us in the provision of services to Araxes, plus a reasonable mark-up. For the years ended December 31, 2021, 2020 and 2019, we recorded approximately $0.1 million, $0.1 million and $0.2 million, respectively, of management fee income included in interest and other income, net on the statements of operations and comprehensive loss. In addition, the agreement allows for Araxes to reimburse us an amount equal to the number of full-time equivalents, or FTE, performing research and development services for Araxes, at an annual FTE rate of approximately $382,000, plus actual expenses as reasonably incurred. For the years ended December 31, 2021 and 2020, we did not record any reimbursements for research and development expenses provided to Araxes. For the year ended December 31, 2019, we recorded reimbursements of approximately $0.1 million, for research and development services provided to Araxes, which was recorded as a reduction to research and development expenses on the statements of operations and comprehensive loss.

•
Services Agreements

We have a services agreement with Wellspring Biosciences, Inc., or Wellspring, a wholly-owned subsidiary of Araxes, pursuant to which we pay Wellspring for research and development services provided to us in an amount equal to the number of FTE’s performing the services, at an annual FTE rate of $400,000, plus actual expenses as reasonably incurred. For the year ended December 31, 2021, we did not recognize any expense under this service agreement. For the years ended December 31, 2020 and 2019, we recognized approximately $0.1 million and $0.2 million, respectively, from research and development services provided to us under this agreement as research and development expense on the statements of operations and comprehensive loss.

We had a services agreement with ALG Partners, Inc., or ALG Partners, a recruiting and temporary staffing agency. Our chief operating officer is an immediate family member of the president of ALG Partners. There were no related party expenses with ALG Partners for the year ended December 31, 2021. For the years ended December 31, 2020 and 2019, expenses recognized as related party transactions with ALG Partners were approximately $0.1 million in both years.

•
Araxes Asset Purchase Agreement

In December 2014, we entered into an asset purchase agreement with Araxes which was amended and restated in February 2015, under which we purchased certain early-stage patent rights related to compounds in the field of oncology for a purchase price of $0.5 million payable under a convertible promissory note. The agreement allows for contingent milestone payments of $9.7 million throughout development and commercialization of the asset, additional payments for each subsequent indication if specified regulatory approvals are achieved and tiered royalties on annual net product sales upon successful commercialization. To date, we have paid Araxes $0.3 million in milestone payments. Additionally, during the year ended December 31, 2020, we announced the termination of our KO-947 ERK inhibitor program and as such do not anticipate having any further obligations due under this agreement. There were no milestone payments to Araxes for the years ended December 31, 2021, 2020 and 2019.

12. Employee Benefit Plan

We have a defined contribution 401(k) plan for all employees. Under the terms of the plan, employees may make voluntary contributions as a percentage or defined amount of compensation. We provided a safe harbor contribution of 4.0% of the employee’s compensation in 2021 and 3.0% in 2020 and prior years, not to exceed eligible limits. For the years ended December 31, 2021, 2020 and 2019, we incurred approximately $1.0 million, $0.6 million and $0.3 million, respectively, in expenses related to the safe harbor contribution.

13. Income Taxes

For the years ended December 31, 2021, 2020 and 2019, we did not record a provision for income taxes due to a full valuation against our deferred taxes.

Our effective income tax rate differs from the statutory federal rate of 21% for the years ended December 31, 2021, 2020 and 2019, due to the following, in thousands:

	Years Ended December 31,
	2021	2020	2019
Income taxes at statutory federal rate	$(27,398)	$(18,821)	$(13,259)
State income tax, net of federal benefit	(9,758)	(7,684)	(4,810)
Research and development tax credits	(5,850)	(3,169)	(1,664)
Share-based compensation	2,819	(304)	708
Other	(496)	(120)	199
Valuation allowance	40,683	30,098	18,826
Income tax expense	$—	$—	$—

Significant components of our deferred tax assets and liabilities are shown below, in thousands:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$111,238	$79,230
Research and development tax credit carryforwards	13,794	7,944
Share-based compensation	4,842	2,638
Operating lease liabilities	2,021	2,278
Accruals	2,096	1,915
Other	1,088	641
Total gross deferred tax assets	135,079	94,646
Less valuation allowance	(133,206)	(92,523)
Net deferred tax assets	1,873	2,123
Deferred tax liabilities:
Operating lease right-of-use assets	(1,638)	(1,868)
Other	(235)	(255)
Total gross deferred tax liabilities	(1,873)	(2,123)
Net deferred tax assets	$—	$—

As of December 31, 2021, we had federal net operating loss, or NOL, carryforwards of $380.5 million, of which $305.1 million can be carried forward indefinitely. The remaining federal net operating loss carryforwards of $75.4 million will begin to expire in 2034, unless previously utilized. In addition, as of December 31, 2021, we had state loss carryforwards of $456.5 million, of which $456.0 million begin to expire in 2034 and $0.5 million begin to expire in 2030, unless previously utilized. We also have federal and state research and development credit carryforwards of $14.6 million and $4.0 million, respectively, as of December 31, 2021. The federal research and development credits will begin to expire in 2034, unless previously utilized. Of the state research and development credits, $2.4 million will carryforward indefinitely and approximately $1.6 million will begin to expire in 2031, unless previously utilized.

We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our tax years since inception are subject to examination by the federal and state jurisdictions due to the carryforward of unutilized net operating losses and research and development credits. We have not been, nor are we currently, under examination by the federal or any state tax authority.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Based on the weight of the evidence, including our limited existence and losses since inception, management has determined that it is more likely than not that the deferred tax assets will not be realized and therefore has recorded a full valuation allowance against the deferred taxes. The valuation allowance increased by $40.7 million from December 31, 2020.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, or IRC, annual use of our NOL or research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We previously completed a study to assess whether an ownership change, as defined by IRC Section 382, had occurred from our formation through March 31, 2016. Based upon this study, we determined that an ownership change occurred but concluded the annual utilization limitation would be sufficient to utilize our pre-ownership change NOLs and research and development credits prior to expiration. We completed additional studies and concluded no further ownership changes occurred through December 31, 2018. We are currently in the process of completing a study for 2019, 2020, and 2021, however, we do not expect any material limitations to the utilization of NOLs or research and development credits. Future ownership changes may limit our ability to utilize remaining tax attributes. Any carryforwards that will expire prior to utilization as a result of such additional limitations will be removed from deferred tax assets, with a corresponding reduction of the valuation allowance.

In accordance with authoritative guidance, the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table summarizes the activity related to our unrecognized tax benefits, in thousands:

	December 31,
	2021	2020	2019
Gross unrecognized tax benefits at the beginning of the year	$2,978	$1,741	$1,063
Increases related to prior year tax positions	—	—	—
Increases from tax positions taken in the current year	1,424	1,237	678
Gross unrecognized tax benefits at the end of the year	$4,402	$2,978	$1,741

Our practice is to recognize interest and penalties related to income tax matters in income tax expense. There was no accrued interest or penalties included on the balance sheets as of December 31, 2021 and 2020, and we have not recognized interest and penalties on the statements of operations and comprehensive loss for the years ended December 31, 2021, 2020 or 2019.

We do not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.