Form 10-Q
period 2022-03-31
Kura Oncology, Inc.
filed 2022-05-04
CIK 1422143

say

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of the close of business on April 29, 2022, the registrant had 66,636,105 shares of Common Stock, $0.0001 par value, outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,832	$90,672
Short-term investments	446,243	427,288
Prepaid expenses and other current assets	6,959	4,329
Total current assets	487,034	522,289
Property and equipment, net	2,567	2,673
Restricted cash	210	210
Operating lease right-of-use assets	5,149	5,573
Other long-term assets	3,625	3,306
Total assets	$498,585	$534,051

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,337	$3,236
Accrued expenses	14,112	16,956
Current operating lease liabilities	2,276	2,263
Total current liabilities	17,725	22,455
Long-term operating lease liabilities	4,114	4,612
Other long-term liabilities	496	375
Total liabilities	22,335	27,442
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 66,636 and 66,572 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	948,312	941,359
Accumulated other comprehensive loss	(6,648)	(1,789)
Accumulated deficit	(465,421)	(432,968)
Total stockholders' equity	476,250	506,609
Total liabilities and stockholders' equity	$498,585	$534,051

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating Expenses:
Research and development	$20,913	$20,324
General and administrative	11,869	10,572
Total operating expenses	32,782	30,896
Other Income (Expense):
Interest and other income, net	329	310
Interest expense	—	(108)
Total other income, net	329	202
Net Loss	$(32,453)	$(30,694)

Net loss per share, basic and diluted	$(0.49)	$(0.46)
Weighted average number of shares used in computing net loss per share, basic and diluted	66,607	66,218

Comprehensive Loss:
Net loss	$(32,453)	$(30,694)
Other comprehensive loss:
Unrealized loss on marketable securities and foreign currency	(4,859)	(128)
Comprehensive Loss	$(37,312)	$(30,822)

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	66,572	$7	$941,359	$(1,789)	$(432,968)	$506,609
Share-based compensation expense	—	—	6,650	—	—	6,650
Issuance of common stock under equity incentive plan	64	—	303	—	—	303
Other comprehensive loss	—	—	—	(4,859)	—	(4,859)
Net loss	—	—	—	—	(32,453)	(32,453)
Balance at March 31, 2022	66,636	$7	$948,312	$(6,648)	$(465,421)	$476,250

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	66,194	$7	$913,354	$46	$(302,502)	$610,905
Share-based compensation expense	—	—	5,075	—	—	5,075
Issuance of common stock under equity incentive plan	69	—	829	—	—	829
Other comprehensive loss	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(30,694)	(30,694)
Balance at March 31, 2021	66,263	$7	$919,258	$(82)	$(333,196)	$585,987

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating Activities
Net loss	$(32,453)	$(30,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	6,650	5,075
Depreciation expense	177	108
Amortization of premium and accretion of discounts on marketable securities, net	1,100	850
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,630)	(2,860)
Other long-term assets	105	410
Accounts payable and accrued expenses	(5,251)	(1,452)
Other long-term liabilities	121	46
Net cash used in operating activities	(32,181)	(28,517)

Investing Activities
Purchases of marketable securities	(51,400)	(223,158)
Maturities of marketable securities	26,487	36,969
Purchases of property and equipment	(49)	(31)
Net cash used in investing activities	(24,962)	(186,220)

Financing Activities
Proceeds from issuance of stock under equity incentive plan	303	829
Repayment of long-term debt	—	(750)
Net cash provided by financing activities	303	79
Net decrease in cash, cash equivalents and restricted cash	(56,840)	(214,658)
Cash, cash equivalents and restricted cash at beginning of period	90,882	325,703
Cash, cash equivalents and restricted cash at end of period	$34,042	$111,045

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

References in these Notes to Unaudited Condensed Financial Statements to the “Company,” “we,” “our” or “us,” refer to Kura Oncology, Inc.

Basis of Presentation

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission on February 24, 2022, from which we derived our balance sheet as of December 31, 2021. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

The extent to which the COVID-19 pandemic has impacted and may continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with any confidence, such as the duration and severity of the COVID-19 pandemic, steps required or mandated by governments to mitigate the impact of COVID-19 or the effectiveness of actions to prevent, contain and treat COVID-19, particularly in the geographies where we, our third-party manufacturers, contract research organizations or current and planned clinical trial sites operate. We cannot presently predict the scope and severity of any potential business disruptions, interruptions or shutdowns. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition.

2. Summary of Significant Accounting Policies

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

Restricted Cash

Under the terms of an office lease entered into in March 2020, we are required to maintain a standby letter of credit during the term of the lease. As of March 31, 2022, restricted cash of $0.2 million was pledged as collateral for the letter of credit.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed balance sheets that sum to the total of the amounts shown in the unaudited condensed statements of cash flows, in thousands:

	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
Cash and cash equivalents	$33,832	$90,672	$110,835	$325,493
Restricted cash	210	210	210	210
Total	$34,042	$90,882	$111,045	$325,703

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

We elected the practical expedient to exclude the applicable accrued interest from both the fair value and amortized costs basis of our available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable on available-for-sale securities is recorded within prepaid expenses and other current assets on our unaudited condensed balance sheets. Our accounting policy is to not measure an allowance for credit loss for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which we consider to be in the period in which we determine the accrued interest will not be collected by us.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period determined using the treasury-stock method. As we have reported net loss for the three months ended March 31, 2022 and 2021, dilutive net loss per common share is the same as basic net loss per common share for those periods. Common stock equivalents outstanding are comprised of stock options, restricted stock units, a warrant and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Common stock equivalents outstanding at March 31, 2022 and 2021 totaling approximately 9,501,000 and

6,834,000, respectively, were excluded from the computation of dilutive weighted-average shares outstanding because their effect would be anti-dilutive.

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

3. Investments

We invest in available-for-sale securities consisting of money market funds, corporate debt securities, U.S. Treasury securities, commercial paper, non-U.S. government debt securities, supranational debt securities and U.S. Agency bonds. Available-for-sale securities are classified as either cash and cash equivalents or short-term investments on our unaudited condensed balance sheets.

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		March 31, 2022
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$29,245	$—	$—	$29,245

Short-term investments:
Corporate debt securities	3 or less	192,065	—	(3,366)	188,699
U.S. Treasury securities	3 or less	170,309	2	(2,372)	167,939
Commercial paper	1 or less	58,427	—	—	58,427
Non-U.S. government and supranational debt securities	3 or less	23,094	—	(719)	22,375
U.S. Agency bonds	2 or less	8,995	—	(192)	8,803
Total short-term investments		452,890	2	(6,649)	446,243
Total		$482,135	$2	$(6,649)	$475,488

		December 31, 2021
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$79,895	$—	$—	$79,895

Short-term investments:
Corporate debt securities	3 or less	208,064	—	(892)	207,172
U.S. Treasury securities	3 or less	135,452	—	(619)	134,833
Commercial paper	1 or less	53,439	—	—	53,439
Non-U.S. government and supranational debt securities	3 or less	23,122	—	(214)	22,908
U.S. Agency bonds	2 or less	8,994	—	(58)	8,936
Total short-term investments		429,071	—	(1,783)	427,288
Total		$508,966	$—	$(1,783)	$507,183

Short-term investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of March 31, 2022 and December 31, 2021, short-term investments of $292.0 million and $246.9 million, respectively, had maturities less than one year, and short-term investments of $154.2 million and $180.4 million, respectively, had maturities between one to three years. We had no realized gains or losses for the three months ended March 31, 2022 and 2021.

As of March 31, 2022, 36 available-for-sale securities with a fair market value of $366.8 million were in gross unrealized loss positions, none of which were in a continuous unrealized loss position for greater than 12 months. We do not intend to sell these available-for-sale securities, and it is not more likely than not that we will be required to sell these securities prior to recovery of their amortized cost basis. Based on our review of these available-for-sale securities, the unrealized losses at March 31, 2022 were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. We have no allowance for credit losses as of March 31, 2022 and December 31, 2021. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive (income) loss.

Accrued interest receivable on available-for-sale securities were $1.6 million and $1.4 million at March 31, 2022 and December 31, 2021, respectively. We have not written off any accrued interest receivables for the three months ended March 31, 2022 and 2021.

4. Fair Value Measurements

As of March 31, 2022 and December 31, 2021, we had cash equivalents and short-term investments measured at fair value on a recurring basis.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	March 31, 2022
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$29,245	$29,245	$—

Short-term investments:
Corporate debt securities	188,699	—	188,699
U.S. Treasury securities	167,939	167,939	—
Commercial paper	58,427	—	58,427
Non-U.S. government and supranational debt securities	22,375	—	22,375
U.S. Agency bonds	8,803	—	8,803
Total short-term investments	446,243	167,939	278,304
Total	$475,488	$197,184	$278,304

	December 31, 2021
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$79,895	$79,895	$—

Short-term investments:
Corporate debt securities	207,172	—	207,172
U.S. Treasury securities	134,833	134,833	—
Commercial paper	53,439	—	53,439
Non-U.S. government and supranational debt securities	22,908	—	22,908
U.S. Agency bonds	8,936	—	8,936
Total short-term investments	427,288	134,833	292,455
Total	$507,183	$214,728	$292,455

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	March 31, 2022	December 31, 2021
Leasehold improvements	$1,543	$1,532
Furniture and fixtures	1,032	1,032
Laboratory and computer equipment	1,013	953
Property and equipment, gross	3,588	3,517
Less: accumulated depreciation	(1,021)	(844)
Property and equipment, net	$2,567	$2,673

Current accrued expenses consisted of the following, in thousands:

	March 31, 2022	December 31, 2021
Accrued clinical trial research and development expenses	$3,475	$2,619
Accrued other research and development expenses	4,436	5,341
Accrued compensation and benefits	4,494	7,923
Other accrued expenses	1,707	1,073
Total current accrued expenses	$14,112	$16,956

6. Leases

We currently have three operating leases for administrative and research and development office and lab space in San Diego, California and Boston, Massachusetts that expire between July 2024 and November 2025. Under the terms of the operating leases, we are required to pay our proportionate share of property taxes, insurance and normal maintenance costs. Two of our leases include renewal options for an additional five years, which were not included in the determination of the right-of-use, or ROU, asset or lease liability as the renewal was not reasonably certain at the inception of the lease. Our San Diego corporate headquarters lease and our San Diego lease for lab and office space provided for $1.0 million and $0.1 million, respectively, in reimbursements for allowable tenant improvements, which effectively reduced the total lease payments owed. Under the terms of our office lease in Boston, we are required to maintain a standby letter of credit of approximately $0.2 million during the term of the lease.

Maturities of lease liabilities as of March 31, 2022 are as follows, in thousands:

Year Ending December 31,
2022 (remaining)	$1,747
2023	2,375
2024	1,863
2025	929
Total lease payments	6,914
Less: imputed interest	(524)
Total operating lease liabilities	$6,390

As of March 31, 2022 and December 31, 2021, the weighted-average discount rate was 5.5% for both periods, and the weighted-average remaining lease term was 3.0 years and 3.3 years, respectively. Total cash paid for amounts included in the measurement of operating lease liabilities was $0.6 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively. There were no operating lease ROU assets obtained in exchange for operating lease liabilities for the three months ended March 31, 2022 and 2021, respectively. Total operating lease expense for the three months ended March 31, 2022 and 2021 was approximately $0.5 million in both periods.

7. Stockholders’ Equity

In March 2019, we entered into a Common Stock Sales Agreement with SVB Leerink LLC and Stifel, Nicolaus & Company, Incorporated, under which we could offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $75.0 million. We did not sell any shares of our common stock under the agreement. In February 2022, we terminated the agreement with SVB Leerink LLC and Stifel, Nicolaus & Company, Incorporated.

In February 2022, we entered into a new Common Stock Sales Agreement with SVB Securities LLC, Credit Suisse Securities (USA) LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not yet sold any shares of our common stock under the ATM Facility.

8. Share-Based Compensation

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended
	March 31,
	2022	2021
Research and development	$2,456	$1,371
General and administrative	4,194	3,704
Total share-based compensation expense	$6,650	$5,075

As of March 31, 2022, unrecognized estimated compensation expense related to stock options and restricted stock units was approximately $57.5 million and $9.1 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.8 years and 3.6 years, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and notes thereto as of and for the fiscal year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission, or SEC, on February, 24, 2022.

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

On November 24, 2021, we reported that the FDA had placed the KOMET-001 trial on a partial clinical hold. The partial clinical hold was initiated following our report to the FDA of a Grade 5 serious adverse event potentially associated with differentiation syndrome, a known adverse event related to differentiating agents in the treatment of AML. Patients who were enrolled in the Phase 1b expansion cohorts at the time of the partial clinical hold were permitted to continue to receive ziftomenib, although no additional patients were to be enrolled until the partial clinical hold was lifted. On January 20, 2022, we announced that the FDA had lifted the partial clinical hold on the KOMET-001 trial following agreement on our mitigation strategy for differentiation syndrome, and that the study would resume screening and enrollment of new patients. We have completed enrollment in the Phase 1b expansion cohorts of the KOMET-001 trial, and we anticipate identifying the RP2D and reporting top-line data in the third quarter of 2022.

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

In addition to evaluating tipifarnib as a monotherapy in patients with recurrent or metastatic HRAS mutant HNSCC, we have been evaluating the use of tipifarnib in combination with other targeted oncology therapies to address larger patient populations and to pursue earlier lines of therapy. Among these potential combinations, we have prioritized the combination of tipifarnib and an inhibitor of the PI3 kinase alpha enzyme for clinical evaluation in patients with biomarker-defined subsets of HNSCC. On July 6, 2021, we announced a clinical collaboration with Novartis Pharma AG, or Novartis, to evaluate the combination of tipifarnib and alpelisib, a PI3 kinase alpha inhibitor, in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification. In the fourth quarter of 2021, we commenced a Phase 1/2 open-label, biomarker-defined cohort study, which we call the KURRENT-HN trial, to evaluate the safety and tolerability of the combination, determine the recommended dose and schedule for the combination, and assess early antitumor activity of the combination for the treatment of such patients. Under the terms of our collaboration agreement with Novartis, we sponsor the KURRENT-HN trial and supply tipifarnib, and Novartis supplies alpelisib. On December 16, 2021, we announced dose administration for the first patient in KURRENT-HN.

The KURRENT-HN trial is an ongoing multicenter, open-label, Phase 1/2 trial designed to evaluate the safety of the combination of tipifarnib and alpelisib, determine the recommended combination dose(s) regimen, and evaluate preliminary anti-tumor activity in patients with recurrent/metastatic (R/M) HNSCC whose tumors are dependent upon HRAS and/or PIK3CA signaling. We anticipate enrolling approximately 40 HNSCC patients into two biomarker defined cohorts (Cohort 1, PIK3CA; Cohort 2, HRAS).

We are also evaluating the use of farnesyl transferase inhibitors, or FTIs, in combination with epidermal growth factor receptor, or EGFR, -targeted therapies to prevent emergence of resistance to EGFR-targeted therapies. At the American Association for Cancer Research Annual Meeting in April 2022, our collaboration partner, INSERM, the French National Institute of Health and Medical Research, released preclinical data supporting the potential of tipifarnib to prevent emergence of resistance to the EGFR tyrosine kinase inhibitor osimertinib in EGFR mutant non-small cell lung cancer, or NSCLC. Using Rho-pathway inhibitor screening, researchers at INSERM found that tipifarnib induced a complete clearance of drug-tolerant dormant cells, a potential mechanism of resistance to EGFR-targeted therapy in NSCLC. Several farnesylated targets were identified that appear to control the ability of tumor cells to enter and exit a drug-tolerant state. In parallel, using preclinical in vivo models of EGFR-mutated lung tumors, co-treatment with tipifarnib durably prevented relapse to osimertinib for up to six months, with no evidence of toxicity. Collectively, this mechanistic and translational research strongly supports the use of an FTI to prevent or delay the adaptive response to osimertinib in patients with EGFR-mutated NSCLC. We are preparing to initiate a Phase 1 clinical trial, which we plan to call the KURRENT-LUNG trial, of tipifarnib in combination with osimertinib in treatment-naïve locally advanced/metastatic EGFR mutated NSCLC and expect to dose the first patient in the third quarter of 2022.

As previously reported, we are developing a next-generation farnesyl transferase inhibitor which we believe demonstrates improved potency, pharmacokinetic and physicochemical properties relative to tipifarnib. In June 2021, we nominated a development candidate, KO-2806, which we have advanced into IND-enabling studies. We intend to direct this development candidate at innovative biology and larger disease indications in combination with other targeted therapies, including osimertinib, and we expect to submit an IND for KO-2806 in the fourth quarter of 2022. We are also evaluating both tipifarnib and KO-2806 in combination with other targeted therapies in other indications.

Liquidity Overview

As of March 31, 2022, we had cash, cash equivalents and short-term investments of $480.1 million. In February 2022, we terminated our $75.0 million Common Stock Sales Agreement with SVB Leerink LLC and Stifel, Nicolaus & Company, Incorporated and entered into a new Common Stock Sales Agreement with SVB Securities LLC, Credit Suisse Securities (USA) LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not yet sold any shares of our common stock under the ATM Facility. To date, we have not generated any revenues from product sales, and we do not have any approved products. Since our inception, we have funded our operations primarily through equity and debt financings. We anticipate that we will require significant additional financing in the future to continue to fund our operations as discussed more fully below under the heading “Liquidity and Capital Resources.”

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of March 31, 2022, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits, share-based compensation and other personnel costs for employees in executive, finance, business development and support functions. Other significant general and administrative expenses include the costs associated with obtaining and maintaining our patent portfolio, professional services for audit, legal, pre-commercial planning, investor and public relations, director and officer insurance premiums, corporate activities and allocated facilities.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income.

Income Taxes

We have incurred net losses and have not recorded any U.S. federal or state income tax benefits for the losses as they have been offset by valuation allowances.

Results of Operations

The following table sets forth our results of operations for the periods presented, in thousands:

	Three Months Ended
	March 31,
	2022	2021	Change
Research and development expenses	$20,913	$20,324	$589
General and administrative expenses	11,869	10,572	1,297
Other income (expense), net	329	202	127

Comparison of the Three Months Ended March 31, 2022 and 2021

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended
	March 31,
	2022	2021	Change
Ziftomenib-related costs	$4,085	$2,661	$1,424
Tipifarnib-related costs	4,861	10,177	(5,316)
Discovery stage programs	1,345	770	575
Personnel costs and other expenses	8,166	5,345	2,821
Share-based compensation expense	2,456	1,371	1,085
Total research and development expenses	$20,913	$20,324	$589

The increase in ziftomenib-related research and development expenses for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to increases in costs related to our Phase 1/2 clinical trial of ziftomenib. The decrease in tipifarnib-related research and development expenses for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to decreases in manufacturing and companion diagnostics development activities, and clinical costs related to our registration-directed trial of tipifarnib. The increase in discovery stage program research and development expenses for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to increased research activities for new programs. Personnel costs and other expenses include employee salaries and related expenses, facilities expenses and overhead expenses. We expect our research and development expenses to increase in future periods as we continue clinical development activities for ziftomenib and tipifarnib.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to increases of $0.7 million in professional fees and $0.5 million in non-cash share-based compensation expense. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities.

In February 2022, we entered into the ATM Facility under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not yet sold any shares of our common stock under the ATM Facility.

We have incurred operating losses and negative cash flows from operating activities since inception. As of March 31, 2022, we had an accumulated deficit of $465.4 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of March 31, 2022, we had cash, cash equivalents and short-term investments of $480.1 million. Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through 2024. Our future capital requirements will depend on many factors, including:

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

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Three Months Ended
	March 31,
	2022	2021	Change
Net cash used in operating activities	$(32,181)	$(28,517)	$(3,664)
Net cash used in investing activities	(24,962)	(186,220)	161,258
Net cash provided by financing activities	303	79	224

Operating Activities. The increase in net cash used in operating activities for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to the increase of $1.8 million in net loss, $3.8 million in changes in accounts payable and accrued expenses, partially offset by an increase of $1.6 million in non-cash share-based compensation expense.

Investing Activities. The decrease in net cash used in investing activities for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to a decrease of $171.8 million in purchases of marketable securities, partially offset by a decrease of $10.5 million in maturities of marketable securities.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2022 related to proceeds of $0.3 million from the issuance of stock under our equity incentive plan. Net cash provided by financing activities for the three months ended March 31, 2021 consisted of $0.8 million in proceeds from the issuance of stock under our equity incentive plan, offset by $0.8 million in the repayment of long-term debt.

Contractual Obligations and Commitments

We lease certain office and laboratory space under non-cancelable operating leases. The leases are also subject to additional variable charges for common area maintenance, property taxes, property insurance and other variable costs. See Note 6 of the unaudited condensed financial statements for additional detail surrounding our lease obligations.

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

Critical Accounting Policies and Management Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed financial statements required estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in the unaudited condensed financial statements. On an ongoing basis, we evaluate our critical accounting estimates and judgments. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Though the impact of the COVID-19 pandemic to our business and operating results presents additional uncertainty, we continue to use the best information available to form our critical accounting estimates.

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Management Estimates,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in money market funds, corporate debt securities, U.S. Treasury securities, commercial paper, non-U.S. government debt securities, supranational debt securities and U.S. Agency bonds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the unaudited condensed statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on March 31, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during any periods presented herein.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports required by the Exchange Act is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the quarter covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the information included or incorporated by reference in this Quarterly Report and in our other public filings, you should carefully consider the risks described below in evaluating our company. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022.

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

We may subsequently learn of certain information or data that the FDA may request, which may necessitate conducting additional preclinical studies or generating additional information at significant cost in terms of both time and expense, including under a clinical hold imposed on an IND. For example, the FDA recently published guidance on “Project Optimus”, an initiative to reform dose selection in oncology drug development. If the FDA does not believe we have sufficiently demonstrated that the selected doses for our investigational products maximize not only the efficacy of the investigational product, but the safety and tolerability as well, our ability to initiate new studies may be delayed. Even if we conducted the additional studies or generated the additional information requested, the FDA could disagree that we have satisfied their requirements, all of which will cause significant delays and expense to our programs.

Ziftomenib and tipifarnib will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, regulatory approval in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. We presently anticipate that an approved companion diagnostic will be required in order to obtain approval for ziftomenib in NPM1-mutant AML and KMT2A-rearranged AML and for tipifarnib in HRAS-dependent or PIK3CA-dependent HNSCC. Companion diagnostics are subject to regulation and must be separately approved for marketing by the FDA. We are not permitted to market or promote ziftomenib, tipifarnib or any other product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approvals. Although the scope of regulatory approval is similar in other countries, in some countries there are additional regulatory requirements and potential regulatory risks and we cannot predict success in these jurisdictions.

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

We have not previously submitted an NDA to the FDA, or similar product approval filings to comparable foreign authorities, or received marketing approval for any product candidate, and we cannot be certain that ziftomenib or tipifarnib will be successful in clinical trials or receive regulatory approval for any indication. We cannot anticipate whether or when we will seek regulatory review of ziftomenib or tipifarnib for any other indications. If we do not receive regulatory approvals for and successfully commercialize ziftomenib or tipifarnib on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market ziftomenib or tipifarnib, our revenues will be dependent, in part, on our third-party collaborator’s ability to commercialize the companion diagnostic as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the market opportunities for the treatment of NPM1-mutant AML, KMT2A-rearranged AML, and HRAS-dependent or PIK3CA-dependent HNSCC and other diseases are not as significant as we estimate, our business and prospects may be harmed.

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

We anticipate that our current product candidates and any future product candidates may be used in combination with third-party drugs or biologics, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.*

Our current product candidates and any future product candidates have the potential to be administered in combination with one or more cancer therapies, such as VENCLEXTA (venetoclax) in the case of ziftomenib, alpelisib in the case of tipifarnib, or other drugs, both approved and unapproved. Our ability to develop and ultimately commercialize our current product candidates and any future product candidates used in combination with another drug or biologic will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing venetoclax, alpelisib, or other drugs, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. We are currently developing tipifarnib and may develop other future product candidates for use in combination with other therapies. The FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive previous trial results are attributable to the combination therapy and not our current product candidates and any future product candidates. Moreover, following product approval, the FDA or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, quality, manufacturing and supply issues, and changes to the standard of care.

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

Tipifarnib has been studied in more than 5,000 oncology patients and was generally well tolerated and exhibited a manageable side effect profile. The most common hematologic adverse events of any grade were neutropenia, or low white blood cell count, anemia and thrombocytopenia, or low platelet count. The most common non-hematologic adverse events of any grade were gastrointestinal system disorders such as nausea, anorexia, diarrhea and vomiting, fatigue and rash. Treatment discontinuation across the prior tipifarnib clinical studies has been in the range of approximately 20-25%. The side effects observed so far in our ongoing clinical trials of tipifarnib have been generally consistent with the prior observations; however, there is no guarantee that additional or more severe side effects will not be identified through further clinical studies, including our AIM-HN clinical trial. Rights to develop tipifarnib in virology indications have been granted by Janssen to EB Pharma LLC, or EB Pharma, a subsidiary of Eiger BioPharmaceuticals. Undesirable side effects may be identified in clinical trials that EB Pharma may conduct in virology indications, which may negatively impact the development, commercialization ,or potential value of tipifarnib.

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

Failure by us or our third-party collaborators to develop, validate and obtain regulatory approval for a diagnostic testing platform could harm our drug development strategy and operational results.*

One of the central elements of our business strategy is to screen and identify subsets of patients with molecular or genetic alterations who may derive meaningful clinical benefit from our product candidates. Successful identification of these patient subsets depends on the development of sensitive, accurate and cost-effective molecular and other diagnostic tests and the widespread adoption and use of these tests at clinical sites to screen a sufficient number of patients to identify whether they are appropriate candidates for treatment with one of our product candidates.

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

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. To date, the FDA has frequently required a premarket approval application of companion diagnostics for cancer therapies. We presently anticipate that an approved companion diagnostic will be required in order to obtain approval for ziftomenib in NPM1-mutant AML and KMT2A-rearranged AML and for tipifarnib in HRAS-dependent or PIK3CA-dependent HNSCC. We and our third-party collaborators may encounter difficulties in developing, validating and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop, validate or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our product candidates. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

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
•
enter into collaboration arrangements for combination drugs or biologics for our product candidates;
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

In February 2022, we entered into the ATM Facility under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not yet sold any shares of our common stock under the ATM Facility.

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

For our KURRENT-HN trial, in addition to relying upon third-party service providers, we depend upon Novartis to supply alpelisib in accordance with the terms of our collaboration agreement. If Novartis does not perform in accordance with the agreement, or the agreement is terminated, the KURRENT-HN trial, and our development plans for tipifarnib in combination with alpelisib, could be materially adversely impacted.

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

If we are unable to develop formulations of our product candidates with acceptable stability and sterility characteristics, or experience an unexpected delay or loss of supply of any of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues, geopolitical events, the ongoing COVID-19 pandemic or otherwise, our business may be harmed and we may experience delays, disruptions, suspensions or terminations of, or we may be required to restart or repeat, any pending or ongoing clinical trials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, we may be required to manufacture additional supplies of our product candidates to the extent our estimates of the amounts required prove inaccurate, we suffer unexpected losses of product candidate supplies, or to the extent that we are required to have fresh product candidate supplies manufactured to satisfy regulatory requirements or specifications. Any significant delay or discontinuation in the supply of a product candidate, or the raw material components thereof, due to the need to replace a supplier, contract manufacturer or other third-party manufacturer, could considerably harm our business and delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. Any performance failure on the part of our existing or future manufacturers, suppliers or distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

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

We and our collaboration partners have been able to continue to supply our clinical products to our patients and currently do not anticipate any interruptions in supply. To the extent our third-party manufacturers and supply chain suppliers are negatively impacted by geopolitical events such as the military action initiated by Russia against Ukraine (and responses by the United States and certain other countries, including significant sanctions and trade actions against Russia), as well as the ongoing COVID-19 pandemic globally and in specific regions, such as China, we may not be able to provide continuous drug supply to our clinical sites and our clinical trials may be delayed or may not be completed which would have a material adverse effect on our business operations and performance.

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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; and other adverse business consequences.*

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, or collectively, process personal data, including data we collect about participants in our clinical trials, and other sensitive third-party data, including proprietary and confidential business data, trade secrets and intellectual property. Our data processing activities subject us to numerous data privacy and security obligations, such as laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the California Consumer Privacy Act of 2018, or CCPA, imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices, affording California residents certain rights related to their personal data, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents’ personal data rights. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, it is anticipated that the California Consumer Privacy Act, or CPRA, effective January 1, 2023, will expand the CCPA. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states have enacted data privacy laws. For example, Virginia passed the Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Utah Consumer Privacy Act, all of which become effective in 2023. In addition, data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018) impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to processing of their personal data.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. Certain changes to the ACA, such as the removal of the ACA’s individual health insurance mandate by federal tax legislation, a delay in the implementation of certain ACA-mandated fees, and other changes to the ACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” were recently enacted or implemented, and the effect of these changes is unknown. Furthermore, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. We cannot predict the ultimate content, timing or effect of healthcare reform legislation or regulation or the impact of potential legislation or regulation on us.

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

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2026. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation Model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business. It is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Our patent rights may not protect our patent protected products and product candidates if competitors devise ways of making products that compete with us without legally infringing our patent rights. For example, our patent rights in tipifarnib are limited in ways that affect our ability to exclude third parties from competing against us. In particular, the patent term for the composition of matter patents covering the API of tipifarnib expired in the United States and countries in Europe in 2016. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. The U.S. PTO issued us several patents directed to the method of treatment of HRAS mutant HNSCC with tipifarnib and corresponding patents have been issued in a number of foreign jurisdictions, including Europe, Japan and China. The U.S. PTO issued us a patent directed to the method of treatment of relapsed or refractory AML with tipifarnib. In addition, the U.S. PTO issued us patents directed to the treatment of HRAS mutant HNSCC with a farnesyl transferase inhibitor and corresponding patents have been issued in a number of foreign jurisdictions, including Europe. The U.S. PTO and several foreign jurisdictions also issued us patents directed to the method of treatment of AITL with tipifarnib and the method of treatment of CXCL12-expressing PTCL or AML with tipifarnib, as well as patents directed to the method of treatment of AITL, and the method of treatment of CXCL12-expressing PTCL or AML with a farnesyl transferase inhibitor.

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

We may not be able to protect our intellectual property rights throughout the world.*

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

We currently have a limited number of employees, and are highly dependent on our Chief Executive Officer. Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are a clinical-stage company with a limited operating history, and, as of March 31, 2022, we had 117 full-time employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 through March 31, 2022, were $43.00 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders or the perception that such sales could occur could cause the market price of our common stock to decline. In February 2022, we entered into the ATM Facility under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not yet sold any shares of our common stock under the ATM Facility.

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of March 31, 2022, we had 1,171,287 shares of common stock reserved for future issuance under the 2014 Plan, options to purchase up to an aggregate of 8,892,450 shares of common stock outstanding and 553,720 unvested restricted stock units outstanding. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2022, an automatic increase pursuant to the 2014 Plan occurred, resulting in 2,662,882 additional shares available for future grant under the 2014 Plan.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of March 31, 2022, we had 793,726 shares of common stock reserved for future issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2022, an automatic increase pursuant to the ESPP occurred, resulting in 665,720 additional shares available for future grant under the ESPP. In addition, a warrant to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share was outstanding as of March 31, 2022.

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

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Warrant to Purchase Stock issued by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

10.1+	Separation Agreement, effective as of February 4, 2022, by and between the Registrant and Marc Grasso, M.D.		10-K (Exhibit 10.32)	2/24/2022	001-37620

10.2	Sales Agreement, dated February 24, 2022, by and among Kura Oncology, Inc., SVB Securities LLC, Credit Suisse Securities (USA), LLC and Cantor Fitzgerald & Co.		8-K (Exhibit 10.1)	2/24/2022	001-37620

10.3+	Form of International Restricted Stock Unit Award Grant Notice and International Restricted Stock Unit Award Agreement under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.		10-K (Exhibit 10.30)	2/24/2022	001-37620

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

+ Indicates management contract or compensatory plan

+

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kura Oncology, Inc.

Date: May 4, 2022	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer
(Principal Executive and Financial Officer)