Form 10-Q
period 2022-06-30
Kura Oncology, Inc.
filed 2022-08-03
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of the close of business on July 29, 2022, the registrant had 66,893,003 shares of Common Stock, $0.0001 par value, outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,257	$90,672
Short-term investments	411,001	427,288
Prepaid expenses and other current assets	9,528	4,329
Total current assets	459,786	522,289
Property and equipment, net	2,546	2,673
Restricted cash	210	210
Operating lease right-of-use assets	4,719	5,573
Other long-term assets	4,164	3,306
Total assets	$471,425	$534,051

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$15,583	$20,192
Current operating lease liabilities	2,290	2,263
Total current liabilities	17,873	22,455
Long-term operating lease liabilities	3,602	4,612
Other long-term liabilities	459	375
Total liabilities	21,934	27,442
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 66,838 and 66,572 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	957,489	941,359
Accumulated other comprehensive loss	(7,815)	(1,789)
Accumulated deficit	(500,190)	(432,968)
Total stockholders' equity	449,491	506,609
Total liabilities and stockholders' equity	$471,425	$534,051

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Expenses:
Research and development	$24,258	$21,074	$45,171	$41,398
General and administrative	11,075	12,573	22,944	23,145
Total operating expenses	35,333	33,647	68,115	64,543
Other Income (Expense):
Interest and other income, net	564	290	893	600
Interest expense	—	(306)	—	(414)
Total other income (expense), net	564	(16)	893	186
Net Loss	$(34,769)	$(33,663)	$(67,222)	$(64,357)

Net loss per share, basic and diluted	$(0.52)	$(0.51)	$(1.01)	$(0.97)
Weighted average number of shares used in computing net loss per share, basic and diluted	66,672	66,282	66,639	66,250

Comprehensive Loss:
Net loss	$(34,769)	$(33,663)	$(67,222)	$(64,357)
Other comprehensive loss:
Unrealized loss on marketable securities and foreign currency	(1,167)	(311)	(6,026)	(439)
Comprehensive Loss	$(35,936)	$(33,974)	$(73,248)	$(64,796)

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	66,572	$7	$941,359	$(1,789)	$(432,968)	$506,609
Share-based compensation expense	—	—	13,158	—	—	13,158
Issuance of common stock under equity plans	266	—	2,972	—	—	2,972
Other comprehensive loss	—	—	—	(6,026)	—	(6,026)
Net loss	—	—	—	—	(67,222)	(67,222)
Balance at June 30, 2022	66,838	$7	$957,489	$(7,815)	$(500,190)	$449,491

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2022	66,636	$7	$948,312	$(6,648)	$(465,421)	$476,250
Share-based compensation expense	—	—	6,508	—	—	6,508
Issuance of common stock under equity plans	202	—	2,669	—	—	2,669
Other comprehensive loss	—	—	—	(1,167)	—	(1,167)
Net loss	—	—	—	—	(34,769)	(34,769)
Balance at June 30, 2022	66,838	$7	$957,489	$(7,815)	$(500,190)	$449,491

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	66,194	$7	$913,354	$46	$(302,502)	$610,905
Share-based compensation expense	—	—	11,068	—	—	11,068
Issuance of common stock under equity plans	102	—	1,374	—	—	1,374
Other comprehensive loss	—	—	—	(439)	—	(439)
Net loss	—	—	—	—	(64,357)	(64,357)
Balance at June 30, 2021	66,296	$7	$925,796	$(393)	$(366,859)	$558,551

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2021	66,263	$7	$919,258	$(82)	$(333,196)	$585,987
Share-based compensation expense	—	—	5,993	—	—	5,993
Issuance of common stock under equity plans	33	—	545	—	—	545
Other comprehensive loss	—	—	—	(311)	—	(311)
Net loss	—	—	—	—	(33,663)	(33,663)
Balance at June 30, 2021	66,296	$7	$925,796	$(393)	$(366,859)	$558,551

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Operating Activities
Net loss	$(67,222)	$(64,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	13,158	11,068
Amortization of premium and accretion of discounts on marketable securities, net	1,894	1,987
Depreciation expense	360	232
Non-cash interest expense	—	399
Loss on extinguishment of debt	—	212
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,199)	(2,166)
Other long-term assets	(5)	(1,178)
Accounts payable and accrued expenses	(5,592)	(2,688)
Other long-term liabilities	84	(100)
Net cash used in operating activities	(62,522)	(56,591)

Investing Activities
Maturities of marketable securities	115,947	129,969
Purchases of marketable securities	(107,579)	(353,088)
Purchases of property and equipment	(233)	(322)
Net cash provided by (used in) investing activities	8,135	(223,441)

Financing Activities
Proceeds from issuance of stock under equity plans	2,972	1,374
Repayment of long-term debt	—	(7,250)
Payment of fees related to extinguishment of debt	—	(611)
Net cash provided by (used in) financing activities	2,972	(6,487)
Net decrease in cash, cash equivalents and restricted cash	(51,415)	(286,519)
Cash, cash equivalents and restricted cash at beginning of period	90,882	325,703
Cash, cash equivalents and restricted cash at end of period	$39,467	$39,184

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

Restricted Cash

Under the terms of an office lease entered into in March 2020, we are required to maintain a standby letter of credit during the term of the lease. As of June 30, 2022, restricted cash of $0.2 million was pledged as collateral for the letter of credit.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed balance sheets that sum to the total of the amounts shown in the unaudited condensed statements of cash flows, in thousands:

	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
Cash and cash equivalents	$39,257	$90,672	$38,974	$325,493
Restricted cash	210	210	210	210
Total	$39,467	$90,882	$39,184	$325,703

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period determined using the treasury-stock method. As we have reported net loss for the three and six months ended June 30, 2022 and 2021, dilutive net loss per common share is the same as basic net loss per common share for those periods. Common stock equivalents outstanding are comprised of stock options, restricted stock units, a warrant and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Common stock equivalents outstanding at June 30, 2022 and 2021 totaling approximately 9,101,000 and

7,002,000, respectively, were excluded from the computation of dilutive weighted-average shares outstanding because their effect would be anti-dilutive.

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

3. Investments

We invest in available-for-sale securities consisting of money market funds, U.S. Treasury securities, corporate debt securities, commercial paper, non-U.S. government debt securities, supranational debt securities and U.S. Agency bonds. Available-for-sale securities are classified as either cash and cash equivalents or short-term investments on our unaudited condensed balance sheets.

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		June 30, 2022
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$34,229	$—	$—	$34,229

Short-term investments:
U.S. Treasury securities	2 or less	155,198	—	(2,733)	152,465
Corporate debt securities	3 or less	145,296	—	(3,976)	141,320
Commercial paper	1 or less	82,981	—	—	82,981
Non-U.S. government and supranational debt securities	2 or less	26,335	—	(870)	25,465
U.S. Agency bonds	2 or less	8,996	—	(226)	8,770
Total short-term investments		418,806	—	(7,805)	411,001
Total		$453,035	$—	$(7,805)	$445,230

		December 31, 2021
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$79,895	$—	$—	$79,895

Short-term investments:
U.S. Treasury securities	3 or less	135,452	—	(619)	134,833
Corporate debt securities	3 or less	208,064	—	(892)	207,172
Commercial paper	1 or less	53,439	—	—	53,439
Non-U.S. government and supranational debt securities	3 or less	23,122	—	(214)	22,908
U.S. Agency bonds	2 or less	8,994	—	(58)	8,936
Total short-term investments		429,071	—	(1,783)	427,288
Total		$508,966	$—	$(1,783)	$507,183

Short-term investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of June 30, 2022 and December 31, 2021, short-term investments of $251.8 million and $246.9 million, respectively, had maturities less than one year, and short-term investments of $159.2 million and $180.4 million, respectively, had maturities between one to three years. We had no realized gains or losses for the six months ended June 30, 2022 and 2021.

As of June 30, 2022, 34 available-for-sale securities with a fair market value of $328.0 million were in gross unrealized loss positions, $17.3 million of which were in a continuous unrealized loss position for greater than 12 months. We do not intend to sell these available-for-sale securities, and it is not more likely than not that we will be required to sell these securities prior to recovery of their amortized cost basis. Based on our review of these available-for-sale securities, the unrealized losses at June 30, 2022 were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. We have no allowance for credit losses as of June 30, 2022 and December 31, 2021. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive (income) loss.

Accrued interest receivable on available-for-sale securities were $1.2 million and $1.4 million at June 30, 2022 and December 31, 2021, respectively. We have not written off any accrued interest receivables for the six months ended June 30, 2022 and 2021.

4. Fair Value Measurements

As of June 30, 2022 and December 31, 2021, we had cash equivalents and short-term investments measured at fair value on a recurring basis.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	June 30, 2022
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$34,229	$34,229	$—

Short-term investments:
U.S. Treasury securities	152,465	152,465	—
Corporate debt securities	141,320	—	141,320
Commercial paper	82,981	—	82,981
Non-U.S. government and supranational debt securities	25,465	—	25,465
U.S. Agency bonds	8,770	—	8,770
Total short-term investments	411,001	152,465	258,536
Total	$445,230	$186,694	$258,536

	December 31, 2021
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$79,895	$79,895	$—

Short-term investments:
U.S. Treasury securities	134,833	134,833	—
Corporate debt securities	207,172	—	207,172
Commercial paper	53,439	—	53,439
Non-U.S. government and supranational debt securities	22,908	—	22,908
U.S. Agency bonds	8,936	—	8,936
Total short-term investments	427,288	134,833	292,455
Total	$507,183	$214,728	$292,455

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	June 30, 2022	December 31, 2021
Leasehold improvements	$1,543	$1,532
Laboratory and computer equipment	1,175	953
Furniture and fixtures	1,032	1,032
Property and equipment, gross	3,750	3,517
Less: accumulated depreciation	(1,204)	(844)
Property and equipment, net	$2,546	$2,673

Accounts payable and accrued expenses consisted of the following, in thousands:

	June 30, 2022	December 31, 2021
Accrued clinical trial research and development expenses	$3,642	$2,619
Accrued other research and development expenses	4,604	5,341
Accrued compensation and benefits	5,942	7,923
Accounts payable and other accrued expenses	1,395	4,309
Total accounts payable and accrued expenses	$15,583	$20,192

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

Maturities of lease liabilities as of June 30, 2022 are as follows, in thousands:

Year Ending December 31,
2022 (remaining)	$1,168
2023	2,375
2024	1,863
2025	929
Total lease payments	6,335
Less: imputed interest	(443)
Total operating lease liabilities	$5,892

As of June 30, 2022 and December 31, 2021, the weighted-average discount rate was 5.5% for both periods, and the weighted-average remaining lease term was 2.8 years and 3.3 years, respectively. Total cash paid for amounts included in the measurement of operating lease liabilities was $0.6 million and $0.5 million for the three months ended June 30, 2022 and 2021, respectively. Total cash paid for amounts included in the measurement of operating lease liabilities was $1.2 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively. There were no operating lease ROU assets obtained in exchange for operating lease liabilities for the six months ended June 30, 2022 and 2021. Total operating lease expense for the three months ended June 30, 2022 and 2021 was approximately $0.5 million in both periods. Total operating lease expense for the six months ended June 30, 2022 and 2021 was approximately $1.0 million in both periods.

7. Stockholders’ Equity

In February 2022, we terminated the Common Stock Sales Agreement with SVB Leerink LLC and Stifel, Nicolaus & Company, Incorporated and entered into a new Common Stock Sales Agreement with SVB Securities LLC, Credit Suisse Securities (USA) LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

8. Share-Based Compensation

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$2,597	$1,847	$5,053	$3,218
General and administrative	3,911	4,146	8,105	7,850
Total share-based compensation expense	$6,508	$5,993	$13,158	$11,068

As of June 30, 2022, unrecognized estimated compensation expense related to stock options and restricted stock units was approximately $53.2 million and $7.8 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.7 years and 3.4 years, respectively.

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

On November 24, 2021, we reported that the FDA had placed the KOMET-001 trial on a partial clinical hold. The partial clinical hold was initiated following our report to the FDA of a Grade 5 serious adverse event potentially associated with differentiation syndrome, a known adverse event related to differentiating agents in the treatment of AML. Patients who were enrolled in the Phase 1b expansion cohorts at the time of the partial clinical hold were permitted to continue to receive ziftomenib, although no additional patients were to be enrolled until the partial clinical hold was lifted. On January 20, 2022, we announced that the FDA had lifted the partial clinical hold on the KOMET-001 trial following agreement on our mitigation strategy for differentiation syndrome, and that the study would resume screening and enrollment of new patients. We have completed enrollment in the Phase 1b expansion cohorts of the KOMET-001 trial. We anticipate identifying the RP2D and reporting top-line data in the second half of 2022.

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

In addition to evaluating tipifarnib as a monotherapy in patients with recurrent or metastatic HRAS mutant HNSCC, we have been evaluating the use of tipifarnib in combination with other targeted oncology therapies to address larger patient populations and to pursue earlier lines of therapy. Among these potential combinations, we have prioritized the combination of tipifarnib and an inhibitor of the PI3 kinase alpha enzyme for clinical evaluation in patients with biomarker-defined subsets of HNSCC. On July 6, 2021, we announced a clinical collaboration with Novartis Pharma AG, or Novartis, to evaluate the combination of tipifarnib and alpelisib, a PI3 kinase alpha inhibitor, in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification. In the fourth quarter of 2021, we commenced a Phase 1/2 open-label, biomarker-defined cohort study, which we call the KURRENT-HN trial, to evaluate the safety and tolerability of the combination, determine the recommended dose and schedule for the combination, and assess early antitumor activity of the combination for the treatment of such patients. Under the terms of our collaboration agreement with Novartis, we sponsor the KURRENT-HN trial and supply tipifarnib, and Novartis supplies alpelisib. On December 16, 2021, we announced dose administration for the first patient in the PIK3CA cohort and, in August 2022, we announced dose administration for the first patient in the HRAS overexpression cohort in KURRENT-HN.

The KURRENT-HN trial is an ongoing multicenter, open-label, Phase 1/2 trial designed to evaluate the safety of the combination of tipifarnib and alpelisib, determine the recommended combination dose(s) regimen, and evaluate preliminary anti-tumor activity in patients with recurrent/metastatic, or R/M, HNSCC whose tumors are dependent upon HRAS and/or PIK3CA signaling. We anticipate enrolling approximately 40 HNSCC patients into two biomarker defined cohorts (Cohort 1, PIK3CA; Cohort 2, HRAS).

We are also evaluating the use of farnesyl transferase inhibitors, or FTIs, in combination with epidermal growth factor receptor, or EGFR, -targeted therapies to prevent emergence of resistance to EGFR-targeted therapies. At the American Association for Cancer Research Annual Meeting in April 2022, our collaboration partner, INSERM, the French National Institute of Health and Medical Research, released preclinical data supporting the potential of tipifarnib to prevent emergence of resistance to the EGFR tyrosine kinase inhibitor osimertinib in EGFR mutant non-small cell lung cancer, or NSCLC. Using Rho-pathway inhibitor screening, researchers at INSERM found that tipifarnib induced a complete clearance of drug-tolerant dormant cells, a potential mechanism of resistance to EGFR-targeted therapy in NSCLC. Several farnesylated targets were identified that appear to control the ability of tumor cells to enter and exit a drug-tolerant state. In parallel, using preclinical in vivo models of EGFR-mutated lung tumors, co-treatment with tipifarnib durably prevented relapse to osimertinib for up to six months, with no evidence of toxicity. Collectively, this mechanistic and translational research strongly supports the use of an FTI to prevent or delay the adaptive response to osimertinib in patients with EGFR-mutated NSCLC. We are preparing to initiate a Phase 1 clinical trial, which we plan to call the KURRENT-LUNG trial, of tipifarnib in combination with osimertinib in treatment-naïve locally advanced/metastatic EGFR mutated NSCLC and expect to initiate the KURRENT-LUNG trial of tipifarnib and osimertinib in the third quarter of 2022.

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

Liquidity Overview

As of June 30, 2022, we had cash, cash equivalents and short-term investments of $450.3 million. In February 2022, we entered into a new Common Stock Sales Agreement with SVB Securities LLC, Credit Suisse Securities (USA) LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility. To date, we have not generated any revenues from product sales, and we do not have any approved products. Since our inception, we have funded our operations primarily through equity and debt financings. We anticipate that we will require significant additional financing in the future to continue to fund our operations as discussed more fully below under the heading “Liquidity and Capital Resources.”

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of June 30, 2022, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Results of Operations

The following table sets forth our results of operations for the periods presented, in thousands:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022	2021	Change	2022	2021	Change
Research and development expenses	$24,258	$21,074	$3,184	$45,171	$41,398	$3,773
General and administrative expenses	11,075	12,573	(1,498)	22,944	23,145	(201)
Other income (expense), net	564	(16)	580	893	186	707

Comparison of the Three Months Ended June 30, 2022 and 2021

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended
	June 30,
	2022	2021	Change
Ziftomenib-related costs	$7,272	$5,401	$1,871
Tipifarnib-related costs	5,232	7,545	(2,313)
Discovery stage programs	1,644	1,066	578
Personnel costs and other expenses	7,513	5,215	2,298
Share-based compensation expense	2,597	1,847	750
Total research and development expenses	$24,258	$21,074	$3,184

The increase in ziftomenib-related research and development expenses for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to increases in costs related to our Phase 1/2 clinical trial of ziftomenib. The decrease in tipifarnib-related research and development expenses for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to decreases in clinical costs related to our registration-directed trial of tipifarnib, manufacturing and companion diagnostics development activities. The increase in discovery stage program research and development expenses for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to increased research activities for our preclinical-stage product candidate, KO-2806. The increase in personnel costs and other expenses for the three months ended June 30, 2022 compared to the same period in 2021 was to support our ongoing clinical trials. Personnel costs and other expenses include employee salaries and related expenses, facilities expenses and overhead expenses. We expect our research and development expenses to increase in future periods as we continue clinical development activities for ziftomenib and tipifarnib.

General and Administrative Expenses. The decrease in general and administrative expenses for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to decreases of $1.0 million in professional services,

$0.4 million in personnel costs and $0.2 million in non-cash share-based compensation expense. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Other income (expense), net. The increase in other income (expense), net for the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to an increase in interest income and a decrease in interest expense related to the payoff of a term loan in May 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Six Months Ended
	June 30,
	2022	2021	Change
Ziftomenib-related costs	$11,357	$8,062	$3,295
Tipifarnib-related costs	10,093	17,723	(7,630)
Discovery stage programs	2,989	1,835	1,154
Personnel costs and other expenses	15,679	10,560	5,119
Share-based compensation expense	5,053	3,218	1,835
Total research and development expenses	$45,171	$41,398	$3,773

The increase in ziftomenib-related research and development expenses for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to increases in costs related to our Phase 1/2 clinical trial of ziftomenib. The decrease in tipifarnib-related research and development expenses for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to decreases in clinical costs related to our registration-directed trial of tipifarnib, and manufacturing and companion diagnostics development activities. The increase in discovery stage program research and development expenses for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to increased research activities for our preclinical-stage product candidate, KO-2806. The increase in personnel costs and other expenses for the six months ended June 30, 2022 compared to the same period in 2021 was to support our ongoing clinical trials.

General and Administrative Expenses. The decrease in general and administrative expenses for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to decreases of $0.3 million in professional services and $0.2 million in personnel costs offset by an increase of $0.3 million in non-cash share-based compensation expense.

Other income (expense), net. The increase in other income (expense), net for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to an increase in interest income and a decrease in interest expense related to the payoff of a term loan in May 2021.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities.

In February 2022, we entered into the ATM Facility under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

We have incurred operating losses and negative cash flows from operating activities since inception. As of June 30, 2022, we had an accumulated deficit of $500.2 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of June 30, 2022, we had cash, cash equivalents and short-term investments of $450.3 million. Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through 2024. Our future capital requirements will depend on many factors, including:

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

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Six Months Ended
	June 30,
	2022	2021	Change
Net cash used in operating activities	$(62,522)	$(56,591)	$(5,931)
Net cash provided by (used in) investing activities	8,135	(223,441)	231,576
Net cash provided by (used in) financing activities	2,972	(6,487)	9,459

Operating Activities. The increase in net cash used in operating activities for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to changes of $3.0 million in prepaid expenses and other current assets and $2.9 million in accounts payable and accrued expenses, and an increase of $2.8 million in net loss, partially offset by an increase of $2.1 million in non-cash share-based compensation expense.

Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2022 was primarily due maturities of marketable securities. Net cash used in investing activities for the six months ended June 30, 2021 was primarily due to purchases of marketable securities.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2022 related to proceeds of $3.0 million from the issuance of stock under our equity plans. Net cash used in financing activities for the six months ended June 30, 2021 consisted of $7.9 million in the repayment of all amounts owed under a term loan, including a final payment and prepayment fees, offset by $1.4 million in proceeds from the issuance of stock under our equity plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in money market funds, corporate debt securities, U.S. Treasury securities, commercial paper, non-U.S. government debt securities, supranational debt securities and U.S. Agency bonds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the unaudited condensed statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on June 30, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We anticipate that our current product candidates and any future product candidates may be used in combination with third-party drugs or biologics, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.*

Our current product candidates and any future product candidates have the potential to be administered in combination with one or more cancer therapies, such as VENCLEXTA (venetoclax) in the case of ziftomenib, PIQRAY (alpelisib) in the case of tipifarnib, or other drugs, both approved and unapproved. Our ability to develop and ultimately commercialize our current product candidates and any future product candidates used in combination with another drug or biologic will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

In February 2022, we entered into the ATM Facility under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.

Risks Related to Our Dependence on Third Parties

We rely on third-party contractors and organizations to conduct, and/or to supply materials to conduct, our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the supply of materials and/or the completion of such clinical trials.*

We rely, and expect to continue to rely, on third-party contractors, clinical data management organizations, independent contractors, medical institutions and clinical investigators to support our preclinical development activities and conduct our clinical trials. These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we are required to enter into alternative arrangements, our product development activities could be delayed.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information on covered entities which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity as well as their covered subcontractors;
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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the California Consumer Privacy Act of 2018, or CCPA, imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices, affording California residents certain rights related to their personal data, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents’ personal data rights. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, it is anticipated that the California Consumer Privacy Act, or CPRA, effective January 1, 2023, will expand the CCPA. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, and similar laws are being considered in several other states. In addition, data privacy and security laws have been proposed at the federal and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018) impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, the EU GDPR provides for private litigation related to the processing of personal data that can be brought by classes of data subjects or consumer protection organizations authorized at law to represent the data subjects’ interests.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, that due to subsequent legislative amendments, will stay in effect until 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures. These new laws and other potential legislation may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration’s proposals. The FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of the rule has been delayed until January 1, 2027. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation Model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business. It is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

We have in-licensed rights to ziftomenib and other compounds in our menin-KMT2A program from the University of Michigan. We have also in-licensed from Janssen use, development and commercialization rights in all indications other than virology, for tipifarnib. Additionally, we have an exclusive worldwide license from Memorial Sloan Kettering Cancer Center to a patent family pertaining to a method of use of tipifarnib. As a result, our current business plans are dependent upon our satisfaction of certain conditions to the maintenance of the Janssen agreement and the rights we license under it and our other in-license agreements. The University of Michigan license agreement and the Janssen license agreement each provides that we are subject to diligence obligations relating to the commercialization and development of the respective product candidates, milestone payments, royalty payments and other obligations. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of our license agreement with University of Michigan, or Janssen, or any of our other license agreements or license agreements we may enter into on which our business or product candidates are dependent, University of Michigan, or Janssen, or other licensors may have the right to terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain product candidates. The loss of the rights licensed to us under our license agreement with University of Michigan, or Janssen, or our other license agreements or any future license agreement that we may enter granting us rights on which our business or product candidates are dependent, would eliminate our ability to further develop the applicable product candidates and would materially harm our business, prospects, financial condition and results of operations.

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

Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.*

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involve a high degree of technological and legal complexity. Therefore, obtaining and enforcing pharmaceutical patents is costly, time consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us.

For instance, no earlier than October 1, 2022, European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unified Patent Court, or UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

We currently have a limited number of employees, and are highly dependent on our Chief Executive Officer. Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are a clinical-stage company with a limited operating history, and, as of June 30, 2022, we had 123 full-time employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.*

Our business requires collecting, manipulating, analyzing, storing and otherwise processing large amounts of data, including proprietary data, sensitive data, personal data and other confidential information. We, and third parties acting on our behalf, employ and are increasingly dependent upon information technology systems, infrastructure, applications, websites and other resources. In addition, we rely on an enterprise software system to operate and manage our business. Our business, including our ability to manufacture drug products and conduct clinical trials, therefore depends on the continuous, effective, reliable and secure operation of our information technology resources and those of third parties acting on our behalf, including computer hardware, software, networks, Internet servers and related infrastructure.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. During times of war and other major conflicts, we and the third parties upon whom we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems, operations and supply chain. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products) or the third-party information technology systems that support us and our services. The COVID-19 pandemic and our remote workforce poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 through June 30, 2022, were $43.00 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders or the perception that such sales could occur could cause the market price of our common stock to decline. In February 2022, we entered into the ATM Facility under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of June 30, 2022, we had

1,391,211 shares of common stock reserved for future issuance under the 2014 Plan, options to purchase up to an aggregate of 8,557,926 shares of common stock outstanding and 497,559 unvested restricted stock units outstanding. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2022, an automatic increase pursuant to the 2014 Plan occurred, resulting in 2,662,882 additional shares available for future grant under the 2014 Plan.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of June 30, 2022, we had 762,923 shares of common stock reserved for future issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2022, an automatic increase pursuant to the ESPP occurred, resulting in 665,720 additional shares available for future grant under the ESPP. In addition, a warrant to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share was outstanding as of June 30, 2022.

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

Kura Oncology, Inc.

Date: August 3, 2022	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer
(Principal Executive and Financial Officer)