Form 10-Q
period 2022-09-30
Kura Oncology, Inc.
filed 2022-11-03
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of the close of business on October 27, 2022, the registrant had 66,896,972 shares of Common Stock, $0.0001 par value, outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,937	$90,672
Short-term investments	336,838	427,288
Prepaid expenses and other current assets	8,616	4,329
Total current assets	436,391	522,289
Property and equipment, net	2,734	2,673
Restricted cash	210	210
Operating lease right-of-use assets	4,284	5,573
Other long-term assets	4,369	3,306
Total assets	$447,988	$534,051

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$22,441	$20,192
Current operating lease liabilities	2,304	2,263
Total current liabilities	24,745	22,455
Long-term operating lease liabilities	3,080	4,612
Other long-term liabilities	542	375
Total liabilities	28,367	27,442
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 66,894 and 66,572 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	964,724	941,359
Accumulated other comprehensive loss	(9,416)	(1,789)
Accumulated deficit	(535,694)	(432,968)
Total stockholders' equity	419,621	506,609
Total liabilities and stockholders' equity	$447,988	$534,051

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Expenses:
Research and development	$24,973	$22,367	$70,144	$63,765
General and administrative	11,621	11,310	34,565	34,455
Total operating expenses	36,594	33,677	104,709	98,220
Other Income (Expense):
Interest and other income, net	1,090	311	1,983	911
Interest expense	—	—	—	(414)
Total other income (expense), net	1,090	311	1,983	497
Net Loss	$(35,504)	$(33,366)	$(102,726)	$(97,723)

Net loss per share, basic and diluted	$(0.53)	$(0.50)	$(1.54)	$(1.47)
Weighted average number of shares used in computing net loss per share, basic and diluted	66,889	66,353	66,723	66,285

Comprehensive Loss:
Net loss	$(35,504)	$(33,366)	$(102,726)	$(97,723)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities and foreign currency	(1,601)	199	(7,627)	(240)
Comprehensive Loss	$(37,105)	$(33,167)	$(110,353)	$(97,963)

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	66,572	$7	$941,359	$(1,789)	$(432,968)	$506,609
Share-based compensation expense	—	—	19,513	—	—	19,513
Issuance of common stock under equity plans	322	—	3,852	—	—	3,852
Other comprehensive loss	—	—	—	(7,627)	—	(7,627)
Net loss	—	—	—	—	(102,726)	(102,726)
Balance at September 30, 2022	66,894	$7	$964,724	$(9,416)	$(535,694)	$419,621

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2022	66,838	$7	$957,489	$(7,815)	$(500,190)	$449,491
Share-based compensation expense	—	—	6,355	—	—	6,355
Issuance of common stock under equity plans	56	—	880	—	—	880
Other comprehensive loss	—	—	—	(1,601)	—	(1,601)
Net loss	—	—	—	—	(35,504)	(35,504)
Balance at September 30, 2022	66,894	$7	$964,724	$(9,416)	$(535,694)	$419,621

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	66,194	$7	$913,354	$46	$(302,502)	$610,905
Share-based compensation expense	—	—	17,182	—	—	17,182
Issuance of common stock under equity plans	310	—	3,632	—	—	3,632
Other comprehensive loss	—	—	—	(240)	—	(240)
Net loss	—	—	—	—	(97,723)	(97,723)
Balance at September 30, 2021	66,504	$7	$934,168	$(194)	$(400,225)	$533,756

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2021	66,296	$7	$925,796	$(393)	$(366,859)	$558,551
Share-based compensation expense	—	—	6,114	—	—	6,114
Issuance of common stock under equity plans	208	—	2,258	—	—	2,258
Other comprehensive income	—	—	—	199	—	199
Net loss	—	—	—	—	(33,366)	(33,366)
Balance at September 30, 2021	66,504	$7	$934,168	$(194)	$(400,225)	$533,756

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Operating Activities
Net loss	$(102,726)	$(97,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	19,513	17,182
Amortization of premium and accretion of discounts on marketable securities, net	2,264	3,175
Depreciation expense	553	392
Non-cash interest expense	—	399
Loss on extinguishment of debt	—	212
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,287)	(1,488)
Other long-term assets	226	(746)
Accounts payable and accrued expenses	758	(2,549)
Other long-term liabilities	167	(39)
Net cash used in operating activities	(83,532)	(81,185)

Investing Activities
Maturities of marketable securities	245,091	229,469
Purchases of marketable securities	(164,532)	(429,320)
Purchases of property and equipment	(614)	(1,045)
Net cash provided by (used in) investing activities	79,945	(200,896)

Financing Activities
Proceeds from issuance of stock under equity plans	3,852	3,632
Repayment of long-term debt	—	(7,250)
Payment of fees related to extinguishment of debt	—	(611)
Net cash provided by (used in) financing activities	3,852	(4,229)
Net increase (decrease) in cash, cash equivalents and restricted cash	265	(286,310)
Cash, cash equivalents and restricted cash at beginning of period	90,882	325,703
Cash, cash equivalents and restricted cash at end of period	$91,147	$39,393

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

Restricted Cash

Under the terms of an office lease entered into in March 2020, we are required to maintain a standby letter of credit during the term of the lease. As of September 30, 2022, restricted cash of $0.2 million was pledged as collateral for the letter of credit.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed balance sheets that sum to the total of the amounts shown in the unaudited condensed statements of cash flows, in thousands:

	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Cash and cash equivalents	$90,937	$90,672	$39,183	$325,493
Restricted cash	210	210	210	210
Total	$91,147	$90,882	$39,393	$325,703

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period determined using the treasury-stock method. As we have reported net loss for the three and nine months ended September 30, 2022 and 2021, dilutive net loss per common share is the same as basic net loss per common share for those periods. Common stock equivalents outstanding are comprised of stock options, restricted stock units, a warrant and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Common stock equivalents outstanding at September 30, 2022 and 2021 totaling approximately 9,111,000 and 6,950,000, respectively, were excluded from the computation of dilutive weighted-average shares outstanding because their effect would be anti-dilutive.

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

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		September 30, 2022
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$80,905	$—	$—	$80,905

Short-term investments:
U.S. Treasury securities	2 or less	146,343	—	(3,403)	142,940
Corporate debt securities	2 or less	126,894	—	(4,687)	122,207
Commercial paper	1 or less	37,718	—	—	37,718
Non-U.S. government and supranational debt securities	2 or less	26,302	—	(1,089)	25,213
U.S. Agency bonds	1 or less	8,997	—	(237)	8,760
Total short-term investments		346,254	—	(9,416)	336,838
Total		$427,159	$—	$(9,416)	$417,743

		December 31, 2021
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$79,895	$—	$—	$79,895

Short-term investments:
U.S. Treasury securities	3 or less	135,452	—	(619)	134,833
Corporate debt securities	3 or less	208,064	—	(892)	207,172
Commercial paper	1 or less	53,439	—	—	53,439
Non-U.S. government and supranational debt securities	3 or less	23,122	—	(214)	22,908
U.S. Agency bonds	2 or less	8,994	—	(58)	8,936
Total short-term investments		429,071	—	(1,783)	427,288
Total		$508,966	$—	$(1,783)	$507,183

Short-term investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of September 30, 2022 and December 31, 2021, short-term investments of $179.2 million and $246.9 million, respectively, had maturities less than one year, and short-term investments of $157.6 million and $180.4 million, respectively, had maturities between one to three years. We had no realized gains or losses for the nine months ended September 30, 2022 and 2021.

As of September 30, 2022, 35 available-for-sale securities with a fair market value of $299.1 million were in gross unrealized loss positions, $110.6 million of which were in a continuous unrealized loss position for greater than 12 months. We do not intend to sell these available-for-sale securities, and it is not more likely than not that we will be required to sell these securities prior to recovery of their amortized cost basis. Based on our review of these available-for-sale securities, the unrealized losses at September 30, 2022 were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. We have no allowance for credit losses as of September 30, 2022 and December 31, 2021. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive (income) loss.

Accrued interest receivable on available-for-sale securities was $1.1 million and $1.4 million at September 30, 2022 and December 31, 2021, respectively. We have not written off any accrued interest receivables for the nine months ended September 30, 2022 and 2021.

4. Fair Value Measurements

As of September 30, 2022 and December 31, 2021, we had cash equivalents and short-term investments measured at fair value on a recurring basis.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	September 30, 2022
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$80,905	$80,905	$—

Short-term investments:
U.S. Treasury securities	142,940	142,940	—
Corporate debt securities	122,207	—	122,207
Commercial paper	37,718	—	37,718
Non-U.S. government and supranational debt securities	25,213	—	25,213
U.S. Agency bonds	8,760	—	8,760
Total short-term investments	336,838	142,940	193,898
Total	$417,743	$223,845	$193,898

	December 31, 2021
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$79,895	$79,895	$—

Short-term investments:
U.S. Treasury securities	134,833	134,833	—
Corporate debt securities	207,172	—	207,172
Commercial paper	53,439	—	53,439
Non-U.S. government and supranational debt securities	22,908	—	22,908
U.S. Agency bonds	8,936	—	8,936
Total short-term investments	427,288	134,833	292,455
Total	$507,183	$214,728	$292,455

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	September 30, 2022	December 31, 2021
Laboratory and computer equipment	$1,556	$953
Leasehold improvements	1,543	1,532
Furniture and fixtures	1,032	1,032
Property and equipment, gross	4,131	3,517
Less: accumulated depreciation	(1,397)	(844)
Property and equipment, net	$2,734	$2,673

Accounts payable and accrued expenses consisted of the following, in thousands:

	September 30, 2022	December 31, 2021
Accounts payable	$1,746	$3,236
Accrued clinical trial research and development expenses	5,471	2,619
Accrued other research and development expenses	5,400	5,341
Accrued compensation and benefits	7,966	7,923
Other accrued expenses	1,858	1,073
Total accounts payable and accrued expenses	$22,441	$20,192

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

Maturities of lease liabilities as of September 30, 2022 are as follows, in thousands:

Year Ending December 31,
2022 (remaining)	$586
2023	2,375
2024	1,863
2025	929
Total lease payments	5,753
Less: imputed interest	(369)
Total operating lease liabilities	$5,384

As of September 30, 2022 and December 31, 2021, the weighted-average discount rate was 5.5% for both periods, and the weighted-average remaining lease term was 2.6 years and 3.3 years, respectively. Total cash paid for amounts included in the measurement of operating lease liabilities was $1.7 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively. There were no operating lease ROU assets obtained in exchange for operating lease liabilities for the nine months ended September 30, 2022 and 2021. Total operating lease expense for the three months ended September 30, 2022 and 2021 was approximately $0.5 million in both periods. Total operating lease expense for the nine months ended September 30, 2022 and 2021 was approximately $1.5 million in both periods.

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

8. Share-Based Compensation

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$2,492	$2,059	$7,545	$5,277
General and administrative	3,863	4,055	11,968	11,905
Total share-based compensation expense	$6,355	$6,114	$19,513	$17,182

As of September 30, 2022, unrecognized estimated compensation expense related to stock options and restricted stock units was approximately $48.4 million and $10.8 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.6 years for both stock options and restricted stock units.

9. Subsequent Events

Loan and Security Agreement

On November 2, 2022, we entered into a loan and security agreement, or Loan Agreement, with several banks and other financial institutions or entities party thereto, or collectively Lenders, and Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, or in such capacity, Agent. Under the terms of the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million tranche of term loans, or the Tranche 1 Loan, and we may, at our sole discretion, borrow the remaining $15.0 million in respect of the Tranche 1 Loan at any time until September 15, 2023. Thereafter, we may borrow (i) additional tranches of term loans in the amounts of up to $35.0 million, or the Tranche 2 Loan, and $40.0 million, or the Tranche 3 Loan, respectively, which will become available to us upon our satisfaction of certain terms and conditions set forth in the Loan Agreement, and (ii) a final tranche of term loans in the amount of up to $25.0 million, or the Tranche 4 Loan, subject to the Lenders’ investment committee approval in its sole discretion. All of the Term Loans have a maturity date of November 2, 2027, or the Maturity Date. Repayment of the Term Loans is interest only through (a) initially, November 1, 2024, (b) if we satisfy the Interest Only Milestone 1 Conditions (as defined in the Loan Agreement), May 1, 2025, (c) if we satisfy the Interest Only Milestone 2 Conditions (as defined in the Loan Agreement), November 1, 2025, and (d) if we satisfy the Approval Milestone (as defined in the Loan Agreement), November 1, 2026. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the Maturity Date. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%.

At our option, we may prepay all or any portion of the outstanding Term Loans at any time. Prepayments made on or prior to the third anniversary of the date of the Loan Agreement will be subject to a prepayment fee equal to 1.50% of the principal amount being prepaid. In addition, we paid a $125,000 facility charge upon closing and will pay additional facility charges in connection with any borrowing of the Tranche 2 Loan, Tranche 3 Loan or Tranche 4 Loan, in each case in the amount of 0.50% of the amount of such tranche of loans. The Loan Agreement also provides for an end of term fee in an amount equal to the greater of (i) $1,512,500 (which is 6.05% of the maximum amount of the first tranche of loans) or (ii) 6.05% of the aggregate principal amount of loan advances actually made under the Loan Agreement, which fee is due and payable on the earliest to occur of (i) the Maturity Date, (ii) the date we prepay the outstanding loans in full, and (iii) the date that the secured obligations become due and payable. Our obligations under the Loan Agreement are secured by substantially all of our assets other than our intellectual property, but including proceeds from the sale, licensing or other disposition of our intellectual property. Our intellectual property is subject to negative covenants, which, among other things, prohibit us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property, subject to limited exceptions.

In addition, in connection with the entry into the Loan Agreement, we issued warrants to certain of the Lenders, or collectively, the Warrants, to acquire up to 26,078 shares of our common stock at an exercise price of $14.38 per share, or the Warrant Shares. The Warrants may be exercised through the earlier of (i) the seventh anniversary of November 2, 2022 and (ii) the consummation of certain acquisition transactions involving us, as set forth in the Warrants. The number of Warrant Shares for which the Warrants are exercisable and the associated exercise price are subject to certain customary proportional adjustments for fundamental events, including stock splits and reverse stock splits, as set forth in the Warrants. If we make additional draws on the Tranche 2 Loan, Tranche 3 Loan or Tranche 4 Loan, upon the funding of such additional tranches, the Warrants shall become exercisable for an additional aggregate number of shares of our common stock equal to 1.50% of each drawn amount divided by $14.38 per share, the exercise price per share.

Securities Purchase Agreement

On November 2, 2022, we entered into a securities purchase agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which BMS has agreed to purchase an aggregate of 1,370,171 shares of common stock in a registered direct offering, at a purchase price of approximately $18.25 per share, for gross proceeds of approximately $25.0 million. The BMS Offering is anticipated to close on or about November 3, 2022.

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

On August 3, 2022, we announced that we have completed enrollment in the Phase 1b expansion cohorts of the KOMET-001 trial.

A Kura abstract reporting updated data from our KOMET-001 clinical trial of ziftomenib has been accepted for oral presentation at the 2022 ASH Annual Meeting on December 10, 2022. The abstract, which was submitted on August 2, 2022, using an early summer data cutoff, and published on the ASH website on November 3, 2022, highlights the encouraging safety profile and clinical activity of ziftomenib in patients with relapsed/refractory AML. The abstract includes 30 all-comer AML patients from the Phase 1a dose-escalation portion of the trial and 24 NPM1-mutant or KMT2A-rearranged AML patients from the Phase 1b portion, with 12 patients at 200 mg and 12 patients at 600 mg. We anticipate sharing a more mature dataset from KOMET-001, including preliminary data from an additional 18 patients enrolled in a Phase 1b extension, during our oral presentation at ASH.

We anticipate initiating the Phase 2 registration-directed portion of KOMET-001 in the first half of 2023, pending FDA review of the RP2D and protocols.

On December 13, 2021, we reported the presentation of preclinical data for ziftomenib and its potential for synergistic activity in combination with the BCL2 inhibitor venetoclax, a current standard of care in the treatment of patients with AML. These data confirm that treatment with ziftomenib drives dose-dependent induction of growth inhibition, differentiation and loss of viability of AML cells with KMT2A rearrangements or NPM1 mutations, while also reducing key protein levels such as MEIS1, FLT3 and BCL2 and menin itself. In addition, the new findings show that co-treatment with ziftomenib and venetoclax induces synergistic activity in patient-derived AML cells expressing KMT2A rearrangements or NPM1 mutations, with or without mutant FLT3 expression, and prolongs survival in an aggressive disseminated model of KMT2A-rearranged, FLT3-mutant AML. We anticipate initiating a Phase 1 combination study in front line and relapsed/refractory AML in the first half of 2023, pending FDA review of the RP2D and protocols.

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

Although we continue to observe evidence of meaningful clinical activity in AIM-HN, we have elected to close the trial to further enrollment due to significant feasibility challenges. We are currently evaluating the best way to harvest and use the clinical data from RUN-HN, which formed the basis of our Breakthrough Therapy Designation, along with the data from AIM-HN to inform future development of the program.

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

We are also evaluating the use of farnesyl transferase inhibitors, or FTIs, in combination with epidermal growth factor receptor, or EGFR, -targeted therapies to prevent emergence of resistance to EGFR-targeted therapies. At the American Association for Cancer Research Annual Meeting in April 2022, our collaboration partner, INSERM, the French National Institute of Health and Medical Research, released preclinical data supporting the potential of tipifarnib to prevent emergence of resistance to the EGFR tyrosine kinase inhibitor osimertinib in EGFR mutant non-small cell lung cancer, or NSCLC. Using Rho-pathway inhibitor screening, researchers at INSERM found that tipifarnib induced a complete clearance of drug-tolerant dormant cells, a potential mechanism of resistance to EGFR-targeted therapy in NSCLC. Several farnesylated targets were identified that appear to control the ability of tumor cells to enter and exit a drug-tolerant state. In parallel, using preclinical in vivo models of EGFR-mutated lung tumors, co-treatment with tipifarnib durably prevented relapse to osimertinib for up to six months, with no evidence of toxicity. Collectively, this mechanistic and translational research strongly supports the use of an FTI to prevent or delay the adaptive response to osimertinib in patients with EGFR-mutated NSCLC. We have initiated a Phase 1 clinical trial, which we call the KURRENT-LUNG trial, of tipifarnib in combination with osimertinib in treatment-naïve locally advanced/metastatic EGFR mutated NSCLC and expect to dose the first patient in the fourth quarter of 2022.

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

Liquidity Overview

As of September 30, 2022, we had cash, cash equivalents and short-term investments of $427.8 million. In February 2022, we entered into a new Common Stock Sales Agreement with SVB Securities LLC, Credit Suisse Securities (USA) LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

On November 2, 2022, we entered into a loan and security agreement, or Loan Agreement, with several banks and other financial institutions or entities party thereto, or collectively Lenders, and Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, or in such capacity, Agent. We borrowed $10.0 million upon entering into the Loan Agreement, and may borrow up to an additional $115.0 million under certain circumstances. We may borrow $15.0 million at our sole discretion at any time until September 15, 2023. We may borrow (i) additional tranches of term loans in the amounts of up to $35.0 million and $40.0 million, respectively, which will become available to us upon our satisfaction of certain terms and conditions set forth in the Loan Agreement, and (ii) a final tranche of term loans in the amount of up to $25.0 million, subject to the Lenders’ investment committee approval in its sole discretion.

Also, on November 2, 2022, we entered into a securities purchase agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which BMS has agreed to purchase an aggregate of 1,370,171 shares of common stock in a registered direct offering, at a purchase price of approximately $18.25 per share, for gross proceeds of approximately $25.0 million, or BMS Offering. The BMS Offering is anticipated to close on or about November 3, 2022.

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

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our product programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of September 30, 2022, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Results of Operations

The following table sets forth our results of operations for the periods presented, in thousands:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022	2021	Change	2022	2021	Change
Research and development expenses	$24,973	$22,367	$2,606	$70,144	$63,765	$6,379
General and administrative expenses	11,621	11,310	311	34,565	34,455	110
Other income (expense), net	1,090	311	779	1,983	497	1,486

Comparison of the Three Months Ended September 30, 2022 and 2021

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended
	September 30,
	2022	2021	Change
Ziftomenib-related costs	$6,146	$6,399	$(253)
Tipifarnib-related costs	4,906	7,007	(2,101)
Discovery stage programs	2,686	994	1,692
Personnel costs and other expenses	8,743	5,908	2,835
Share-based compensation expense	2,492	2,059	433
Total research and development expenses	$24,973	$22,367	$2,606

The decrease in tipifarnib-related research and development expenses for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to decreases in clinical costs related to our registration-directed trial of tipifarnib. The increase in discovery stage program research and development expenses for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to increased research activities for our preclinical-stage product candidate, KO-2806. The increase in personnel costs and other expenses for the three months ended September 30, 2022 compared to the same period in 2021 was to support our ongoing clinical trials. Personnel costs and other expenses include employee salaries and related expenses, facilities expenses and overhead expenses. We expect our research and development expenses to increase in future periods as we continue clinical development activities for ziftomenib and tipifarnib.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to an increase in personnel costs. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Other income (expense), net. The increase in other income (expense), net for the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to an increase in interest income.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Nine Months Ended
	September 30,
	2022	2021	Change
Ziftomenib-related costs	$17,503	$14,461	$3,042
Tipifarnib-related costs	14,999	24,729	(9,730)
Discovery stage programs	5,675	2,830	2,845
Personnel costs and other expenses	24,422	16,468	7,954
Share-based compensation expense	7,545	5,277	2,268
Total research and development expenses	$70,144	$63,765	$6,379

The increase in ziftomenib-related research and development expenses for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to increases in costs related to our Phase 1/2 clinical trial of ziftomenib. The decrease in tipifarnib-related research and development expenses for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to decreases in clinical costs related to our registration-directed trial of tipifarnib, and manufacturing and companion diagnostics development activities. The increase in discovery stage program research and development expenses for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to increased research activities for our preclinical-stage product candidate, KO-2806. The increase in personnel costs and other expenses for the nine months ended September 30, 2022 compared to the same period in 2021 was to support our ongoing clinical trials.

General and Administrative Expenses. The increase in general and administrative expenses for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to an increase in personnel costs.

Other income (expense), net. The increase in other income (expense), net for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to an increase in interest income and a decrease in interest expense related to the payoff of a term loan in May 2021.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities.

On November 2, 2022, we entered into the Loan Agreement with the Lenders and Hercules, in its capacity as Agent, providing for up to $125.0 million in a series of term loans, or Term Loans. Under the terms of the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million tranche of term loans, or the Tranche 1 Loan, and we may, at our sole discretion, borrow the remaining $15.0 million in respect of the Tranche 1 Loan at any time until September 15, 2023. Thereafter, we may borrow (i) additional tranches of term loans in the amounts of up to $35.0 million, or the Tranche 2 Loan, and $40.0 million, or the Tranche 3 Loan, respectively, which will become available to us upon our satisfaction of certain terms and conditions set forth in the Loan Agreement, and (ii) a final tranche of term loans in the amount of up to $25.0 million, or the Tranche 4 Loan, subject to the Lenders’ investment committee approval in its sole discretion. All of the Term Loans have a maturity date of November 2, 2027, or the Maturity Date. Repayment of the Term Loans is interest only through (a) initially, November 1, 2024, (b) if we satisfy the Interest Only Milestone 1 Conditions (as defined in the Loan Agreement), May 1, 2025, (c) if we satisfy the Interest Only Milestone 2 Conditions (as defined in the Loan Agreement), November 1, 2025, and (d) if we satisfy the Approval Milestone (as defined in the Loan Agreement), November 1, 2026. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the Maturity Date. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%.

At our option, we may prepay all or any portion of the outstanding Term Loans at any time. Prepayments made on or prior to the third anniversary of the date of the Loan Agreement will be subject to a prepayment fee equal to 1.50% of the principal amount being prepaid. In addition, we paid a $125,000 facility charge upon closing and will pay additional facility charges in connection with any borrowing of the Tranche 2 Loan, Tranche 3 Loan or Tranche 4 Loan, in each case in the amount of 0.50% of the amount of such tranche of loans. The Loan Agreement also provides for an end of term fee in an amount equal to the greater of (i) $1,512,500 (which is 6.05% of the maximum amount of the first tranche of loans) or (ii) 6.05% of the aggregate principal amount of loan advances actually made under the Loan Agreement, which fee is due and payable on the earliest to occur of (i) the Maturity Date, (ii) the date we prepay the outstanding loans in full, and (iii) the date that the secured obligations become due and payable. Our obligations under the Loan Agreement are secured by substantially all of our assets other than our intellectual property, but including proceeds from the sale, licensing or other disposition of our intellectual property. Our intellectual property is subject to negative covenants, which, among other things, prohibit us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property, subject to limited exceptions.

On November 2, 2022, we entered into a securities purchase agreement with BMS pursuant to which BMS has agreed to purchase an aggregate of 1,370,171 shares of common stock in a registered direct offering, at a purchase price of approximately $18.25 per share, for gross proceeds of approximately $25.0 million. The BMS Offering is anticipated to close on or about November 3, 2022.

In February 2022, we entered into the ATM Facility under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

We have incurred operating losses and negative cash flows from operating activities since inception. As of September 30, 2022, we had an accumulated deficit of $535.7 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of September 30, 2022, we had cash, cash equivalents and short-term investments of $427.8 million. Based on our current plans, and if the term loan facility is fully drawn, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses into 2026. Our future capital requirements will depend on many factors, including:

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

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Nine Months Ended
	September 30,
	2022	2021	Change
Net cash used in operating activities	$(83,532)	$(81,185)	$(2,347)
Net cash provided by (used in) investing activities	79,945	(200,896)	280,841
Net cash provided by (used in) financing activities	3,852	(4,229)	8,081

Operating Activities. The increase in net cash used in operating activities for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to an increase of $5.0 million in net loss, partially offset by an increase of $2.3 million in non-cash share-based compensation expense.

Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2022 was primarily due to maturities of marketable securities. Net cash used in investing activities for the nine months ended September 30, 2021 was primarily due to purchases of marketable securities.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2022 was related to proceeds of $3.9 million from the issuance of shares of common stock under our equity plans. Net cash used in financing activities for the nine months ended September 30, 2021 consisted of $7.9 million for the repayment of all amounts owed under a term loan, including a final payment and prepayment fees, offset by $3.6 million in proceeds from the issuance of shares of common stock under our equity plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in money market funds, corporate debt securities, U.S. Treasury securities, commercial paper, non-U.S. government debt securities, supranational debt securities and U.S. Agency bonds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the unaudited condensed statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on September 30, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

We are also subject to interest expense fluctuations through our Term Loans, which as of November 2, 2022 bear interest at a rate equal to the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65% and are therefore exposed to changes in interest rates through their maturity date in November 2027.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, we implemented a new enterprise resource planning, or ERP, system. In connection with the ERP implementation, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our accounting procedures and business processes.

Except for the changes related to the ERP implementation, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, in estimating the frequency of biomarkers, such as the frequency of HRAS mutations in patients with HNSCC, we rely on data published in the scientific literature as well as our experience and that of our collaborators. Initial studies on the frequency of HRAS mutation in HNSCC were conducted retrospectively and may not reflect the current incident HRAS mutational rates that can be affected by changes in environmental exposures, access to early treatment, viral infections with HPV and other variables that influence oncogenesis. The technologies used to identify mutations in published datasets may be different from the technologies we are using currently, which may make it more difficult to compare results across clinical trials or we may experience lower rates of HRAS mutation frequency in our clinical trial than provided in the current scientific literature. Moreover, sample quality in academic studies of molecular biomarkers may not reflect standard clinical practice that is focused on pathological diagnosis. Even if patients carrying HRAS mutations are identified, potential clinical benefit of tipifarnib may be delayed or reduced due to increased durations in time to disease progression in patients treated with immune therapy and the number of patients who could benefit from tipifarnib may be reduced. Potential trial subjects may also be located at too great a distance to participate at our clinical trial sites. Any delay or failure by us or third-party collaborators to screen patients or identify patients for enrollment in our ongoing clinical trials could delay or prevent us from completing our clinical trials which could prevent us from obtaining regulatory approval or commercializing tipifarnib on a timely or profitable basis, or at all.

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

Tipifarnib has been studied in more than 5,000 oncology patients and was generally well tolerated and exhibited a manageable side effect profile. The most common hematologic adverse events of any grade were neutropenia, or low white blood cell count, anemia and thrombocytopenia, or low platelet count. The most common non-hematologic adverse events of any grade were gastrointestinal system disorders such as nausea, anorexia, diarrhea and vomiting, fatigue and rash. Treatment discontinuation across the prior tipifarnib clinical studies has been in the range of approximately 20-25%. The side effects observed so far in our ongoing clinical trials of tipifarnib have been generally consistent with the prior observations; however, there is no guarantee that additional or more severe side effects will not be identified through further clinical studies. Rights to develop tipifarnib in virology indications have been granted by Janssen to EB Pharma LLC, or EB Pharma, a subsidiary of Eiger BioPharmaceuticals. Undesirable side effects may be identified in clinical trials that EB Pharma may conduct in virology indications, which may negatively impact the development, commercialization, or potential value of tipifarnib.

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

The COVID-19 pandemic as well as actual or perceived changes in interest rates and economic inflation have caused volatility in the global financial markets and threatened a slowdown in the global economy, which may have a material adverse effect on our ability to raise additional capital on attractive terms or at all.

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

We will need to obtain substantial additional capital in connection with our continuing operations. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish certain rights to our technologies or product candidates.*

Until such time, if ever, as we can generate sufficient product revenues to fund our operations, we will need to raise additional capital in connection with our continuing operations. We expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic partnerships or licensing arrangements. We do not currently have any committed external source of funds. Additional capital may not be available on reasonable terms, if at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of our stockholders as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. As a result of the COVID-19 pandemic and actions taken to slow its spread as well as actual or perceived changes in interest rates and economic inflation, the global financial markets have experienced volatility and uncertainty. There can be no assurance that further volatility and uncertainty in the financial markets and declining confidence in economic conditions will not occur. If financial markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

In February 2022, we entered into the ATM Facility under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

In November 2022, we entered into the Loan Agreement with the Lenders and Hercules, providing for up to $125.0 million in a series of Term Loans. Under the terms of the Loan Agreement, we have borrowed $10.0 million, with an additional $15.0 million available at any time until September 15, 2023. Other than our term loan facility, we do not have any committed external source of funds. While any amounts are outstanding under our term loan facility, we are subject to affirmative and restrictive covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness, transactions with affiliates and a minimum cash covenant, among other customary covenants. If we default under our term loan facility, the Lenders may accelerate our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the Lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The Lenders could accelerate our obligations under the Loan Agreement upon the occurrence of an event of default, which includes, among other things, our failure to satisfy our payment obligations under the Loan Agreement, the breach of certain of our other covenants under the Loan Agreement or the occurrence of a material adverse change, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the Lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. Certain changes to the ACA, such as the removal of the ACA’s individual health insurance mandate by federal tax legislation, a delay in the implementation of certain ACA-mandated fees, and other changes to the ACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” were recently enacted or implemented, and the effect of these changes is unknown. Furthermore, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. We cannot predict the ultimate content, timing or effect of healthcare reform legislation or regulation or the impact of potential legislation or regulation on us.

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

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022 directing HHS to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business.

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

For instance, when the Unitary Patent Court system is implemented in Europe, European patent applications will have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unified Patent Court, or UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

We currently have a limited number of employees, and are highly dependent on our Chief Executive Officer. Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are a clinical-stage company with a limited operating history, and, as of September 30, 2022, we had 127 full-time employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. From time to time, including recently as a result of the COVID-19 pandemic and actions taken to slow its spread as well as actual or perceived changes in interest rates and economic inflation, global financial markets have experienced volatility and uncertainty. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 through September 30, 2022, were $43.00 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

In addition, the stock market in general, and the stocks of small-cap biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including recently as a result of the COVID-19 pandemic and actions taken to slow its spread, as well as actual or perceived changes in interest rates and economic inflation. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. These events may also lead to securities litigation, which can be expensive and time-consuming to defend, regardless of the merit or outcome. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of our common stock.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of September 30, 2022, we had 1,343,921 shares of common stock available for grant under the 2014 Plan, options to purchase up to an aggregate of 8,277,891 shares of common stock outstanding and 768,796 unvested restricted stock units outstanding. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2022, an automatic increase pursuant to the 2014 Plan occurred, resulting in 2,662,882 additional shares available for future grant under the 2014 Plan.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of September 30, 2022, we had 762,923 shares of common stock reserved for future issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2022, an automatic increase pursuant to the ESPP occurred, resulting in 665,720 additional shares available for future grant under the ESPP. In addition, a warrant to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share was outstanding as of September 30, 2022. In connection with the Loan Agreement, on November 2, 2022 we issued warrants to purchase up to 26,078 shares of our common stock at an exercise price of $14.38 per share.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017 informally titled the Tax Cut and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act and the IRA enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Warrant to Purchase Stock issued by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

4.3	Form of Warrant Agreement issued by the Registrant on November 2, 2022 to Hercules Capital, Inc. and certain other Lenders.		8-K (Exhibit 4.1)	11/3/2022	001-37620

10.1	Securities Purchase Agreement dated as of November 2, 2022 by and between the Registrant and Bristol-Myers Squibb Company.		8-K (Exhibit 10.1)	11/3/2022	001-37620

10.2	Loan and Security Agreement, dated as of November 2, 2022, by and between the Registrant and Hercules Capital, Inc.		8-K (Exhibit 10.2)	11/3/2022	001-37620

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

+

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kura Oncology, Inc.

Date: November 3, 2022	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer
(Principal Executive and Financial Officer)