Form 10-K
period 2022-12-31
Kura Oncology, Inc.
filed 2023-02-23
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting of common equity held by non-affiliates of the registrant was approximately $1.2 billion as of June 30, 2022 based on the closing price of $18.33 as reported on the Nasdaq Global Select Market on such date. Shares of the registrant’s common stock held by executive officers, directors, and their affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of February 17, 2023 was 68,438,576 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2022.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	San Diego, CA USA

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

•
Our ability to conduct our clinical trials has been and could continue to be adversely impacted by COVID-19, or other actual or threatened public health epidemics or outbreaks.
•
We are highly dependent on the success of our lead product candidate, ziftomenib, which is still in clinical development, and we cannot give any assurance that ziftomenib or any of our other product candidates will receive regulatory approval, which is necessary before they can be commercialized.
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

•
If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals in some or all planned regions, we will not be able to commercialize, or may be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.
•
Any product candidate for which we obtain marketing approval will be subject to extensive post-approval regulatory requirements and could be subject to post-approval restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.
•
If we are unable to, or if we do not, obtain and maintain intellectual property protection for our product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired.
•
We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.
•
Patent terms may be inadequate to protect our competitive position on our product candidates for a commercially meaningful length of time.
•
We may not be successful in obtaining or maintaining necessary third-party intellectual property rights for our development pipeline through acquisitions and in-licenses.
•
If we are unable to maintain the confidentiality of our trade secrets or other confidential information, our business and competitive position would be harmed.
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

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates that target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes, and we intend to pair them with molecular or cellular diagnostics to identify those patients most likely to respond to treatment. We are conducting clinical trials of two product candidates, ziftomenib and tipifarnib, and are preparing to initiate a first-in-human study of a third product candidate, KO-2806. We also have additional programs that are at a discovery stage. We own global commercial rights to all of our programs and product candidates. We plan to advance our product candidates through a combination of internal development and strategic partnerships while maintaining significant development and commercial rights.

DRUG CANDIDATE PIPELINE

PROGRAM	CLINICAL TRIAL	STUDY STARTUP	PHASE 1	REGISTRATION DIRECTED	FORECASTED MILESTONE
ZIFTOMENIB Menin Inhibitor	**KOMET-001** Monotherapy (Relapsed/refractory)	NPM1-mutant acute myeloid leukemia (AML) Non-NPM1-m/KMT2A-r AML KMT2A-rearranged ALL			Registration-directed trial ongoing; Present updated data from Phase 1 trial in mid-2023
	KOMET-007 Combinations with ven/aza, 7+3 (Relapsed/refractory, frontline)	NPM1-mutant AML KMT2A-rearranged AML			Dose first patients in first half of 2023
	KOMET-008 Combinations with gilteritinib, FLAG-IDA, LDAC (Relapsed/re-fractory)	NPM1-mutant AML KMT2A-rearranged AML			Dose first patients in second half of 2023
TIPIFARNIB Farnesyl Transferase Inhibitor (FTI)	**KURRENT-HN** Combination with alpelisib	PIK3CA-dependent HNSCC			Determine optimal biologically active dose in mid-2023
KO-2806 Next-Generation FTI	**FIT-001** Combinations with targeted therapies	Solid Tumors			Dose first patients in third quarter of 2023

Ziftomenib. Our first product candidate, ziftomenib, is a potent, selective, reversible and oral small molecule inhibitor that blocks the interaction of two proteins, menin and the protein expressed by the Lysine K-specific Methyl Transferase 2A gene, or KMT2A (formerly referred to as the mixed-lineage leukemia 1 gene).

We received orphan drug designation for ziftomenib for the treatment of acute myeloid leukemia, or AML, from the U.S. Food and Drug Administration, or the FDA, in July 2019. We initiated our menin-KMT2A Phase 1/2 clinical trial of ziftomenib in relapsed or refractory AML which we call the Kura Oncology MEnin-KMT2A Trial, or KOMET-001, in September 2019. In the Phase 1a dose-escalation portion of the KOMET-001 trial, ziftomenib demonstrated a wide therapeutic window and encouraging monotherapy activity in an all-comer population of 30 patients with relapsed/refractory AML. A total of 53 patients were treated in the Phase 1b portion of the study, which consisted of two randomized expansion cohorts, each comprised of nucleophosmin 1-, or NPM1-, mutant and KMT2A-rearranged AML patients. Ziftomenib demonstrated optimal clinical benefit at 600 mg, with a 30% complete remission, or CR, rate (6/20) in patients with NPM1-mutant AML.

Continuous daily dosing of ziftomenib was well tolerated and reported adverse events most often were consistent with features of underlying disease. The most common treatment-emergent adverse event observed was differentiation syndrome, or DS, a known adverse event related to AML treatments that promote differentiation of AML cells. The frequency of DS was higher in patients with KMT2A-rearranged AML than those with NPM1-mutant AML. Although meaningful clinical benefit was observed in patients with KMT2A rearrangements, symptoms of DS prevented most patients from receiving sufficient therapy to attain response criteria for CR or CR with partial hematologic recovery, or CRh, and only one patient achieved a CR/CRh.

Based upon the results of the Phase 1b portion of the KOMET-001 study and following a positive Type C meeting with the FDA, we announced that 600 mg has been determined as the recommended Phase 2 dose, or RP2D, of ziftomenib in NPM1-mutant AML. We have initiated the Phase 2 registration-directed portion of the KOMET-001 trial to further evaluate the safety, tolerability and anti-leukemic activity of ziftomenib in NPM1-mutant AML, and we reported on February 9, 2023 that we dosed our first patients.

In addition to initiating the Phase 2 portion of the KOMET-001 study, we expect to initiate multiple studies of ziftomenib in combination with standards of care and in earlier lines of therapy. The first ziftomenib combination study, which we call KOMET-007, is designed to evaluate ziftomenib in combination with venetoclax and azacytidine in patients with newly diagnosed or relapsed or refractory NPM1-mutant and/or KMT2A-rearranged AML, and ziftomenib in combination with cytarabine and daunorubicin, or 7+3, in patients with newly diagnosed NPM1-mutant and/or KMT2A-rearranged AML. We expect to dose the first patient in KOMET-007 in the first half of 2023.

The second ziftomenib combination study, which we call KOMET-008, is designed to evaluate ziftomenib in combination with gilteritinib in patients with relapsed or refractory NPM1-mutant AML, and ziftomenib in combination with FLAG-IDA or LDAC in patients with relapsed or refractory NPM1-mutant AML and/or KMT2A-rearranged AML. We expect to dose the first patient in KOMET-008 in the second half of 2023.

Tipifarnib. Our second product candidate, tipifarnib, is a potent, selective and orally bioavailable inhibitor of farnesyl transferase that has been previously studied in more than 5,000 cancer patients and demonstrated compelling and durable anti-cancer activity in certain patients with a manageable side effect profile.

In February 2021, tipifarnib was granted Breakthrough Therapy Designation from the FDA for the treatment of patients with recurrent or metastatic HRAS mutant HNSCC with variant allele frequency ≥ 20% after disease progression on platinum-based chemotherapy.

On July 6, 2021, we announced a clinical collaboration with Novartis Pharma AG, or Novartis, to evaluate the combination of tipifarnib and alpelisib, a PI3 kinase alpha inhibitor, in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification. In the fourth quarter of 2021, we commenced a Phase 1/2 open-label, biomarker-defined cohort study, which we call the KURRENT-HN trial, to evaluate the safety and tolerability of the combination, determine the recommended dose and schedule for the combination, and assess early antitumor activity of the combination for the treatment of such patients. Under the terms of our collaboration agreement with Novartis, we sponsor the KURRENT-HN trial and supply tipifarnib, and Novartis supplies alpelisib. On December 16, 2021, we announced dose administration for the first patient in the PIK3CA cohort and, in August 2022, we announced dose administration for the first patient in the HRAS overexpression cohort in KURRENT-HN. In an ongoing effort to prioritize those programs with the highest potential to create value for patients, health care providers and shareholders, and because we are seeing promising clinical activity in the PIK3CA cohort, we have elected to prioritize the determination of the optimal biologically active dose, or OBAD, for the PIK3CA cohort and discontinue enrollment in the HRAS overexpression cohort. We expect to determine the OBAD for the PIK3CA cohort in mid-2023.

In November 2022, we announced the initiation of a Phase 1 clinical trial, which we called the KURRENT-LUNG trial, of tipifarnib in combination with osimertinib in treatment-naïve locally advanced or metastatic epidermal growth factor receptor, or EGFR, mutated non-small cell lung cancer, or NSCLC. As part of our ongoing prioritization efforts, we have decided to close our KURRENT-LUNG trial and discontinue further development of tipifarnib in combination with osimertinib, despite compelling preclinical data.

KO-2806. Our newest product candidate, KO-2806, is a next-generation farnesyl transferase inhibitor, or FTI, which we believe demonstrates improved potency, pharmacokinetic and physicochemical properties relative to earlier FTI drug candidates. In January 2023, we announced the clearance by the FDA of our investigational new drug, or IND, application for KO-2806 for the treatment of advanced solid tumors. We intend to evaluate the safety, tolerability and preliminary antitumor activity of KO-2806 in a Phase 1 first-in-human study as a monotherapy and in combination with other targeted therapies. We expect to initiate this Phase 1 study, which we call the FIT-001 trial, in the third quarter of 2023.

Our Strategy

Our strategy is to discover, acquire, develop and commercialize innovative anti-cancer agents in oncology indications with significant unmet medical need and attractive commercial potential. The key components of our strategy include the following:

•
Focus on developing novel, small molecule product candidates for the treatment of cancer;
•
Identify molecular, genetic or other tumor-related characteristics of patients more likely to benefit from our product candidates;

•
Leverage clinical and pathology trends towards comprehensive tumor profiling and the use of companion diagnostics;
•
Prioritize development of our programs in clinical indications of high unmet need where improved outcomes are associated with specific biomarkers;
•
Advance our programs through a combination of internal development and strategic partnerships;
•
Maintain significant development and commercial rights to our product candidates; and
•
Build a sustainable product pipeline through internal discovery and development efforts as well as through potential external sources including collaborations, in-licenses and acquisitions.

The COVID-19 Pandemic

The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business interruptions and shutdowns. These precautions may continue to disrupt our business operations and prospects. Since early March 2020, we have taken temporary precautionary measures, including routine screening and remote working initiatives, intended to help minimize the risk of COVID-19 to our employees and their families. In addition, we have experienced, and expect to continue to experience, patient screening and enrollment at a slower pace at many of our clinical trial sites than what was projected when the trials began. Some of our clinical sites have experienced challenges in conducting trial activities while they focus critical resources on caring for COVID-19 patients and due to staffing challenges, facility restrictions, quarantines, travel restrictions, remote work requirements and other precautions. To manage the COVID-19 impact on our business, we developed a comprehensive COVID-19 contingency plan designed to work closely with our third-party contractors and investigators to ensure our ongoing clinical trials proceed safely and efficiently. As a result of these efforts, we continue to accrue patients for our clinical trials, but we expect the disruption caused by and the challenges associated with COVID-19 to continue for the foreseeable future. The long-term trends impacting our business from COVID-19 are uncertain and will depend on the continued world-wide progress toward managing this health crisis.

Precision Medicines in Cancer Treatment

Advancements in cancer genetics and new molecular diagnostic tools are helping define why some patients respond to a specific therapy while other patients receive little to no clinical benefit. This area of cancer drug discovery and development offers the potential for innovative treatments that are safer and more effective for patients with specific cancers. We aim to improve patient outcomes and contribute to the reduction in healthcare costs by matching targeted therapeutics to the patients who will derive the most benefit. We are developing a pipeline of small molecule product candidates designed to inhibit mutated or abnormally functioning cellular pathways that drive cancer growth or drug resistance and intend to pair them with molecular diagnostics to identify those patients with tumors most likely to respond to treatment. This approach to treatment is known as precision medicine.

A pioneering example of a precision medicine in cancer was the development of small molecule inhibitors against EGFR in patients with advanced lung cancer. Patients with EGFR mutations treated with EGFR inhibitors have a response rate in the 65% range, as opposed to a response rate of approximately 10% in unselected lung patients. Erlotinib (Tarceva®) was approved in the United States as a first-line treatment for patients with NSCLC characterized by EGFR mutations. Other examples of approved agents developed using precision medicine approaches include ALK, BCR-ABL, BRAF, ROS1, RET and TRK inhibitors.

Precision medicine has several advantages over traditional drug development. We believe evidence-based selection of patients who are more likely to respond to a targeted therapy based on tumor biology provides the potential for: higher translatability from preclinical to clinical studies; increased overall response rates, requiring fewer enrolled patients for clinical development; expedited clinical development in areas of high unmet need and improved safety relative to standard chemotherapy. We believe the precision medicine approach has the potential for more efficient drug development with reduced risks, costs and timelines. However, achieving success through a precision medicine approach is predicated on a thorough understanding of tumor biology and the mechanism of action of the product candidate. To develop this understanding, we have conducted extensive translational research on each of our programs.

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

Because we often target molecular and/or genetic alterations that are detectable, companion diagnostic tests can be developed to identify these alterations. Once we have identified a target, we will initially use existing diagnostic tools, such as molecular assays (next-generation sequencing, or NGS, and/or qualitative polymerase chain reaction, or qPCR, of DNA and/or RNA), or tissue-based assays such as protein expression by immunohistochemistry, or IHC, to identify patient subsets that we believe will derive increased benefit from our product candidates. As we advance our product candidates clinically and determine the most important screening criteria, we intend to develop companion diagnostics as appropriate, with the help of technology partners, to seek to identify patients, and if our clinical development programs are successful, to support the potential registration and marketing of our product candidates.

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

Clinical Programs and Pipeline

Ziftomenib – A Selective Inhibitor of the Menin-KMT2A Interaction

Overview

We are developing ziftomenib, an orally bioavailable small molecule inhibitor of the menin-KMT2A interaction, for the treatment of genetically defined subsets of acute leukemias, including AML and acute lymphoblastic leukemia, or ALL. The menin-KMT2A program was licensed from the Regents of the University of Michigan, or the University of Michigan.

Acute Leukemias and Genetic Alterations

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

NPM1-mutations are among the most common genetic alterations, representing approximately 30% of AML. NPM1 mutations drive leukemogenesis in AML via cytoplasmic dislocation of NPM1 protein, resulting in transcription of disease-associated genes and inhibition of normal differentiation programs. NPM1-mutant AML is highly sensitive to disruption of the menin-KMT2A complex, which leads to decreased expression of essential leukemic genes, reduction of leukemic self-renewal capacity and promotion of differentiation. While patients with NPM1-mutant AML have high response rates to frontline therapy, relapse rates are high and survival outcomes are poor. Median overall survival is only six months following relapse for NPM1-mutant patients.

KMT2A-rearrangements represent approximately 5-10% of AML. Patients with KMT2A-rearranged AML have a poor prognosis with high rates of resistance and relapse following standard of care therapies. Currently, there are no approved therapies indicated for NPM1-mutant or KMT2A-rearranged leukemias. In the pediatric population, KMT2A-rearranged leukemias make up approximately 10% of acute leukemias. In the case of infant leukemias, the frequency of KMT2A rearrangements is 70–80%. These pediatric leukemia sub-types portend a poorer prognosis and five-year survival rate that is lower than other leukemia sub-types and therefore represent a significant unmet medical need given the lack of curative therapeutic options.

In adults, AML is the most common acute leukemia worldwide. In children and young adults under 20 years old, AML comprises 74% of acute leukemia cases. Despite the many available treatments for AML, prognosis for patients remains poor. Approximately 50% of patients with AML who achieve a CR after induction therapy relapse within one to three years. By preventing the interaction of menin and KMT2A/MLL, we believe ziftomenib has the potential to address approximately 35% of AML, including NPM1-mutant AML and KMT2A-rearranged AML.

Preclinical Data Supporting Ziftomenib as a Monotherapy and in Combination with Other Therapies

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

In December 2021, we reported the presentation of preclinical data for ziftomenib and its potential for synergistic activity in combination with the BCL2 inhibitor venetoclax, a current standard of care in the treatment of patients with AML. These data confirm that treatment with ziftomenib drives dose-dependent induction of growth inhibition, differentiation and loss of viability of AML cells with KMT2A rearrangements or NPM1 mutations, while also reducing key protein levels such as MEIS1, FLT3 and BCL2 and menin itself. In addition, the findings demonstrated that co-treatment with ziftomenib and venetoclax induces synergistic activity in patient-derived AML cells expressing KMT2A rearrangements or NPM1 mutations, with or without mutant FLT3 expression, and prolongs survival in an aggressive disseminated model of KMT2A-rearranged, FLT3-mutant AML.

Clinical Development of Ziftomenib in AML

In September 2019, we initiated the KOMET-001 trial, a Phase 1/2 clinical trial of ziftomenib in patients with relapsed or refractory AML to investigate the safety and tolerability of ziftomenib in humans, determine a RP2D, characterize pharmacokinetics of ziftomenib and assess any early evidence of antitumor activity.

On December 5, 2020, we announced preliminary results from our KOMET-001 trial at an oral presentation at the 2020 American Society of Hematology Annual Meeting, or ASH. As of the data cutoff date for the ASH presentation, November 2, 2020, the trial had enrolled 12 patients with relapsed or refractory AML, of whom ten were evaluable for safety and tolerability and eight were evaluable for efficacy. Clinical or biological activity was reported in six of the eight efficacy-evaluable patients, including two patients achieving a CR, one patient achieving a morphological leukemia-free state, and one patient experiencing a marked decrease in hydroxyurea requirements and having attained peripheral blood count stabilization. As presented at ASH, ziftomenib has been well tolerated with a manageable safety profile to date. As of the data cutoff date, no drug discontinuations due to treatment-related adverse events and no evidence of QTc prolongation were reported. Treatment related adverse effects (grade ≥ 3) were reported to include pancreatitis, increased lipase, decreased neutrophil count, tumor lysis syndrome and deep venous thrombosis.

On May 6, 2021, we reported that we amended the KOMET-001 trial protocol to include two Phase 1b expansion cohorts at doses that cleared the safety threshold in dose escalation. The Phase 1b portion of the study was designed to determine the lowest dose of ziftomenib that provides maximum biologic and clinical effect, consistent with guidance from the FDA relating to targeted oncology therapies, known as Project Optimus.

On June 24, 2021, we reported that we dosed our first patient in the Phase 1b expansion cohorts. Each cohort – a lower dose (200 mg) and a higher dose (600 mg) – was comprised of NPM1-mutant and KMT2A-rearranged relapsed/refractory AML patients. Both doses demonstrated preliminary evidence of activity and safety and were determined to be well tolerated in the Phase 1a portion of the study.

On November 24, 2021, we reported that the FDA had placed the KOMET-001 trial on a partial clinical hold. The partial clinical hold was initiated following our report to the FDA of a Grade 5 serious adverse event potentially associated with DS, a known adverse event related to differentiating agents in the treatment of AML. Patients who were enrolled in the Phase 1b expansion cohort at the time of the partial clinical hold were permitted to continue to receive ziftomenib, although no additional patients were to be enrolled until the partial clinical hold was lifted. On January 20, 2022, we announced that the FDA had lifted the partial clinical hold on the KOMET-001 trial following agreement on our mitigation strategy for DS, and that the study would resume screening and enrollment of new patients.

On August 3, 2022, we announced that we completed enrollment in the Phase 1b expansion cohorts of the KOMET-001 trial.

On December 10, 2022, we announced updated clinical data from KOMET-001 that were presented during an oral presentation session at ASH.

In the Phase 1a dose-escalation portion of the KOMET-001 trial, ziftomenib demonstrated a wide therapeutic window and encouraging monotherapy activity in an all-comer population of 30 patients with relapsed/refractory AML, including a CR with no evidence of minimal residual disease, or MRD, in an NPM1-mutant patient with DNMT3A and KMT2D co-mutations. The patient entered the trial having progressed through two prior stem cell transplants and remains on ziftomenib after more than 31 cycles.

In order to inform an optimal Phase 2 dose and in consultation with the FDA and its Project Optimus initiative, we conducted a Phase 1b trial with two randomized expansion cohorts, each comprised of NPM1-mutant and KMT2A-rearranged AML patients. A total of 53 patients were ultimately treated in the Phase 1b trial: 17 at 200 mg and 36 at 600 mg. These patients were heavily pretreated and received a median of three prior lines of therapy (range 1-11), with the majority of patients having received prior venetoclax and a quarter having progressed after at least one prior stem cell transplant. As of the data cutoff on October 24, 2022, 10 of the patients treated at 600 mg remained on ziftomenib and 17 were still in follow-up. With 4.7 months median follow-up as of the ASH presentation, median duration of response had not been reached.

Ziftomenib demonstrated optimal clinical benefit at 600 mg with a 30% CR rate (6/20) in patients with NPM1-mutant AML, compared to 17% (1/6) at 200 mg. Notably, four of the six NPM1-mutant patients who achieved a CR at 600 mg had IDH and/or FLT3 co-mutations. Overall, four of the seven patients with IDH co-mutations achieved a CR on ziftomenib. Of the five patients assessed for MRD at 600 mg, three were MRD negative.

Although meaningful clinical benefit was observed in patients with KMT2A rearrangements, symptoms of DS prevented most patients from receiving sufficient therapy to attain response criteria for CR or CRh, and only one patient in this group achieved a CR/CRh.

Continuous daily dosing of ziftomenib has been well tolerated. Reported adverse events most often were consistent with features of underlying disease. No evidence of drug-induced QTc prolongation was observed. Six patients discontinued due to adverse events; however, none of these were considered treatment related. The most common treatment-emergent adverse event observed was DS, a known adverse event related to AML treatments that promote differentiation of AML cells. Of the 20 NPM1-mutant patients treated at 600 mg, four (20%) experienced DS; three of these events were Grade 2, and one of these events (5%) was Grade 3. For KMT2A-rearranged patients, rates of DS were similar across doses (approximately 38%); 25-30% of treated KMT2A-rearranged patients experienced Grade 3 or greater events.

We believe the higher incidence of DS observed in the KMT2A-rearranged patients is due to their much higher incidence of disease in extramedullary (outside of the bone marrow) sites, induced to differentiate by the high tissue penetrance demonstrated by ziftomenib, which has been demonstrated preclinically. We believe that combining ziftomenib with appropriate standards of care may reduce this extramedullary disease burden and consequent DS symptoms, keep patients on ziftomenib therapy longer and drive superior treatment outcomes in patients with KMT2A-rearranged AML.

We anticipate sharing a more mature dataset from the Phase 1 portion of our KOMET-001 trial of ziftomenib in NPM1-mutant AML at a medical meeting in mid-2023.

In December 2022, we announced that 600 mg has been determined as the RP2D for ziftomenib in NPM1-mutant AML following a positive Type C meeting with the FDA, making us one of the first companies to satisfy the requirements of the FDA’s Project Optimus. Agreement also was reached on key elements of a registration-enabling study design. We have initiated the Phase 2 registration-directed portion of the KOMET-001 trial to further evaluate the safety, tolerability and anti-leukemic activity of ziftomenib in NPM1-mutant AML. We announced on February 9, 2023 that we dosed the first patients in the Phase 2 portion of the KOMET-001 trial. We expect to enroll a total of 85 patients in the United States and Europe. The primary endpoint is CR or CRh and key secondary endpoints include clinical benefit, safety and tolerability.

We anticipate initiating multiple Phase 1 studies of ziftomenib in combination with standard of care treatments in frontline and relapsed/refractory AML in 2023, pending FDA review of the protocols.

The KOMET-007 trial is designed to evaluate ziftomenib in combination with venetoclax and azacytidine in patients with newly diagnosed or relapsed or refractory NPM1-mutant and/or KMT2A-rearranged AML, and ziftomenib in combination with cytarabine and daunorubicin, or 7+3, in patients with newly diagnosed NPM1-mutant and/or KMT2A-rearranged AML. We expect to dose the first patient in KOMET-007 in the first half of 2023.

The KOMET-008 study is designed to evaluate ziftomenib in combination with gilteritinib in patients with relapsed or refractory NPM1-mutant AML, and ziftomenib in combination with FLAG-IDA or LDAC in patients with relapsed or refractory NPM1-mutant AML and/or KMT2A-rearranged AML. We expect to dose the first patient in KOMET-008 in the second half of 2023.

Registration Strategy for Ziftomenib in Acute Myeloid Leukemia. Our immediate strategy for ziftomenib in AML is to generate a data package to support an application for marketing approval in NPM1-mutant AML. Our comprehensive clinical development plan for ziftomenib also includes the evaluation of ziftomenib in combination with standards of care for NPM1-mutant and KMT2A-rearranged AML, as described above, a pediatric development strategy and other indications, such as acute lymphocytic leukemia. Also, several investigator-sponsored clinical trials of ziftomenib are in development, in addition to our company-sponsored clinical trials.

Tipifarnib – An Oral Farnesyl Transferase Inhibitor

Overview

Tipifarnib is a potent, selective and orally bioavailable inhibitor of protein farnesylation. Tipifarnib is a member of a class of product candidates called farnesyl transferase inhibitors, or FTIs. We in-licensed tipifarnib from Janssen Pharmaceutica NV, or Janssen, an affiliate of Johnson & Johnson, in December 2014. Previously, tipifarnib was studied in more than 5,000 oncology patients in more than 70 clinical trials and was observed to be generally well tolerated with a manageable side effect profile as a single agent. Although tipifarnib has a well-established safety profile and has demonstrated compelling and durable anti-cancer activity in certain patients, its activity has not been sufficient in any prior clinical trial to support marketing approval by the FDA. However, clinical and preclinical data suggest that, in certain selected patient populations, tipifarnib has the potential to provide significant benefit to cancer patients with limited treatment options. We have worldwide rights to tipifarnib in all indications other than virology.

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

Solid Tumors with HRAS Mutations

Rat sarcoma virus, or RAS, oncogenes are translated into a family of membrane-associated proteins that are involved in regulating cell division in response to growth factor stimulation. The RAS gene family is comprised of three oncogenes: HRAS, KRAS and NRAS. Collectively, the three RAS genes constitute one of the most frequently mutated families of oncogenes in human cancers. Although HRAS mutations are less common overall relative to KRAS and NRAS mutations, they have a higher prevalence in cancers of the upper digestive tract, skin, thyroid and urinary bladder.

The HRAS protein is involved in regulating cell division in response to growth factor stimulation. Growth factors act by binding cell surface receptors that span the cell’s plasma membrane. Once activated, receptors stimulate signal transduction events in the cytoplasm, a process by which proteins and second messengers relay signals from outside the cell to the cell nucleus and instruct the cell to grow or divide. HRAS is localized in the plasma membrane, and it is an early player in many signal transduction pathways. HRAS acts as a molecular on/off switch – once HRAS is turned “on” it recruits and activates proteins necessary for the propagation of the receptor’s signal. In certain solid tumors, mutations in HRAS or its upstream regulators cause HRAS to be permanently “on,” resulting in persistent activation of downstream growth and proliferation signals that drive tumor cell growth. FTIs work to prevent the aberrant growth and proliferation of cells that are dependent on these signaling pathways by inhibiting protein farnesylation and subsequent membrane localization of HRAS, thereby switching HRAS “off.” HRAS membrane localization is solely dependent on protein farnesylation, and therefore we believe that tipifarnib has the potential for the treatment of HRAS mutant solid tumors.

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

HNSCC is a disease of high unmet need. Response rates for the three approved second-line agents, cetuximab (Erbitux®), nivolumab (Opdivo®) and pembrolizumab (Keytruda®), are in the range of 13-16% in unselected populations, with a median progression-free survival, or PFS, of approximately two months and a median overall survival of less than eight months. Data in the literature along with our own clinical data suggest response rates to these second-line agents in patients with HRAS mutations may be even lower.

Other types of cancer that can result from squamous cells include vulvar, penile, cutaneous and lung squamous cell carcinoma. Our preclinical and clinical data suggest that, among solid tumors with HRAS mutations, squamous cell tumors are sensitive tumors to treatment with tipifarnib, and treatment with tipifarnib can, in some patients, produce durable responses.

Tipifarnib as a Monotherapy

We conducted a global, multi-center, open-label, non-comparative registration-directed clinical trial of tipifarnib in patients with HNSCC that carry mutations in the HRAS gene, which we called AIM-HN. In November 2022, we announced that although we continued to observe evidence of meaningful clinical activity in AIM-HN, we have elected to close the trial to further enrollment due to significant feasibility challenges.

In an ongoing effort to prioritize those programs with the highest potential to create value for patients, health care providers and shareholders, we have decided to close AIM-HN and discontinue further development of tipifarnib as a monotherapy, despite compelling clinical data.

Tipifarnib in Combinations

On July 6, 2021, we announced a clinical collaboration with Novartis to evaluate the combination of tipifarnib and alpelisib, a PI3 kinase alpha inhibitor, in patients with certain biomarker-defined subsets of recurrent/metastatic HNSCC. In the fourth quarter of 2021, we commenced a Phase 1/2 open-label, biomarker-defined cohort study, which we call the KURRENT-HN trial, to evaluate the safety and tolerability of the combination, determine the recommended dose and schedule for the combination, and assess early antitumor activity of the combination for the treatment of such patients. Under the terms of our collaboration agreement with Novartis, we sponsor the KURRENT-HN trial and supply tipifarnib, and Novartis supplies alpelisib. In the KURRENT-HN trial, we are currently evaluating the combination of tipifarnib and alpelisib in patients with HNSCC whose tumors have PIK3CA mutation and/or amplification. We anticipate enrolling approximately 20 HNSCC patients in the PIK3CA cohort and expect to determine the OBAD for that cohort in mid-2023.

In October 2022, we reported the first demonstration that the combination of tipifarnib and alpelisib can induce a durable clinical response in PIK3CA-dependent HNSCC at the EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium, or the Triple Meeting. In a poster presented at the Triple Meeting, we highlighted a patient with stage III squamous cell carcinoma of the tonsil with a PIK3CA mutation who had achieved a durable partial response in the KURRENT-HN trial and continued on-study for more than 27 weeks as of the September 14th data cutoff. Treatment-related adverse events in KURRENT-HN are consistent with the known safety profiles of each drug and are manageable, with no dose-limiting toxicities reported to date.

We have also evaluated the use of FTIs in combination with EGFR-targeted therapies to prevent emergence of resistance to EGFR-targeted therapies. In November 2022, we announced the initiation of a Phase 1 clinical trial, which we called the KURRENT-LUNG trial, of tipifarnib in combination with osimertinib in treatment-naïve locally advanced or metastatic EGFR mutated NSCLC. In February 2023, we announced that in an ongoing effort to prioritize those programs with the highest potential to create value for patients, health care providers and shareholders, we have decided to close our KURRENT-LUNG trial and discontinue further development of tipifarnib in combination with osimertinib, despite compelling preclinical data.

KO-2806: Next-Generation Farnesyl Transferase Inhibitor

Over the past several years, we have pioneered the development of FTIs as combination agents to prevent or delay emergence of resistance to certain classes of targeted therapy in large solid tumor indications. Our preclinical data is supportive of FTIs in combination with a growing number of targeted therapies, including EGFR inhibitors and PI3 kinase alpha inhibitors, as well as tyrosine kinase inhibitors in renal cell carcinoma and KRAS G12C inhibitors in lung cancer. Our next-generation FTI, KO-2806, was developed with these applications in mind.

KO-2806 was designed to improve upon the potency, pharmacokinetic and physicochemical properties relative to earlier FTI drug candidates. We submitted an IND for KO-2806 to the FDA in December 2022 and announced the FDA’s clearance of that IND in January 2023. We are preparing to initiate a Phase 1 first-in-human study of KO-2806 in the third quarter of 2023. The Phase 1 study is designed to assess the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary antitumor activity of KO-2806 when administered as a monotherapy and in combination therapy in adult patients with advanced solid tumors. Following completion of the dose escalation as a monotherapy, we plan to evaluate KO-2806 in in dose escalation combination cohorts in advanced solid tumors.

License Agreements

The University of Michigan

In December 2014, we entered into a license agreement with the University of Michigan which was amended in March 2015, July 2015, September 2016, February 2017, May 2017 and August 2017, that grants us exclusive worldwide rights under certain patent rights to compounds in our menin-KMT2A program. Under this license agreement, we paid the University of Michigan an upfront nonrefundable license fee and are obligated to pay the University of Michigan annual license maintenance fees. We are also required to make development and regulatory milestone payments to the University of Michigan of up to $3.4 million in the aggregate if specified development and regulatory events are achieved for the first indication and additional payments for each subsequent indication. If we grant sublicenses under the license from the University of Michigan, we are required to pay the University of Michigan a percentage of certain amounts received from the sublicenses. When and if commercial sales of products covered by the licensed patent rights begin, we are obligated to pay the University of Michigan tiered royalties of low single digit percentages of our net sales depending on the amount of our net sales with standard provision for royalty offsets and sales-based milestones. All future development, regulatory and commercial work on the licensed compounds will be completed fully by us and at our sole expense. The University of Michigan retains the right to use the licensed compounds for non-commercial research, internal and/or educational purposes, with the right to grant the same limited rights to other non-profit research institutions. Under the agreement, as a result of our March 2015 private placement, we issued to the University of Michigan 79,113 shares of our common stock at a fair value of $0.5 million. The license agreement with the University of Michigan will terminate upon the last-to-expire patent rights, or may be terminated by us at any time with 90 days written notice of termination or terminated by the University of Michigan upon a bankruptcy by us, payment failure by us that is not cured within 30 days or a material breach of the agreement by us that is not cured within 60 days.

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

Menin Inhibitor Competition

Although there are currently no approved drugs targeting the menin-KMT2A interaction, we are aware of other companies engaged in discovery, preclinical or clinical development of menin-KMT2A inhibitors including Syndax, Biomea, Janssen, Sumitomo Dainippon and Daiichi Sankyo. Although there are no targeted therapies approved specifically for the treatment of KMT2A rearranged or NPM1 mutant leukemias, there are several products in development, including Epizyme’s EPZ-5676 and Rasna Therapeutic’s RASP-301.

FTI Competition

Although there are currently no approved drugs targeting farnesyl transferase, we are aware of several compounds that are now or have previously been in clinical development, including Merck’s lonafarnib, Bristol-Myers Squibb’s BMS-214662, Astellas Pharma’s, formerly OSI Pharmaceuticals, CP-609,754, and AstraZeneca’s AZD3409. To our knowledge, there are no ongoing clinical trials evaluating any of these agents for the treatment of cancer. However, the initiation of clinical development of another farnesyl transferase inhibitor in an oncology setting could become competitively significant, and if tipifarnib or our other product candidates do not offer sustainable advantages over competing products, we may not be able to successfully compete against current and future competitors.

Even if we are successful in developing our product candidates, the resulting products would compete with a variety of established drugs in each targeted therapeutic indication. There are several therapies approved for the treatment of HNSCC, including Eli Lilly’s/Merck KGaA’s cetuximab (Erbitux®), Bristol Myers Squibb’s nivolumab (Opdivo®) and Merck’s pembrolizumab (Keytruda®), and squamous cell lung cancer, or Sq-NSCLC, including Keytruda, Opdivo, Roche’s atezolizumab (Tencentriq®) and Eli Lilly’s ramucirumab (Cyramza®).

Commercialization

We have not yet established a full-scale sales, marketing or product distribution infrastructure because our lead candidates are still in clinical development. We presently are in the planning stages of shaping our commercial capabilities and infrastructure. We anticipate that we will aim to retain commercial rights in North America for any of our product candidates for which we may in the future receive marketing approvals and that, if and when appropriate, we will seek to access the North American oncology markets through a focused, specialized, internal sales force. We may also seek to retain commercial rights in Europe for any of our product candidates for which we may in the future receive marketing approvals.

Subject to receiving marketing approvals, we expect to commence commercialization activities through a focused internal commercial team (marketing, analytics, market access and sales) in North America to sell our products. We may also build a focused commercial team in Europe to sell our products. Outside of regions where we maintain commercial rights, we may enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval in foreign jurisdictions.

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

We monitor and manage our supply chain network for potential changes that could impact our global or regulatory manufacturing supply strategy.

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

We currently, and expect that we will continue to, file or license patent applications directed to our key product candidates in an effort to establish intellectual property positions regarding composition-of-matter of these product candidates, as well as biomarkers that may be useful in selecting the right patient population for use of any of our product candidates, formulations, processes and methods of using these product candidates in the treatment of various cancers. We own or in-licensed patents or patent applications into our patent portfolio that now includes issued U.S. and foreign patents, pending U.S. patent applications, pending applications under the Patent Cooperation Treaty and corresponding pending patent applications in a number of foreign jurisdictions.

We have exclusively licensed from the University of Michigan or co-own multiple families of patent applications pertaining to our menin-KMT2A program. The U.S. Patent and Trademark Office, or U.S. PTO, has issued the University of Michigan and us patents covering the composition of matter of ziftomenib and certain structurally related compounds, and methods of using the compounds for the treatment of cancers, and related patents have been granted in foreign jurisdictions such as Europe, China, and Japan. We are pursuing additional U.S. and foreign patents related to ziftomenib development.

We have exclusively licensed from Janssen a portfolio of approximately 20 patent families related to tipifarnib. The in-licensed Janssen composition-of-matter family for tipifarnib expired in the United States and Europe in 2016. We have secured several U.S. and foreign method of treatment patents specifically directed to tipifarnib, as well as several U.S. and foreign patents pertaining to methods of treatment for FTIs more broadly. We have also exclusively licensed from Memorial Sloan Kettering Cancer Center a patent family pertaining to a method of use of tipifarnib, in which the U.S. PTO issued a patent. We currently, and expect that we will continue to, file for patents in the United States with counterparts in major market countries in Europe and other key markets in the rest of the world related to our FTI program.

In addition to the patent applications that we have filed to date, we plan to continue to expand our intellectual property portfolio by filing patent applications directed to inventions that arise from our research and development programs, including dosage forms, methods of treatment and additional compounds that inhibit our oncology molecular targets. Specifically, we have filed patent applications and we anticipate that we will continue to seek patent protection in the United States and internationally for novel compositions of matter covering the compounds, the chemistries and processes for manufacturing these compounds, their intermediates and/or metabolites, the use of these compounds in a variety of therapies and the use of biomarkers for patient selection for these compounds. However, these or other patent applications that we may file or license from third parties may not result in the issuance of patents, and any issued patents may cover limited claims that reduce their value and/or may be challenged, invalidated or circumvented. See “Risk Factors—Risks Related to Our Intellectual Property.”

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

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension for one patent. The allowable patent term extension is calculated as half of the drug’s testing phase—the time between IND application and NDA submission—plus all of the review phase—the time between NDA submission and approval up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term, including the extension may not exceed 14 years from the date of NDA approval.

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

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Product development is also guided by The International Council for Harmonisation, or ICH, a global initiative that brings together regulatory authorities and pharmaceutical industry to discuss scientific and technical aspects of pharmaceutical product development and registration. Regional and country-specific health authorities such as FDA, Europe’s EMA and Japan’s PMDA have adopted the ICH guidance as standards to be used in product development.

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

Project Optimus

In 2021, the FDA’s Oncology Center of Excellence launched Project Optimus, an initiative to reform the dose optimization and dose selection paradigm in oncology drug development to emphasize selection of an optimal dose, which is a dose that maximizes not only the efficacy of a drug but also its safety and tolerability. Project Optimus was driven by the FDA’s concerns that the historical approach to dose selection, which generally determined the maximum tolerated dose, may have resulted in doses and schedules of molecularly targeted therapies that were inadequately characterized before the initiation of pivotal trials.

Project Optimus requires the implementation of strategies for dose finding and dose optimization that leverage nonclinical and clinical data in dose selection, including randomized evaluations of a range of doses in trials. This initiative emphasizes the performance of dose finding and dose optimization studies as early and efficiently as possible in development programs. In support of this initiative, the FDA may request sponsors of oncology product candidates to conduct dose optimization studies pre- or post-approval.

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

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. The FDA also may require post-approval testing, known as Phase 4 testing, REMS and surveillance to monitor the effects of an approved product or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to cGMP after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMP. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing or if previously unrecognized problems are subsequently discovered.

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

Laboratory developed tests that are subject to Clinical Laboratory Improvement Amendments regulations and the Public Health Service Act have been accepted, to date, for the conduct of clinical trials. The FDA has required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a premarket approval, or PMA, for that diagnostic simultaneously with approval of the drug. The FDA has indicated that it will require PMA approval of one or more in vitro companion diagnostics to identify patient populations suitable for our cancer therapies. The review of these in vitro companion diagnostics in conjunction with the review of our cancer treatments involves coordination of review by the FDA’s Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health.

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

Clinical Trials and IDEs

A clinical trial is almost always required to support a PMA application. In some cases, one or more smaller investigational device exemption, or IDE, studies may precede a pivotal clinical trial intended to demonstrate the safety and efficacy of the investigational device.

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

Additional Healthcare Regulations and Environmental Matters

In addition to FDA restrictions on marketing of pharmaceutical products, we are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. These laws include transparency laws, anti-kickback statutes, false claims laws, health information privacy and security statutes and regulations regarding providing drug samples, among others.

The federal Anti-Kickback Statute prohibits, among other things, individuals and entities from knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, either the referral of an individual or the purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs.

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

Health Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a specific focus of these efforts and has been significantly affected by major legislative initiatives. By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or IRA, which, among other reforms, allows Medicare to: beginning in 2026, establish a “maximum fair price” for certain pharmaceutical and biological products covered under Medicare Parts B and D and beginning in 2025, impose new discounts obligations on pharmaceutical and biological manufacturers for products covered under Medicare Part D. The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

Recently there has been heightened governmental scrutiny over the manner by which manufacturers set prices for their marketed products. For example, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2031. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures. Further, Congress is considering additional health reform measures. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

Human Capital

As of December 31, 2022, we employed 133 full-time employees. Our employees comprised 85 in research, development and supply chain and 48 in commercial and general and administrative capacities. As of such date, all our employees were based in the United States except one employee who works from an international location. We also engage temporary consultants and contractors. All of our employees are at-will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time and none of our employees are represented by a labor union with respect to his or her employment with us.

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

We are an Equal Opportunity and Affirmative Action employer in compliance with the requirements of the Executive Order 11246 of the Rehabilitation Act of 1973 and the Vietnam Era Veterans’ Readjustment Assistance Act. We pride ourselves on our commitment to fostering a diverse, inclusive, and empowered workforce. In 2020, we established what is now called the Diversity, Equity and Inclusion Committee, or DE&I Committee, an employee-led committee consisting of members from across the organization that focuses on matters related to our corporate culture, specifically related to diversity, equity, inclusion, and social justice. The DE&I Committee’s initiatives include internal education, women’s professional development, community outreach, external mentoring and clinical trial equity.

Corporate Information

Our corporate headquarters are located at 12730 High Bluff Drive, Suite 400, San Diego, California 92130, and our telephone number is (858) 500-8800. We also occupy offices in Boston, Massachusetts. We maintain a website at www.kuraoncology.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to such reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on the Investors & Media portion of our website as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

All brand names or trademarks appearing in this Annual Report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this Annual Report is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark, trade dress or product owners.

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

Risks Related to the Discovery and Development of Our Product Candidates

Our ability to conduct our clinical trials has been and could continue to be adversely impacted by COVID-19, or other actual or threatened public health epidemics or outbreaks.

COVID-19 has adversely impacted, and could continue to adversely impact, our ability to conduct our clinical trials. The COVID-19 pandemic may negatively affect the operations of third-party suppliers and service providers that we rely upon to carry out our clinical trials or the operations of our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates for our clinical trials. Furthermore, the COVID-19 pandemic has delayed and may continue to delay startup of new clinical trial sites and enrollment in our clinical trials due to staffing challenges, prioritization of hospital resources toward the pandemic, requirements for working remotely and restrictions in travel. Some patients may be unwilling to enroll in our current and future clinical trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. Increased demand at clinical trial sites and quarantined doctors and staff may reduce personnel and other available resources at clinical trial sites needed to conduct our clinical trials and may cause the screening of new patients or clinical trial operations to be delayed or paused. Trial sites have in some cases limited and may continue to limit or prohibit on-site dosing and monitoring to decrease potential exposure of doctors, staff and patients to COVID-19, which may require us to adopt remote monitoring and other procedures to ensure verifiable trial execution. Although we continue to enroll patients in our clinical studies, there is the potential that we may experience significant delays or other material adverse effects from the COVID-19 pandemic with regard to the conduct of our clinical trials and the COVID-19 pandemic could potentially decrease the implementation of protocol required trial activities and the quality of source data verification at clinical trial sites. Additionally, if a clinical trial site is not capable of remote clinical trial capabilities, we may be required to find and engage new clinical trial investigative sites. Any negative impact of the COVID-19 pandemic on patient enrollment or treatment could delay our clinical trial timelines and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, particularly on our current projected timelines. We remain in active dialog with our contract research organizations, or CROs, and clinical sites to minimize the impact of the COVID-19 pandemic to our clinical trials without adversely affecting the safety of patients, the quality of clinical data and overall integrity of our clinical trials. Despite our best efforts, it may prove difficult to continue to treat patients in a timely manner and activation of new sites could be delayed, particularly for our clinical trial sites in areas with high rates of community spread.

We are highly dependent on the success of our lead product candidate, ziftomenib, which is still in clinical development, and we cannot give any assurance that ziftomenib or any of our other product candidates will receive regulatory approval, which is necessary before they can be commercialized.

Our future success is highly dependent on our ability to obtain regulatory approval for, and then successfully commercialize, our lead product candidate, ziftomenib. Our business depends entirely on the successful development and commercialization of our product candidates. We have not completed the development of any product candidates; we currently generate no revenues from sales of any product, and we have not demonstrated that we can successfully develop a marketable product.

We may subsequently learn of certain information or data that the FDA may request, which may necessitate conducting additional preclinical studies or generating additional information at significant cost in terms of both time and expense, including under a clinical hold imposed on an IND. For example, if the FDA does not believe we have sufficiently demonstrated that the selected doses for our investigational products maximize not only the efficacy of the investigational product, but the safety and tolerability as well, our ability to initiate new studies may be delayed. Even if we conducted the additional studies or generated the additional information requested, the FDA could disagree that we have satisfied their requirements, all of which will cause significant delays and expense to our programs.

Our product candidates will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, regulatory approval in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote any product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approvals. Although the scope of regulatory approval is similar in other countries, in some countries there are additional regulatory requirements and potential regulatory risks and we cannot predict success in these jurisdictions.

There is no guarantee that our clinical trials will be completed on time or at all. Prior to receiving approval, if any, to commercialize a product candidate in the United States or internationally, we must demonstrate to the satisfaction of the FDA and other regulatory authorities, that such product candidate is safe and effective for its intended use. The results from preclinical studies and clinical trials can be interpreted in different ways, and the favorable results from previous trials of a product candidate may not be replicated in subsequent clinical trials. Even if we believe the preclinical or clinical data are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. We maintain frequent, ongoing dialogue with the FDA and other regulatory bodies regarding our clinical trial designs, including the patient selection criteria, dosing plan and statistical analysis plans. There is a risk that the FDA or other regulatory agencies could at any time raise objections to the design or conduct of our clinical trials. Any such objections could delay the initiation or completion of our registration-directed clinical trial.

Although we believe there may be potential to pursue a path to accelerated approval for ziftomenib for the treatment of patients with particular subtypes of relapsed or refractory AML, we cannot guarantee that ziftomenib will demonstrate sufficient safety and tolerability and clinical activity in that subtype to support an application for accelerated approval. Even if ziftomenib demonstrates sufficient activity in one patient subtype, such as patients with NPM1-mutant AML, to support an application in that subset, there can be no assurance it will demonstrate sufficient activity to support an application for accelerated approval in other patient subsets. Even if the trial results from ziftomenib demonstrate a compelling clinical benefit, the FDA has substantial discretion in the approval process and may not grant approval based on data generated by us..

If the results of our trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant additional resources to conduct additional trials in support of potential approval of ziftomenib, tipifarnib, KO-2806 or our other product candidates.

We have not previously submitted an NDA to the FDA, or similar product approval filings to comparable foreign authorities, or received marketing approval for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval for any indication. We cannot anticipate whether or when we will seek regulatory review of a product candidate for any other indications. If we do not receive regulatory approvals for and successfully commercialize any of our product candidates on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one of our product candidates, our revenues will be dependent, in part, on our third-party collaborator’s ability to commercialize the companion diagnostic as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the market opportunities for the treatment of NPM1-mutant AML, KMT2A-rearranged AML, PIK3CA-dependent HNSCC and other diseases are not as significant as we estimate, our business and prospects may be harmed.

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

In order to execute on our strategy of advancing the clinical development of our product candidates, we have designed our clinical trials, and expect to design future clinical trials of our product candidates, to include patients who harbor a particular attribute such as a particular genetic alteration, tumor histology or expression level that we believe contribute to or are associated with particular cancer subsets. Our goal in doing this is to enroll patients who have the highest probability of responding to our product candidate and in our Phase 1b and/or proof-of-concept Phase 2 clinical trials, to show early and statistically significant evidence of clinical efficacy. Potential molecular biomarkers we have identified in retrospective analyses of data from clinical trials of ziftomenib or tipifarnib in certain cancer indications may not be prospectively validated as biomarkers of ziftomenib or tipifarnib activity in future clinical trials that we may conduct in these indications. If we are unable to identify molecular or genetic alterations, or biomarkers, that are predictive of response to our product candidates, or we are unable to include patients who harbor the applicable genetic alterations or expression levels in our clinical trials, or if our product candidates fail to work as we expect, our ability to assess the therapeutic effect, seek participation in FDA expedited review and approval programs, including Breakthrough Therapy Designation, Fast Track Designation, Priority Review and Accelerated Approval, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised, resulting in longer development times, larger clinical trials and a reduced likelihood of obtaining regulatory approval.

We may find it difficult to enroll patients in our clinical trials. Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates.

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

Additionally, in estimating the frequency of biomarkers, we rely on data published in the scientific literature as well as our experience and that of our collaborators. The technologies used to identify mutations in published datasets may be different from the technologies we are using currently, which may make it more difficult to compare results across clinical trials or we may experience lower rates of mutation or other alteration frequencies in our clinical trials than provided in the current scientific literature. Moreover, sample quality in academic studies of molecular biomarkers may not reflect standard clinical practice that is focused on pathological diagnosis.

Even if patients carrying specific mutations or other genetic characteristics are identified, the potential clinical benefit of a product candidate may be delayed or reduced due to increased durations in time to disease progression in patients treated with first-line therapies and the number of patients who could benefit from such product candidate may be reduced. Potential trial subjects may also be located at too great a distance to participate at our clinical trial sites. Any delay or failure by us or third-party collaborators to screen patients or identify patients for enrollment in our ongoing clinical trials could delay or prevent us from completing our clinical trials which could prevent us from obtaining regulatory approval or commercializing our product candidates on a timely or profitable basis, or at all.

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

Results from clinical trials conducted at a single clinical site or a small number of clinical sites may not be predictive of results from additional clinical sites or from subsequent clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. For instance, the FDA previously issued a non-approval letter to Janssen for tipifarnib as a treatment for elderly, untreated AML patients in June 2005. It is impossible to predict with certainty if or when any of our product candidates will prove effective or safe in humans or will receive regulatory approval.

We may experience delays in our clinical trials, and we do not know whether ongoing or planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. If the FDA, comparable foreign regulatory authorities or IRBs have comments on our study plans for our clinical trials that we are required to address, such studies may be delayed, or may not start at all. Clinical trials may be delayed, suspended or prematurely terminated at any time by us or by the FDA or other similar regulatory agency if it is determined at any time that patients may be or are being exposed to unacceptable health risks, including risk of death, or if compounds are not manufactured in compliance with cGMP regulations or with acceptable quality. There can be no assurance that the FDA or other similar regulatory agency will not put any of our product candidates on clinical hold in the future. For example, on November 24, 2021, we reported that the FDA had placed the KOMET-001 trial on a partial clinical hold. The partial clinical hold was initiated following our report to the FDA of a Grade 5 serious adverse event potentially associated with DS, a known adverse event related to differentiating agents in the treatment of AML. Patients who were enrolled in the Phase 1b expansion cohorts at the time of the partial clinical hold were permitted to continue to receive ziftomenib, although no additional patients were to be enrolled until the partial clinical hold was lifted. On January 20, 2022, we announced that the FDA had lifted the partial clinical hold on the KOMET-001 trial following agreement on our mitigation strategy for DS, and that the study would resume screening and enrollment of new patients. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

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

We are currently developing our product candidates, and may develop future product candidates, for use in combination with one or more other cancer therapies, such as VENCLEXTA (venetoclax) in the case of ziftomenib and PIQRAY (alpelisib) in the case of tipifarnib, or other drugs, both approved and unapproved. Our ability to develop and ultimately commercialize our current product candidates and any future product candidates used in combination with another drug or biologic will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing venetoclax, alpelisib or other drugs, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

Any observed, drug-related side effects could affect the ability of patients to tolerate potentially therapeutically effective doses of the drug, which in turn could affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. Additionally, if results of our ongoing or planned clinical trials reveal an unacceptable frequency and severity of serious adverse events or side effects, our trials could be suspended or terminated and the FDA or comparable foreign regulatory agencies could require us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Many compounds developed in the biopharmaceutical industry that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of those compounds. Any of these occurrences may significantly harm our business, financial condition and prospects.

Continuous daily dosing of ziftomenib was well tolerated in the Phase 1b portion of our KOMET-001 trial, with no evidence of drug-induced QTc prolongation. The most common treatment-emergent adverse event observed was DS, a known adverse event that is manageable with a mitigation strategy.

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

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. To date, the FDA has frequently required a premarket approval application of companion diagnostics for cancer therapies. We presently anticipate that approved companion diagnostics will be required in order to obtain approval for ziftomenib in NPM1-mutant AML and KMT2A-rearranged AML and for tipifarnib in PIK3CA-dependent HNSCC. We and our third-party collaborators may encounter difficulties in developing, validating and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop, validate or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our product candidates. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

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

In November 2022, we entered into a loan and security agreement, or the Loan Agreement, with several banks and other financial institutions or entities party thereto, or collectively the Lenders, and Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, providing for up to $125.0 million in a series of term loans, or Term Loans. We borrowed $10.0 million upon entering into the Loan Agreement, and may borrow up to an additional $115.0 million under certain circumstances. We may borrow $15.0 million at our sole discretion at any time until September 15, 2023. We may borrow (i) additional tranches of term loans in the amounts of up to $35.0 million and $40.0 million, respectively, which will become available to us upon our satisfaction of certain terms and conditions set forth in the Loan Agreement, and (ii) a final tranche of term loans in the amount of up to $25.0 million, subject to the Lenders’ investment committee approval in its sole discretion. Other than our term loan facility, we do not have any committed external source of funds. While any amounts are outstanding under our term loan facility, we are subject to affirmative and restrictive covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness, transactions with affiliates and a minimum cash covenant, among other customary covenants. If we default under our term loan facility, the Lenders may accelerate our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the Lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The Lenders could accelerate our obligations under the Loan Agreement upon the occurrence of an event of default, which includes, among other things, our failure to satisfy our payment obligations under the Loan Agreement, the breach of certain of our other covenants under the Loan Agreement or the occurrence of a material adverse change, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the Lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

We rely, and expect to continue to rely, on third-party contractors, CROs, clinical data management organizations, independent contractors, medical institutions and clinical investigators to support our preclinical development activities and conduct our clinical trials. These agreements may terminate for a variety of reasons, including a failure to perform by the third parties. If we are required to enter into alternative arrangements, our product development activities could be delayed.

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

Our reliance on third parties to conduct our clinical trials reduces our control over these activities but does not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial. Moreover, the FDA and other regulatory authorities require us to comply with good clinical practice guidelines for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on government-sponsored databases, such as ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

In addition, the ability of these third parties to conduct certain of their operations, including monitoring of clinical sites, as applicable, may be limited by the COVID-19 pandemic, or other actual or threatened public health epidemics or outbreaks, and to the extent that such third parties are unable to fulfil their contractual obligations as a result of such events or government orders in response to such events, we may have limited or no recourse under the terms of our contractual agreements with such third parties. Further, if any of the third parties with whom we engage were to experience shutdowns or other substantial disruptions due to the COVID-19 pandemic, or other actual or threatened public health epidemics or outbreaks, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition.

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

If we are unable to develop formulations of our product candidates with acceptable stability and sterility characteristics, or experience an unexpected delay or loss of supply of any of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues, geopolitical events, the ongoing COVID-19 pandemic or other actual or threatened public health epidemics or outbreaks, or otherwise, our business may be harmed and we may experience delays, disruptions, suspensions or terminations of, or we may be required to restart or repeat, any pending or ongoing clinical trials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, we may be required to manufacture additional supplies of our product candidates to the extent our estimates of the amounts required prove inaccurate, we suffer unexpected losses of product candidate supplies, or to the extent that we are required to have fresh product candidate supplies manufactured to satisfy regulatory requirements or specifications. Any significant delay or discontinuation in the supply of a product candidate, or the raw material components thereof, due to the need to replace a supplier, contract manufacturer or other third-party manufacturer, could considerably harm our business and delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. Any performance failure on the part of our existing or future manufacturers, suppliers or distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after an NDA is submitted to the FDA. We are completely dependent on our contract manufacturing partners for compliance with the FDA’s requirements for manufacture of both the active drug substances and finished drug product for ziftomenib, tipifarnib, KO-2806 and our other product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s regulatory requirements, they will not be able to secure or maintain FDA approval for the manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture our products, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

We and our collaboration partners have been able to continue to supply our clinical products to our patients and currently do not anticipate any interruptions in supply. To the extent our third-party manufacturers and supply chain suppliers are negatively impacted by geopolitical events such as the military action initiated by Russia against Ukraine (and responses by the United States and certain other countries, including significant sanctions and trade actions against Russia), as well as the ongoing COVID-19 pandemic globally and in specific regions, such as China, or other actual or threatened public health epidemics or outbreaks, we may not be able to provide continuous drug supply to our clinical sites and our clinical trials may be delayed or may not be completed which would have a material adverse effect on our business operations and performance.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals in some or all planned regions, we will not be able to commercialize, or may be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

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

The composition of matter patents covering tipifarnib expired in the United States and in countries in Europe in 2016. Our commercial strategy for tipifarnib relies on obtaining method of use and method of treatment patents, including those directed to specific indications and biomarkers, other patents related to tipifarnib, method of treatment patents related to farnesyl transferase inhibitors including tipifarnib, and on non-patent regulatory exclusivity. In the United States, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon FDA approval of an NDA for NCE, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any Section 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that the FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the California Consumer Privacy Act of 2018, or CCPA, imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices, affording California residents certain rights related to their personal data, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents’ personal data rights. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act, or CPRA, went into effect on January 1, 2023, and expands the CCPA. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, and similar laws are being considered in several other states. In addition, data privacy and security laws have been proposed at the federal and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018) impose strict requirements for processing personal data. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Further, the EU GDPR provides for private litigation related to the processing of personal data that can be brought by classes of data subjects or consumer protection organizations authorized at law to represent the data subjects’ interests.

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

In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply. Any such standards could negatively impact our operations by requiring us to change our processes and procedures or otherwise modify how we handle data or produce our products.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. Certain changes to the ACA, such as the removal of the ACA’s individual health insurance mandate by federal tax legislation, a delay in the implementation of certain ACA-mandated fees, and other changes to the ACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” were recently enacted or implemented, and the effect of these changes is unknown. Furthermore, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the IRA into law. The IRA, among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. We cannot predict the ultimate content, timing or effect of healthcare reform legislation or regulation or the impact of potential legislation or regulation on us.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, that due to subsequent legislative amendments, will stay in effect until 2031. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws and other potential legislation may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022 directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business.

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

Risks Related to Our Intellectual Property

If we are unable to, or if we do not, obtain and maintain intellectual property protection for our product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be impaired.

We intend to rely upon a combination of regulatory exclusivity periods, patents, trade secret protection, confidentiality agreements, and license agreements to protect the intellectual property related to our current product candidates and development programs. If the breadth or strength of protection provided by any patents, patent applications or future patents we may own, license, or pursue with respect to any of our current or future product candidates or products is threatened, it could threaten our ability to commercialize any of our current or future product candidates or products. For example, our patent rights may not protect our patent-protected products and product candidates if competitors devise ways of making products that compete with us without legally infringing our patent rights. Further, if we encounter delays in our development efforts, the period of time during which we could market any of our current or future product candidates or products under any patent protection we obtain would be reduced. Given the amount of time required for the development, testing and regulatory review of new product candidates or products, patents protecting such candidates might expire before or shortly after such product candidates or products are commercialized.

Ziftomenib

We have issued patents in the United States covering the composition of matter of ziftomenib and certain structurally related compounds and methods of using the compounds for treating cancers. Although these patents are currently in force, there is no guarantee that a court would agree that any of the patents are valid or enforceable.

We are pursuing additional U.S. and foreign patents for ziftomenib; however, there is no guarantee that any such patents will be granted or that, if granted, would provide protection against third parties.

Patent term extension may be available in the United States to account for regulatory delays in obtaining marketing approval for a product candidate; however, only one patent may be extended per marketed compound. The applicable authorities, including the U.S. PTO and the FDA, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to patents, or may grant more limited extensions than requested. If this occurs, our competitors who obtain the requisite regulatory approval can offer products with the same API as ziftomenib so long as the competitors do not infringe any patents that we may hold. Competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We expect that following expiration of patents and any regulatory exclusivity we are able to obtain for ziftomenib, competitors may manufacture and sell generic versions of ziftomenib, at a lower price, which would reduce ziftomenib’s revenues. In certain jurisdictions, legislation mandates generic substitution for brand name drugs.

Tipifarnib

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

Patents directed to the method of treatment of certain cancers using tipifarnib or a farnesyl transferase inhibitor have been issued to us in a number of jurisdictions, including the United States, Europe, China and Japan. Although these patents are currently in force, there is no guarantee that a court would agree that any of the patents are valid or enforceable. Further, if a competitor were to develop tipifarnib for use in an indication other than that claimed by the patents, we would not be able to prevent them from marketing tipifarnib for such indication in the United States or other jurisdictions based on our currently issued patents. We are pursuing additional U.S. and foreign method of treatment patents for tipifarnib and farnesyl transferase inhibitors, however there is no guarantee that any such patents will be granted or that, if granted, would provide protection against third parties.

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

With respect to the patent portfolio for tipifarnib, which is in-licensed from Janssen, Janssen maintains rights to prosecute and maintain patents and patent applications within the portfolio as well as to assert such patents against infringers within and outside the scope of our license, and to defend such patents against claims of invalidity and unenforceability. Although we have rights to consult with Janssen on actions taken as well as back-up rights of prosecution and enforcement, rights to tipifarnib granted to another licensee, could potentially influence Janssen’s interests in the exercise of its prosecution, maintenance and enforcement rights in a manner that may favor the interests of such other licensee as compared with us.

If we breach any of the agreements under which we license from third parties the commercialization rights to our product candidates, we could lose license rights that are important to our business and our operations could be materially harmed.

We have in-licensed rights to ziftomenib and other compounds in our menin-KMT2A program from the University of Michigan. We have also in-licensed from Janssen use, development and commercialization rights in all indications other than virology, for tipifarnib. Additionally, we have an exclusive worldwide license from Memorial Sloan Kettering Cancer Center to a patent family pertaining to a method of use of tipifarnib. As a result, our current business plans are dependent upon our satisfaction of certain conditions to the maintenance of the University of Michigan license agreement and the Janssen license agreement and the rights we license under such agreements and our other in-license agreements. The University of Michigan license agreement and the Janssen license agreement each provides that we are subject to diligence obligations relating to the commercialization and development of the respective product candidates, milestone payments, royalty payments and other obligations. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of our license agreement with University of Michigan, or Janssen, or any of our other license agreements or license agreements we may enter into on which our business or product candidates are dependent, University of Michigan, or Janssen, or other licensors may have the right to terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain product candidates. The loss of the rights licensed to us under our license agreement with University of Michigan, or Janssen, or our other license agreements or any future license agreement that we may enter granting us rights on which our business or product candidates are dependent, would eliminate our ability to further develop the applicable product candidates and would materially harm our business, prospects, financial condition and results of operations.

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

Patent terms may be inadequate to protect our competitive position on our product candidates for a commercially meaningful length of time.

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

We may not be successful in obtaining or maintaining necessary third-party intellectual property rights for our development pipeline through acquisitions and in-licenses.

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

If we are unable to maintain the confidentiality of our trade secrets or other confidential information, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We seek to protect our confidential proprietary information, in part, by entering into confidentiality and invention or patent assignment agreements with our employees and consultants; however, we cannot be certain that such agreements have been entered into with all relevant parties. Moreover, to the extent we enter into such agreements, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, to third parties, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

Although we do not currently own issued patents or pending patent applications that have been generated through the use of U.S. government funding, our license agreement with the University of Michigan includes intellectual property rights unrelated to ziftomenib that have been generated through the use of U.S. government funding or grants, and we may acquire or license additional intellectual property rights from one or more entities that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the U.S. government exercised its march-in rights in our intellectual property rights generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

We may not be able to protect our intellectual property rights throughout the world.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies, which may directly compete with ziftomenib, tipifarnib, KO-2806 and any other future product candidates. In the case of ziftomenib, one of our clinical-stage competitors has published preliminary clinical data demonstrating that their inhibitor of the menin-KMT2A interaction was able to drive clinical benefit, including objective responses, in relapsed or refractory patients with NPM1-mutated and KMT2A-rearranged AML. That competitor has received Fast Track Designation from the FDA for relapsed or refractory NPM1-mutant or KMT2A-rearranged acute leukemias, orphan drug designation from the FDA and European Commission for AML and Breakthrough Therapy Designation from the FDA for relapsed or refractory KMT2A-rearranged acute leukemia. If any competitor is able to advance their clinical program more quickly than ours, our commercial opportunity for ziftomenib could be reduced.

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

The availability and extent of coverage and reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Further, any companion diagnostic that we or our collaborators develop will be subject to separate coverage and reimbursement determinations by third-party payors.

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

Since early March 2020, we have taken precautionary measures, including increased screening and working remotely, intended to help minimize the risk of COVID-19 to our employees and their families. Further measures may be taken as the COVID-19 outbreak continues. These measures could negatively affect our business. For instance, remote work may disrupt our operations, limit our ability to interact with and effectively manage our third-party manufacturers, CROs or current and planned clinical trial sites. The measures taken now or in the future to contain the COVID-19 pandemic could negatively affect our ability to recruit and engage new employees and contractors necessary to the successful operation of our business.

We currently have a limited number of employees, and are highly dependent on our Chief Executive Officer. Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are a clinical-stage company with a limited operating history, and, as of December 31, 2022, we had 133 full-time employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We expect to expand our development, regulatory, medical affairs and marketing capabilities and potentially implement sales and market access capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

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

If our ESG practices do not meet evolving investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees and our desirability as an investment or business partner could be negatively impacted. Similarly, our failure or perceived failure to adequately pursue or fulfill any goals and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could expose us to additional regulatory, social or other scrutiny of us, the imposition of unexpected costs, or damage to our reputation, which in turn could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common stock to decline.

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

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Any of these threats, particularly during times of international conflict, could materially disrupt our systems, operations and supply chain. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products) or the third-party information technology systems that support us and our services. Remote work poses increased risks to our information technology systems and data, as employees who work from home utilize network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Any of the previously identified or similar threats could cause a security incident or other interruption. An intentional or accidental security incident or other interruption could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standards or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We have not always been able in the past and may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Thus, despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

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

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 through December 31, 2022, were $43.00 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Future sales and issuances of our common stock or rights to purchase or acquire common stock, including pursuant to our equity incentive plans, outstanding stock options, restricted stock units, performance-based restricted stock units, warrants, or otherwise, could result in dilution to the percentage ownership of our stockholders and could cause our stock price to fall.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of December 31, 2022, we had 1,182,227 shares of common stock available for grant under the 2014 Plan, options to purchase up to an aggregate of 8,425,018 shares of common stock outstanding and 768,796 unvested restricted stock units outstanding. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2023, an automatic increase pursuant to the 2014 Plan occurred, resulting in 2,732,559 additional shares available for future grant under the 2014 Plan.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of December 31, 2022, we had 727,433 shares of common stock reserved for future issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2022, the compensation committee of the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in 2023.

In addition, warrants to purchase up to (i) 33,988 shares of our common stock at an exercise price of $3.31 per share and (ii) 26,078 shares of our common stock at an exercise price of $14.38 per share were outstanding as of December 31, 2022.

Any future grants of options, restricted stock units, performance-based restricted stock units, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act, the Coronavirus Aid, Relief, and Economic Security Act and the IRA enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Effective January 1, 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Unless the United States Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our research and development expenses or the provision is deferred, modified, or repealed by Congress, we expect an increase in our net deferred tax assets and an offsetting similarly sized increase in our valuation allowance over these amortization periods. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur and whether we conduct our research and development activities inside or outside the United States.

Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced an ownership change in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the symbol “KURA”.

Holders of Record

As of February 17, 2023, there were approximately 104 holders of record of our common stock, which does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

Not applicable.

Stock Performance Graph and Cumulative Total Return

The graph below shows the cumulative total stockholder return assuming the investment of $100 on December 31, 2017 (and the reinvestment of dividends thereafter), in each of (i) Kura Oncology, Inc.’s common stock, (ii) the Nasdaq Biotechnology Index and (iii) the Nasdaq Composite Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or Indexes.

COMPARISON OF CUMULATIVE TOTAL RETURN FROM 12/31/2017 THROUGH 12/31/2022*

Among Kura Oncology, Inc., the Nasdaq Biotechnology Index and the Nasdaq Composite Index

$250
$200
$150
$100
$50
$0
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
Kura Oncology, Inc.
Nasdaq Biotechnology Index
Nasdaq Composite Index

*$100 invested 12/31/2017 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Kura Oncology, Inc. should be read in conjunction with the financial statements and the notes to those statements appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, assumptions and uncertainties. Important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis include, but are not limited to, those set forth in “Item 1A. Risk Factors” in this Annual Report. All forward-looking statements included in this Annual Report are based on information available to us as of the time we file this Annual Report and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements. For the comparison of the financial results for the fiscal years ended December 31, 2021 and 2020, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 24, 2022.

References to “Kura Oncology, Inc.,” “we,” “us” and “our” refer to Kura Oncology, Inc.

Overview

We are a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates that target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes, and we intend to pair them with molecular or cellular diagnostics to identify those patients most likely to respond to treatment. We are conducting clinical trials of two product candidates, ziftomenib and tipifarnib, and are preparing to initiate a first-in-human study of a third product candidate, KO-2806. We also have additional programs that are at a discovery stage. We own global commercial rights to all of our programs and product candidates. We plan to advance our product candidates through a combination of internal development and strategic partnerships while maintaining significant development and commercial rights.

Ziftomenib. Our first product candidate, ziftomenib, is a potent, selective, reversible and oral small molecule inhibitor that blocks the interaction of two proteins, menin and the protein expressed by the KMT2A gene (formerly referred to as the mixed-lineage leukemia 1 gene).

We received orphan drug designation for ziftomenib for the treatment of AML from the FDA in July 2019. We initiated our menin-KMT2A Phase 1/2 clinical trial of ziftomenib in relapsed or refractory AML which we call KOMET-001, in September 2019. In the Phase 1a dose-escalation portion of the KOMET-001 trial, ziftomenib demonstrated a wide therapeutic window and encouraging monotherapy activity in an all-comer population of 30 patients with relapsed/refractory AML. A total of 53 patients were treated in the Phase 1b portion of the study, which consisted of two randomized expansion cohorts, each comprised of NPM1-mutant and KMT2A-rearranged AML patients. Ziftomenib demonstrated optimal clinical benefit at 600 mg, with a 30% CR rate (6/20) in patients with NPM1-mutant AML.

Continuous daily dosing of ziftomenib was well tolerated and reported adverse events most often were consistent with features of underlying disease. The most common treatment-emergent adverse event observed was DS, a known adverse event related to AML treatments that promote differentiation of AML cells. The frequency of DS was higher in patients with KMT2A-rearranged AML than those with NPM1-mutant AML. Although meaningful clinical benefit was observed in patients with KMT2A rearrangements, symptoms of DS prevented most patients from receiving sufficient therapy to attain response criteria for CR or CRh, and only one patient achieved a CR/CRh.

Based upon the results of the Phase 1b portion of the KOMET-001 study and following a positive Type C meeting with the FDA, we announced that 600 mg has been determined as the RP2D of ziftomenib in NPM1-mutant AML. We have initiated the Phase 2 registration-directed portion of the KOMET-001 trial to further evaluate the safety, tolerability and anti-leukemic activity of ziftomenib in NPM1-mutant AML, and we reported on February 9, 2023 that we dosed our first patients.

In addition to initiating the Phase 2 portion of the KOMET-001 study, we expect to initiate multiple studies of ziftomenib in combination with standards of care and in earlier lines of therapy. The first ziftomenib combination study, which we call KOMET-007, is designed to evaluate ziftomenib in combination with venetoclax and azacytidine in patients with newly diagnosed or relapsed or refractory NPM1-mutant and/or KMT2A-rearranged AML, and ziftomenib in combination with cytarabine and daunorubicin, or 7+3, in patients with newly diagnosed NPM1-mutant and/or KMT2A-rearranged AML. We expect to dose the first patient in KOMET-007 in the first half of 2023.

The second ziftomenib combination study, which we call KOMET-008, is designed to evaluate ziftomenib in combination with gilteritinib in patients with relapsed or refractory NPM1-mutant AML, and ziftomenib in combination with FLAG-IDA or LDAC in patients with relapsed or refractory NPM1-mutant AML and/or KMT2A-rearranged AML. We expect to dose the first patient in KOMET-008 in the second half of 2023.

Tipifarnib. Our second product candidate, tipifarnib, is a potent, selective and orally bioavailable inhibitor of farnesyl transferase that has been previously studied in more than 5,000 cancer patients and demonstrated compelling and durable anti-cancer activity in certain patients with a manageable side effect profile.

In February 2021, tipifarnib was granted Breakthrough Therapy Designation from the FDA for the treatment of patients with recurrent or metastatic HRAS mutant HNSCC with variant allele frequency ≥ 20% after disease progression on platinum-based chemotherapy.

On July 6, 2021, we announced a clinical collaboration with Novartis to evaluate the combination of tipifarnib and alpelisib, a PI3 kinase alpha inhibitor, in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification. In the fourth quarter of 2021, we commenced a Phase 1/2 open-label, biomarker-defined cohort study, which we call the KURRENT-HN trial, to evaluate the safety and tolerability of the combination, determine the recommended dose and schedule for the combination, and assess early antitumor activity of the combination for the treatment of such patients. Under the terms of our collaboration agreement with Novartis, we sponsor the KURRENT-HN trial and supply tipifarnib, and Novartis supplies alpelisib. On December 16, 2021, we announced dose administration for the first patient in the PIK3CA cohort and, in August 2022, we announced dose administration for the first patient in the HRAS overexpression cohort in KURRENT-HN. In an ongoing effort to prioritize those programs with the highest potential to create value for patients, health care providers and shareholders, and because we are seeing promising clinical activity in the PIK3CA cohort, we have elected to prioritize the determination of the OBAD for the PIK3CA cohort and discontinue enrollment in the HRAS overexpression cohort. We expect to determine the OBAD for the PIK3CA cohort in mid-2023.

In November 2022, we announced the initiation of a Phase 1 clinical trial, which we called the KURRENT-LUNG trial, of tipifarnib in combination with osimertinib in treatment-naïve locally advanced or metastatic EGFR mutated NSCLC. As part of our ongoing prioritization efforts, we have decided to close our KURRENT-LUNG trial and discontinue further development of tipifarnib in combination with osimertinib, despite compelling preclinical data.

KO-2806. Our newest product candidate, KO-2806, is a next-generation farnesyl transferase inhibitor which we believe demonstrates improved potency, pharmacokinetic and physicochemical properties relative to earlier FTI drug candidates. In January 2023, we announced the clearance by the FDA of our IND application for KO-2806 for the treatment of advanced solid tumors. We intend to evaluate the safety, tolerability and preliminary antitumor activity of KO-2806 in a Phase 1 first-in-human study as a monotherapy and in combination with other targeted therapies. We expect to initiate this Phase 1 study, which we call the FIT-001 trial, in the third quarter of 2023.

Liquidity Overview

As of December 31, 2022, we had cash, cash equivalents and short-term investments of $438.0 million. In February 2022, we entered into the ATM Facility with SVB Securities LLC, Credit Suisse Securities (USA) LLC and Cantor Fitzgerald & Co., under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

On November 2, 2022, we entered into the Loan Agreement with the Lenders and Hercules providing for up to $125.0 million in a series of Term Loans. We borrowed $10.0 million upon entering into the Loan Agreement, and may borrow up to an additional $115.0 million under certain circumstances. We may borrow $15.0 million at our sole discretion at any time until September 15, 2023. We may borrow (i) additional tranches of term loans in the amounts of up to $35.0 million and $40.0 million, respectively, which will become available to us upon our satisfaction of certain terms and conditions set forth in the Loan Agreement, and (ii) a final tranche of term loans in the amount of up to $25.0 million, subject to the Lenders’ investment committee approval in its sole discretion.

Also, on November 2, 2022, we entered into a securities purchase agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which BMS purchased 1,370,171 shares of our common stock in a registered direct offering, at a purchase price of approximately $18.25 per share, for gross proceeds of approximately $25.0 million.

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

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our pipeline programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of December 31, 2022, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Other Income, Net

Other income, net consists primarily of interest income and interest expense.

Income Taxes

We have incurred net losses and have not recorded any U.S. federal or state income tax benefits for the losses as they have been offset by valuation allowances.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2022 and 2021

The following table sets forth our results of operations for the years presented, in thousands:

	Years Ended December 31,
	2022	2021	Change
Research and development expenses	$92,812	$84,721	$8,091
General and administrative expenses	47,053	46,537	516
Other income, net	4,025	792	3,233

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the years presented, in thousands:

	Years Ended December 31,
	2022	2021	Change
Ziftomenib-related costs	$21,067	$18,794	$2,273
Tipifarnib-related costs	19,991	30,640	(10,649)
Discovery stage programs	7,915	4,344	3,571
Personnel costs and other expenses	33,466	23,489	9,977
Share-based compensation expense	10,373	7,454	2,919
Total research and development expenses	$92,812	$84,721	$8,091

The increase in ziftomenib-related research and development expenses for the year ended December 31, 2022 compared to 2021 was primarily due to increases in costs related to our Phase 1/2 clinical trial of ziftomenib. The decrease in tipifarnib-related research and development expenses for the year ended December 31, 2022 compared to 2021 was primarily due to the closure to further enrollment of our registration-directed trial of tipifarnib. The increase in discovery stage programs for the year ended December 31, 2022 compared to 2021 was primarily due to increased research activities for our preclinical-stage product candidate, KO-2806. The FDA cleared the KO-2806 IND filing in January 2023. The increase in personnel costs and other expenses for the year ended December 31, 2022 compared to 2021 was to support our ongoing clinical trials. Personnel costs and other expenses include employee salaries and related expenses, facilities and overhead expenses. We expect our research and development expenses to increase in future periods as we continue clinical development activities for ziftomenib and tipifarnib.

General and Administrative Expenses. The increase in general and administrative expenses for the year ended December 31, 2022 compared to 2021 was primarily due to increases in personnel costs. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Other income, net. The increase in other income, net for the year ended December 31, 2022 compared to 2021 was primarily due to an increase in interest income.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities.

On November 2, 2022, we entered into the Loan Agreement with the Lenders and Hercules, in its capacity as agent, providing for up to $125.0 million in a series of Term Loans. Under the terms of the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million tranche of Term Loans, or the Tranche 1 Loan, and we may, at our sole discretion, borrow the remaining $15.0 million in respect of the Tranche 1 Loan at any time until September 15, 2023. Thereafter, we may borrow (i) additional tranches of Term Loans in the amounts of up to $35.0 million, or the Tranche 2 Loan, and $40.0 million, or the Tranche 3 Loan, respectively, which will become available to us upon our satisfaction of certain terms and conditions set forth in the Loan Agreement, and (ii) a final tranche of Term Loans in the amount of up to $25.0 million, or the Tranche 4 Loan, subject to the Lenders’ investment committee approval in its sole discretion. All of the Term Loans have a maturity date of November 2, 2027, or the Maturity Date. Repayment of the Term Loans is interest only through (a) initially, November 1, 2024, (b) if we satisfy the Interest Only Milestone 1 Conditions (as defined in the Loan Agreement), May 1, 2025, (c) if we satisfy the Interest Only Milestone 2 Conditions (as defined in the Loan Agreement), November 1, 2025, and (d) if we satisfy the Approval Milestone (as defined in the Loan Agreement), November 1, 2026. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the Maturity Date. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%.

At our option, we may prepay all or any portion of the outstanding Term Loans at any time. Prepayments made on or prior to the third anniversary of the date of the Loan Agreement will be subject to a prepayment fee equal to 1.50% of the principal amount being prepaid. In addition, we paid a $0.1 million facility charge upon closing and will pay additional facility charges in connection with any borrowing of the Tranche 2 Loan, Tranche 3 Loan or Tranche 4 Loan, in each case in the amount of 0.50% of the amount of such tranche of loans. The Loan Agreement also provides for an end of term fee in an amount equal to the greater of approximately (i) $1.5 million (which is 6.05% of the maximum amount of the first tranche of loans) or (ii) 6.05% of the aggregate principal amount of loan advances actually made under the Loan Agreement, which fee is due and payable on the earliest to occur of (i) the Maturity Date, (ii) the date we prepay the outstanding loans in full, and (iii) the date that the secured obligations become due and payable. Our obligations under the Loan Agreement are secured by substantially all of our assets other than our intellectual property, but including proceeds from the sale, licensing or other disposition of our intellectual property. Our intellectual property is subject to negative covenants, which, among other things, prohibit us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property, subject to limited exceptions.

On November 2, 2022, we entered into a securities purchase agreement with BMS pursuant to which BMS purchased 1,370,171 shares of our common stock in a registered direct offering, at a purchase price of approximately $18.25 per share, for gross proceeds of approximately $25.0 million.

In February 2022, we entered into the ATM Facility under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

We have incurred operating losses and negative cash flows from operating activities since inception. As of December 31, 2022, we had an accumulated deficit of $568.8 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of December 31, 2022, we had cash, cash equivalents and short-term investments of $438.0 million. Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses into the fourth quarter of 2025. Our future capital requirements will depend on many factors, including:

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

The following table provides a summary of our net cash flow activities for the years presented, in thousands:

	Years Ended December 31,
	2022	2021	Change
Net cash used in operating activities	$(110,062)	$(104,551)	$(5,511)
Net cash provided by (used in) investing activities	32,627	(126,835)	159,462
Net cash provided by (used in) financing activities	38,565	(3,435)	42,000

Operating Activities. The increase of $5.5 million in net cash used in operating activities for the year ended December 31, 2022 compared to 2021 was primarily due to the increase of $5.4 million in net loss.

Investing Activities. Net cash provided by investing activities for the year ended December 31, 2022 was primarily due to maturities of marketable securities. Net cash used in investing activities for the year ended December 31, 2021 was primarily due to purchases of marketable securities.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2022 primarily related to net proceeds of $24.7 million from the BMS equity investment, proceeds of $4.4 million from the issuance of shares of common stock under our equity plans and net proceeds of $9.4 million from the issuance of long-term debt. Net cash used in financing activities for the year ended December 31, 2021 primarily related to the repayment of all amounts owed under our prior term loan facility with Silicon Valley Bank, including a final payment and prepayment fees, totaling $7.9 million, partially offset by proceeds of $4.4 million from the issuance of shares of common stock under our equity plans.

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations and commitments as of December 31, 2022, in thousands:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases(1)	$5,167	$2,375	$2,792	$—	$—
Long-term debt(2)	10,000	—	3,417	6,583	—
Interest payments on long-term debt(3)	5,026	1,002	1,829	2,195	—
Total	$20,193	$3,377	$8,038	$8,778	$—

______________________

(1)
Future minimum lease payments under our operating leases in San Diego, California and Boston, Massachusetts.
(2)
Principal payments under our term loan facility.
(3)
Interest payments on our term loan facility. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%. As of December 31, 2022, the interest rate on the Term Loans was 9.90%. In addition, an end of term fee will be due in an amount equal to the greater of approximately (i) $1.5 million or (ii) 6.05% of the aggregate principal amount of loan advances actually made, payable on the earliest of the maturity date, acceleration or prepayment of the Term Loans.

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

Recently Adopted Accounting Pronouncements

See Note 2 in the Notes to Financial Statements of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in U.S. Treasury securities, corporate debt securities, commercial paper, money market funds, non-U.S. government debt securities, supranational debt securities and U.S. Agency bonds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on December 31, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2022, 2021 or 2020.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Change in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended December 31, 2022 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Kura Oncology, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Kura Oncology, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kura Oncology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of Kura Oncology, Inc. as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”) and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

February 23, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors” and “Executive Officers” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

We have adopted a written code of ethics for directors, officers, including our principal executive officer and our principal financial and accounting officer, and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at www.kuraoncology.com under the Corporate Governance section of our Investors & Media page. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report. We will promptly disclose on our website (i) the nature of any amendment to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver.

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

3. Exhibits

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Warrant to Purchase Stock by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

4.3	Form of Warrant Agreement issued by the Registrant on November 2, 2022 to certain Lenders.	X

4.4	Amended and Restated Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital, Inc.	X

4.5	Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital IV, L.P.	X

4.6	Description of Registrant’s Common Stock.		10-K (Exhibit 4.3)	2/25/2020	001-37620

10.1+	Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.	X

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.2+	Form of Restricted Stock Purchase Agreement and Restricted Stock Purchase Award Notice under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.		8-K (Exhibit 10.2)	3/12/2015	000-53058

10.3+	Kura Oncology, Inc. 2015 Employee Stock Purchase Plan.		8-K (Exhibit 10.3)	3/12/2015	000-53058

10.4+	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers.		8-K (Exhibit 10.4)	3/12/2015	000-53058

10.5*	License Agreement, dated December 18, 2014, by and between the Registrant and Janssen Pharmaceutica NV.		10-K (Exhibit 10.5)	2/24/2021	001-37620

10.6*

Patent License Agreement, effective as of December 22, 2014, by and between the Registrant and the Regents of the University of Michigan, as amended on March 3, 2015, July 22, 2015, September 29, 2016, February 1, 2017.

			10-K (Exhibit 10.8)	2/24/2021	001-37620

10.7*	Fifth Amendment to Patent License Agreement, effective as of May 24, 2017, by and between the Registrant and the Regents of the University of Michigan.		10-K (Exhibit 10.9)	2/24/2021	001-37620

10.8+	Amended and Restated Executive Employment Agreement, effective as of January 29, 2016, by and between the Registrant and Troy E. Wilson, Ph.D., J.D.		10-K (Exhibit 10.15)	3/17/2016	001-37620

10.9	Amendment No. 1 to License Agreement, dated June 6, 2016, by and between the Registrant and Janssen Pharmaceutica NV.		10-Q (Exhibit 10.3)	8/10/2016	001-37620

10.10**	Sixth Amendment to Patent License Agreement, effective as of August 24, 2017, by and between the Registrant and the Regents of the University of Michigan.		10-K (Exhibit 10.23)	3/12/2018	001-37620

10.11+	Executive Employment Agreement, effective as of August 21, 2018, by and between the Registrant and Marc Grasso, M.D.		10-Q (Exhibit 10.2)	11/5/2018	001-37620

10.12	Sales Agreement, dated February 24, 2022, by and among the Registrant, SVB Securities LLC, Credit Suisse Securities (USA), LLC and Cantor Fitzgerald & Co.		8-K (Exhibit 10.1)	2/24/2022	001-37620

10.13+	First Amendment to Executive Employment Agreement, effective as of August 21, 2018, by and between the Registrant and Marc Grasso, M.D.		10-Q (Exhibit 10.2)	11/5/2019	001-37620

10.14+	Executive Employment Agreement, effective as of August 9, 2019, by and between the Registrant and Kathleen Ford.		10-Q (Exhibit 10.3)	11/5/2019	001-37620

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.15	Office Lease Agreement, dated January 8, 2020, by and between the Registrant and BRE CA Office Owners LLC.		10-Q (Exhibit 10.28)	2/25/2020	001-37620

10.16	Office Lease Agreement, dated March 24, 2020, by and between the Registrant and East Office Operating Limited Partnership.		10-Q (Exhibit 10.5)	5/4/2020	001-37620

10.17	First Amendment to Office Lease Agreement, dated May 2, 2020 by and between the Registrant and BRE CA Office Owner LLC.		10-Q (Exhibit 10.8)	5/4/2020	001-37620

10.18+	Amended and Restated Non-Employee Director Compensation Policy.		10-Q (Exhibit 10.4)	8/6/2020	001-37620

10.19+

Form of International Stock Option Grant Notice, International Stock Option Agreement and International Notice of Exercise under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.

			10-Q (Exhibit 10.1)	11/5/2020	001-37620

10.20	Second Amendment to Office Lease Agreement, dated October 27, 2020 by and between the Registrant and BRE CA Office Owner LLC.		10-Q (Exhibit 10.2)	11/5/2020	001-37620

10.21+	Second Amendment to Executive Employment Agreement, effective as of February 19, 2021, by and between the Registrant and Troy E. Wilson, Ph.D., J.D.		10-K (Exhibit 10.36)	2/24/2021	001-37620

10.22+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.	X

10.23+	Executive Employment Agreement, effective as of January 6, 2020, by and between the Registrant and Kirsten Flowers.		10-Q (Exhibit 10.4)	5/6/2021	001-37620

10.24+	Executive Employment Agreement, effective as of July 22, 2020, by and between the Registrant and Stephen Dale, M.D.		10-Q (Exhibit 10.7)	5/6/2021	001-37620

10.25+	Amendment to Executive Employment Agreement, effective as of February 22, 2021, by and between the Registrant and Stephen Dale, M.D.		10-Q (Exhibit 10.8)	5/6/2021	001-37620

10.26	Lease Agreement, dated May 11, 2021, by and between the Registrant and BP3-SD5 5510 Morehouse Drive LLC.		10-Q (Exhibit 10.1)	8/5/2021	001-37620

10.27+	Form of International Restricted Stock Unit Award Grant Notice and International Restricted Stock Unit Award Agreement under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.		10-K (Exhibit 10.30)	2/24/2022	001-37620

10.28+	Executive Employment Agreement, effective as of October 18, 2021, by and between the Registrant and Teresa Bair.		10-K (Exhibit 10.31)	2/24/2022	001-37620

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.29+	Separation Agreement, effective as of February 4, 2022, by and between the Registrant and Marc Grasso, M.D.		10-K (Exhibit 10.32)	2/24/2022	001-37620

10.30	Securities Purchase Agreement dated as of November 2, 2022 by and between the Registrant and Bristol-Myers Squibb Company.		8-K (Exhibit 10.1)	11/3/2022	001-37620

10.31	Loan and Security Agreement dated as of November 2, 2022 by and between the Registrant and Hercules Capital, Inc.		8-K (Exhibit 10.2)	11/3/2022	001-37620

23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney (see signature page).	X

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

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

Kura Oncology, Inc.

Date: February 23, 2023	By:	/s/ Troy E. Wilson, Ph.D., J.D.
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

Name	Title	Date

/s/ Troy E. Wilson, Ph.D., J.D.	President, Chief Executive Officer and Chairman of the Board of Directors	February 23, 2023
Troy E. Wilson, Ph.D., J.D.	(Principal Executive and Financial Officer)

/s/ Thomas Doyle	Senior Vice President, Finance & Accounting	February 23, 2023
Thomas Doyle	(Principal Accounting Officer)

/s/ Helen Collins, M.D.	Director	February 23, 2023
Helen Collins, M.D.

/s/ Faheem Hasnain	Director	February 23, 2023
Faheem Hasnain

/s/ Thomas Malley	Director	February 23, 2023
Thomas Malley

/s/ Diane Parks	Director	February 23, 2023
Diane Parks

/s/ Carol Schafer	Director	February 23, 2023
Carol Schafer

/s/ Steven H. Stein, M.D.	Director	February 23, 2023
Steven H. Stein, M.D.

/s/ Mary Szela	Director	February 23, 2023
Mary Szela

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Kura Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kura Oncology, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

Clinical Trial Research and Development Expenses and Accruals

Description of the Matter

During 2022, the Company incurred $92.8 million for research and development expense and as of December 31, 2022, the Company accrued $2.4 million for clinical trial research and developed expenses. As described in Note 2 of the financial statements, the Company records accruals for estimated costs of research and development activities that include contract services for clinical trials. Clinical trial activities are accrued and expensed based on estimates of the period in which services and efforts are expended by contract research organizations (“CROs”) and other third parties. Estimates are determined by reviewing cost information provided by CROs and other third party vendors, contractual arrangements with CROs and the scope of work to be performed.

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

To test the completeness of the Company’s accrued third-party clinical trial research and development expenses, among other procedures, we obtained supporting evidence of the research and development activities performed for significant clinical trials. We inspected supporting evidence of clinical trial and project status meetings with internal personnel and third-party service providers to corroborate the status of significant research and development activities. We performed inquiries with clinical project managers to corroborate the status of significant research and development activities. To verify the appropriate measurement of accrued research and development costs, we compared the costs for a sample of transactions against the related invoices and contracts, confirmed amounts incurred to-date with third-party service providers, and performed lookback analyses. We also examined a sample of subsequent payments to evaluate the completeness of the accrued third-party clinical trial research and development expenses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Diego, California

February 23, 2023

KURA ONCOLOGY, INC.

BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$51,802	$90,672
Short-term investments	386,183	427,288
Prepaid expenses and other current assets	8,441	4,329
Total current assets	446,426	522,289
Property and equipment, net	2,540	2,673
Restricted cash	210	210
Operating lease right-of-use assets	3,842	5,573
Other long-term assets	3,288	3,306
Total assets	$456,306	$534,051

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$21,739	$20,192
Current operating lease liabilities	2,318	2,263
Total current liabilities	24,057	22,455
Long-term debt, net	9,158	—
Long-term operating lease liabilities	2,548	4,612
Other long-term liabilities	265	375
Total liabilities	36,028	27,442
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 68,314 and 66,572 shares issued and outstanding as of December 31, 2022 and 2021, respectively	7	7
Additional paid-in capital	997,111	941,359
Accumulated other comprehensive loss	(8,032)	(1,789)
Accumulated deficit	(568,808)	(432,968)
Total stockholders’ equity	420,278	506,609
Total liabilities and stockholders’ equity	$456,306	$534,051

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Operating Expenses:
Research and development	$92,812	$84,721	$60,397
General and administrative	47,053	46,537	31,502
Total operating expenses	139,865	131,258	91,899
Other Income (Expense):
Interest and other income, net	4,254	1,206	2,852
Interest expense	(229)	(414)	(578)
Total other income	4,025	792	2,274
Net Loss	$(135,840)	$(130,466)	$(89,625)

Net loss per share, basic and diluted	$(2.03)	$(1.97)	$(1.69)
Weighted average number of shares used in computing net loss per share, basic and diluted	66,990	66,352	53,077

Comprehensive Loss:
Net loss	$(135,840)	$(130,466)	$(89,625)
Other comprehensive loss:
Unrealized loss on marketable securities and foreign currency	(6,243)	(1,835)	(285)
Comprehensive loss	$(142,083)	$(132,301)	$(89,910)

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2019	45,384	$5	$431,322	$331	$(212,877)	$218,781
Issuance of common stock, net of offering costs	19,792	2	458,976	—	—	458,978
Share-based compensation expense	—	—	12,807	—	—	12,807
Issuance of common stock under equity plans	1,018	—	10,249	—	—	10,249
Other comprehensive loss	—	—	—	(285)	—	(285)
Net loss	—	—	—	—	(89,625)	(89,625)
Balance as of December 31, 2020	66,194	7	913,354	46	(302,502)	610,905
Share-based compensation expense	—	—	23,579	—	—	23,579
Issuance of common stock under equity plans	378	—	4,426	—	—	4,426
Other comprehensive loss	—	—	—	(1,835)	—	(1,835)
Net loss	—	—	—	—	(130,466)	(130,466)
Balance as of December 31, 2021	66,572	7	941,359	(1,789)	(432,968)	506,609
Issuance of common stock, net of offering costs	1,370	—	24,721	—	—	24,721
Share-based compensation expense	—	—	26,318	—	—	26,318
Issuance of common stock under equity plans	372	—	4,419	—	—	4,419
Issuance of warrants in connection with debt facility	—	—	294	—	—	294
Other comprehensive loss	—	—	—	(6,243)	—	(6,243)
Net loss	—	—	—	—	(135,840)	(135,840)
Balance as of December 31, 2022	68,314	$7	$997,111	$(8,032)	$(568,808)	$420,278

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2022	2021	2020
Operating Activities
Net loss	$(135,840)	$(130,466)	$(89,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	26,318	23,579	12,807
Amortization of premium and accretion of discounts on marketable securities, net	1,610	4,391	410
Depreciation expense	759	558	194
Non-cash interest expense	73	399	—
Loss from extinguishment of debt	—	212	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,935)	(357)	(711)
Operating lease right-of-use and other long-term assets	571	(329)	1,205
Accounts payable and accrued expenses	(802)	(2,518)	5,677
Other long-term liabilities	184	(20)	213
Net cash used in operating activities	(110,062)	(104,551)	(69,830)

Investing Activities
Maturities of marketable securities	303,908	319,969	223,198
Purchases of marketable securities	(270,655)	(445,657)	(320,963)
Purchases of property and equipment	(626)	(1,147)	(2,171)
Net cash provided by (used in) investing activities	32,627	(126,835)	(99,936)

Financing Activities
Proceeds from issuances of common stock, net	24,721	—	459,335
Proceeds from issuance of stock under equity plans	4,419	4,426	10,249
Proceeds from long-term debt	10,000	—	—
Payment of fees related to issuance of long-term debt	(575)	—	—
Repayment of long-term debt	—	(7,250)	(250)
Payment of fees related to extinguishment of debt	—	(611)	—
Net cash provided by (used in) financing activities	38,565	(3,435)	469,334
Net (decrease) increase in cash, cash equivalents and restricted cash	(38,870)	(234,821)	299,568
Cash, cash equivalents and restricted cash at beginning of period	90,882	325,703	26,135
Cash, cash equivalents and restricted cash at end of period	$52,012	$90,882	$325,703
Supplemental disclosure of cash flow information:
Interest paid	$73	$784	$419
Supplemental non-cash disclosures:
Warrants issued in connection with debt facility	$294	$—	$—

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

Restricted Cash

Under the terms of an office lease entered into in March 2020, we are required to maintain a standby letter of credit during the term of the lease. As of December 31, 2022, restricted cash of $0.2 million was pledged as collateral for the letter of credit.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheets that sum to the total of the amounts shown on the statements of cash flows, in thousands:

	December 31,
	2022	2021	2020
Cash and cash equivalents	$51,802	$90,672	$325,493
Restricted cash	210	210	210
Total	$52,012	$90,882	$325,703

Short-Term Investments

Short-term investments are marketable securities with maturities greater than three months from date of purchase that are specifically identified to fund current operations. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. The cost of short-term investments is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in interest income. Dividend and interest income is recognized as interest income on the statements of operations and comprehensive loss when earned. Short-term investments are classified as available-for-sale securities and carried at fair value with unrealized gains and non-credit related losses recorded in other comprehensive loss and included as a separate component of stockholders’ equity. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis and included in interest and other income, net on the statements of operations and comprehensive loss.

Allowance for Credit Losses

For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive loss on the statements of operations and comprehensive loss.

We elected the practical expedient to exclude the applicable accrued interest from both the fair value and amortized costs basis of our available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable on available-for-sale securities is recorded in prepaid expenses and other current assets on our balance sheets. Our accounting policy is to not measure an allowance for credit loss for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which we consider to be in the period in which we determine the accrued interest will not be collected by us.

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

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Computer software and equipment are depreciated over their estimated useful lives of three to five years. Laboratory equipment is depreciated over its estimated useful life of five years. Furniture and fixtures are depreciated over their estimated useful lives of five years. Leasehold improvements are depreciated over the lesser of the term of the related lease or the useful life of the asset.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. For the years ended December 31, 2022, 2021 and 2020, there were no impairments of the value of long-lived assets.

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

Research and Development Expenses

Research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred when these expenditures have no alternative future uses. We are obligated to make upfront payments upon execution of certain research and development agreements. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred. Such amounts are recognized as expense as the related goods are delivered or the related services are performed or such time when we do not expect the goods to be delivered or services to be performed. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise, and therefore have no separate economic value, are expensed as research and development costs at the time such costs are incurred. As of December 31, 2022, we had no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

Clinical Trial Costs and Accruals

A significant portion of our clinical trial costs relate to contracts with contract research organizations, or CROs. The financial terms of our CRO contracts may result in payment flows that do not match the periods over which materials or services are provided to us under such contracts. Our objective is to reflect the appropriate clinical trial expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. As part of the process of preparing our financial statements, we rely on cost information provided by our CROs concerning monthly expenses as well as reimbursement for pass through costs. We are also required to estimate certain of our expenses resulting from our obligations under our CRO contracts. Accordingly, our clinical trial expense accrual is dependent upon the timely and accurate reporting of CROs and other third-party vendors. If the contracted amounts are modified, for instance, as a result of changes in the clinical trial protocol or scope of work to be performed, we modify our accruals accordingly on a prospective basis. Revisions in the scope of a contract are charged to expense in the period in which the facts that give rise to the revision become reasonably certain. Historically, we have had no material changes in clinical trial expense that had a material impact on our results of operations or financial position.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during the period from transactions and other events and non-owner sources. For the periods presented, accumulated other comprehensive loss consisted of unrealized gains and losses on marketable securities and foreign currency.

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period determined using the treasury-stock method. As we have reported net loss for the years ended December 31, 2022, 2021 and 2020, dilutive net loss per common share is the same as basic net loss per common share for those periods. Common stock equivalents outstanding are comprised of stock options, restricted stock units, warrants and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Common stock equivalents outstanding as of December 31, 2022, 2021 and 2020 totaling approximately 9,266,000, 7,156,000 and 5,059,000, respectively, were excluded from the computation of dilutive weighted-average shares outstanding because their effect would be anti-dilutive.

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

3. Investments

We invest in available-for-sale securities consisting of U.S. Treasury securities, corporate debt securities, commercial paper, money market funds, non-U.S. government debt securities, supranational debt securities and U.S. Agency bonds. Available-for-sale securities are classified as either cash and cash equivalents or short-term investments on the balance sheets.

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		December 31, 2022
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	1 or less	$37,878	$—	$—	$37,878
U.S. Agency bonds	1 or less	9,956	—	—	9,956
Total cash equivalents		47,834	—	—	47,834

Short-term investments:
U.S. Treasury securities	2 or less	183,051	16	(3,018)	180,049
Corporate debt securities	2 or less	115,763	—	(3,931)	111,832
Commercial paper	1 or less	52,941	—	—	52,941
Non-U.S. government and supranational debt securities	2 or less	26,268	—	(950)	25,318
U.S. Agency bonds	1 or less	16,192	11	(160)	16,043
Total short-term investments		394,215	27	(8,059)	386,183
Total		$442,049	$27	$(8,059)	$434,017

		December 31, 2021
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	1 or less	$79,895	$—	$—	$79,895

Short-term investments:
U.S. Treasury securities	3 or less	135,452	—	(619)	134,833
Corporate debt securities	3 or less	208,064	—	(892)	207,172
Commercial paper	1 or less	53,439	—	—	53,439
Non-U.S. government and supranational debt securities	3 or less	23,122	—	(214)	22,908
U.S. Agency bonds	2 or less	8,994	—	(58)	8,936
Total short-term investments		429,071	—	(1,783)	427,288
Total		$508,966	$—	$(1,783)	$507,183

Short-term investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of December 31, 2022 and 2021, short-term investments of $274.3 million and $246.9 million, respectively, had maturities less than one year, and short-term investments of $111.9 million and $180.4 million, respectively, had maturities between one to three years. Realized gains and losses were de minimis for the years ended December 31, 2022, 2021 and 2020.

As of December 31, 2022 and 2021, 34 available-for-sale securities with a fair market value of $290.0 million and 36 available-for-sale securities with a fair market value of $373.9 million, respectively, were in gross unrealized loss positions, $172.4 million and none of which were in a continuous unrealized loss position for greater than 12 months, respectively. We do not intend to sell these available-for-sale securities, and it is not more likely than not that we will be required to sell these securities prior to recovery of their amortized cost basis. Based on our review of these available-for-sale securities, the unrealized losses as of December 31, 2022 were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. We have no allowance for credit losses as of December 31, 2022 and 2021. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss.

Accrued interest receivable on available-for-sale securities were $0.9 million and $1.4 million as of December 31, 2022 and 2021, respectively. We have not written off any accrued interest receivables for the years ended December 31, 2022, 2021 and 2020.

4. Fair Value Measurements

As of December 31, 2022 and 2021, we had cash equivalents and short-term investments measured at fair value on a recurring basis.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	December 31, 2022
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$37,878	$37,878	$—
U.S. Agency bonds	9,956	—	9,956
Total cash equivalents	47,834	37,878	9,956

Short-term investments:
U.S. Treasury securities	180,049	180,049	—
Corporate debt securities	111,832	—	111,832
Commercial paper	52,941	—	52,941
Non-U.S. government and supranational debt securities	25,318	—	25,318
U.S. Agency bonds	16,043	—	16,043
Total short-term investments	386,183	180,049	206,134
Total	$434,017	$217,927	$216,090

	December 31, 2021
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$79,895	$79,895	$—

Short-term investments:
U.S. Treasury securities	134,833	134,833	—
Corporate debt securities	207,172	—	207,172
Commercial paper	53,439	—	53,439
Non-U.S. government and supranational debt securities	22,908	—	22,908
U.S. Agency bonds	8,936	—	8,936
Total short-term investments	427,288	134,833	292,455
Total	$507,183	$214,728	$292,455

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

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	December 31,
	2022	2021
Laboratory and computer equipment	$1,568	$953
Leasehold improvements	1,543	1,532
Furniture and fixtures	1,032	1,032
Property and equipment, gross	4,143	3,517
Less: accumulated depreciation	(1,603)	(844)
Property and equipment, net	$2,540	$2,673

Depreciation expense was $0.8 million, $0.6 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Accounts payable and accrued expenses consisted of the following, in thousands:

	December 31,
	2022	2021
Accounts payable	$1,533	$3,236
Accrued clinical trial research and development expenses	2,440	2,619
Accrued other research and development expenses	5,030	5,341
Accrued compensation and benefits	10,300	7,923
Other accrued expenses	2,436	1,073
Total accounts payable and accrued expenses	$21,739	$20,192

6. Long-Term Debt

On November 2, 2022, we entered into a loan and security agreement, or Loan Agreement, with several banks and other financial institutions or entities party thereto, or collectively Lenders, and Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, or in such capacity, Agent. Under the terms of the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million tranche of term loans, or the Tranche 1 Loan, and we may, at our sole discretion, borrow the remaining $15.0 million in respect of the Tranche 1 Loan at any time until September 15, 2023. Thereafter, we may borrow (i) additional tranches of term loans in the amounts of up to $35.0 million, or the Tranche 2 Loan, and $40.0 million, or the Tranche 3 Loan, respectively, which will become available to us upon our satisfaction of certain terms and conditions set forth in the Loan Agreement, and (ii) a final tranche of term loans in the amount of up to $25.0 million, or the Tranche 4 Loan, subject to the Lenders’ investment committee approval in its sole discretion. All of the Term Loans have a maturity date of November 2, 2027, or the Maturity Date. Repayment of the Term Loans is interest only through (a) initially, November 1, 2024, (b) if we satisfy the Interest Only Milestone 1 Conditions (as defined in the Loan Agreement), May 1, 2025, (c) if we satisfy the Interest Only Milestone 2 Conditions (as defined in the Loan Agreement), November 1, 2025, and (d) if we satisfy the Approval Milestone (as defined in the Loan Agreement), November 1, 2026. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the Maturity Date. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%. As of December 31, 2022, the interest rate on the Term Loans was 9.90%.

At our option, we may prepay all or any portion of the outstanding Term Loans at any time. Prepayments made on or prior to the third anniversary of the date of the Loan Agreement will be subject to a prepayment fee equal to 1.50% of the principal amount being prepaid. In addition, we paid a $0.1 million facility charge upon closing and will pay additional facility charges in connection with any borrowing of the Tranche 2 Loan, Tranche 3 Loan or Tranche 4 Loan, in each case in the amount of 0.50% of the amount of such tranche of loans. The Loan Agreement also provides for an end of term fee in an amount equal to the greater of approximately (i) $1.5 million (which is 6.05% of the maximum amount of the first tranche of loans) or (ii) 6.05% of the aggregate principal amount of loan advances actually made under the Loan Agreement, which fee is due and payable on the earliest to occur of (i) the Maturity Date, (ii) the date we prepay the outstanding loans in full, and (iii) the date that the secured obligations become due and payable. Our obligations under the Loan Agreement are secured by substantially all of our assets other than our intellectual property, but including proceeds from the sale, licensing or other disposition of our intellectual property. As part of the Loan Agreement, we are subject to certain negative covenants, which, among other things, prohibit us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property, subject to limited exceptions.

The Loan Agreement also contains a minimum cash covenant, commencing on June 1, 2024, requiring us to hold cash in the United States and subject to a first-priority perfected security interest in favor of the Lenders in an amount greater than or equal to (x) 55.0% of the outstanding loan obligations if we have not received FDA approval for ziftomenib, or (y) 35.0% of the outstanding loan obligations if we have received FDA approval for ziftomenib, provided that neither (x) nor (y) will apply at any time our market capitalization is equal to or greater than $1,250.0 million. Additionally, the Loan Agreement contains minimum cash requirements in the event of (i) any Corporate Collaborations (as defined in the Loan Agreement) or (ii) any cash payment in respect of permitted convertible debt subject to the satisfaction of the Redemption Conditions (as defined in the Loan Agreement).

In addition, the Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. The Loan Agreement also contains events of default that are customary for financings of this type relating to, among other things, payment defaults, breach of covenants, material adverse effects, breach of representations and warranties, cross-default to material indebtedness, bankruptcy-related defaults, judgment defaults, breach of the financial covenants described above, and the occurrence of certain change of control events. Following an event of default and any applicable cure period, a default interest rate equal to the then-applicable interest rate plus 5.0% may be applied to the outstanding principal balance, and the Lenders will have the right upon notice to terminate any undrawn commitments and may accelerate all amounts outstanding under the Loan Agreement, in addition to other remedies available to them as our secured creditors. We were in compliance with all covenants of the Loan Agreement as of December 31, 2022.

In addition, in connection with the entry into the Loan Agreement, we issued warrants to certain of the Lenders, or collectively, the Warrants, to purchase up to 26,078 shares of our common stock at an exercise price of $14.38 per share, or the Warrant Shares. The Warrants may be exercised through the earlier of (i) the seventh anniversary of November 2, 2022 and (ii) the consummation of certain acquisition transactions involving us, as set forth in the Warrants. The number of Warrant Shares for which the Warrants are exercisable and the associated exercise price are subject to certain customary proportional adjustments for fundamental events, including stock splits and reverse stock splits, as set forth in the Warrants. If we make additional draws on the Tranche 2 Loan, Tranche 3 Loan or Tranche 4 Loan, upon the funding of such additional tranches, the Warrants shall become exercisable for an additional aggregate number of shares of our common stock equal to 1.50% of each drawn amount divided by the exercise price of $14.38 per share.

The initial tranche 1 borrowing of $10.0 million and the warrants issued upon closing to purchase 26,078 shares of our common stock are accounted for as freestanding debt and equity financial instruments, respectively, as they are legally detachable and separately exercisable. The additional borrowings available under the Tranche 1 Loan, Tranche 2 Loan, Tranche 3 Loan and Tranche 4 Loan plus the additional warrants to purchase shares of our common stock, which would be issued concurrently, are accounted for as a single freestanding financial instrument that are not assets or obligations of ours; this financial instrument meets the loan commitment derivative scope exception and will be accounted for when and if we borrow additional tranches in the future.

In connection with the Loan Agreement, we recognized the initial 26,078 issued warrants at their relative fair value of approximately $0.3 million, and we incurred debt issuance costs of $0.6 million, which were recorded as debt discounts. The fair value of the warrants, debt issuance costs and end of term fee are being amortized and accreted into interest expense using the effective interest rate method over the term of the loan.

The following table summarizes maturities of principal obligation payments under the term loan facility as of December 31, 2022, in thousands:

Years Ending December 31,
2024	$464
2025	2,953
2026	3,263
2027	3,320
Total principal outstanding	10,000
Less: unamortized discounts	(842)
Long-term debt, net	$9,158

In November 2018, we entered into a loan and security agreement with Silicon Valley Bank, or the SVB Loan Agreement, providing for up to $20.0 million in a series of term loans. Upon entering into the SVB Loan Agreement, we borrowed $7.5 million, or the SVB Term Loan. The SVB Term Loan had a scheduled maturity date of May 1, 2023. In May 2021, we paid $6.6 million to repay all amounts owed under the SVB Term Loan, which included a final payment of $0.6 million, representing 7.75% of the SVB Term Loan which was being accrued through interest expense using the effective interest method, and a prepayment fee of $30,000. In accordance with ASC 470-50, Debt Modifications and Extinguishments, we accounted for the transaction as an extinguishment of debt. Accordingly, we recorded a loss of approximately $0.2 million, which is included in interest expense on the statements of operations and comprehensive loss for the year ended December 31, 2021.

7. License Agreements

The University of Michigan License Agreement

In December 2014, we entered into a license agreement with the Regents of the University of Michigan, or the University of Michigan, which was amended in March 2015, July 2015, September 2016, February 2017, May 2017 and August 2017, under which we received certain license rights for a non-refundable upfront license, annual maintenance fees and payments upon achievement of certain development and sales-based milestones. The licensed asset consists of several compounds, including our development candidate ziftomenib. All future development, regulatory and commercial work on the asset will be completed fully and at our sole expense. The University of Michigan retains the right to use the asset for non-commercial research, internal and/or educational purposes, with the right to grant the same limited rights to other non-profit research institutions.

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

Future Milestone Payments under License Agreements

Collectively, all of our license agreements provide for specified development, regulatory and sales-based milestone payments up to a total of $80.2 million payable upon occurrence of each stated event, of which $0.5 million relates to the initiation of certain development activities, $28.9 million relates to the achievement of specified regulatory approvals for the first indication and up to $50.8 million relates to the achievement of specified levels of product sales. Additional payments will be due for each subsequent indication if specified regulatory approvals are achieved. As of December 31, 2022, we have paid milestone payments totaling $0.2 million under the above-mentioned license agreements. Furthermore, if all the programs are successfully commercialized, we will be required to pay tiered royalties on annual net product sales ranging from the low single digits to the low teens, depending on the volume of sales and the respective agreement.

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

Maturities of our lease liabilities as of December 31, 2022 are as follows, in thousands:

Year Ending December 31,
2023	$2,375
2024	1,863
2025	929
Total lease payments	5,167
Less: imputed interest	(301)
Total operating lease liabilities	$4,866

As of December 31, 2022 and 2021, the weighted-average discount rate was 5.5% for both periods, and the weighted-average remaining lease term was 2.3 years and 3.3 years, respectively.

Total cash paid for amounts included in the measurement of operating lease liabilities, net of tenant improvement reimbursements, was $2.3 million, $2.1 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Operating lease ROU assets obtained in exchange for operating lease liabilities were zero, $1.0 million and $7.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Total operating lease expense was approximately $2.0 million, $2.0 million and $1.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. We had also entered into short-term operating leases that expired in 2020. Total rent expense for the years ended December 31, 2022, 2021 and 2020 was approximately $2.0 million in each year.

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

9. Stockholders’ Equity

In November 2022, we entered into a securities purchase agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which BMS purchased an aggregate of 1,370,171 shares of our common stock at a purchase price of approximately $18.25 per share, for gross proceeds of approximately $25.0 million.

In November 2022, in connection with the Loan Agreement, we issued warrants to certain of the Lenders to purchase up to 26,078 shares of our common stock at an exercise price of $14.38 per share, which are outstanding as of December 31, 2022.

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

In connection with the loan and security agreement with Oxford Finance LLC and Silicon Valley Bank in 2016, we issued a warrant to Oxford Finance LLC to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share, which remains outstanding as of December 31, 2022.

10. Share-Based Compensation

Equity Incentive Plan

In March 2015, our board of directors adopted our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, which provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation to our employees, consultants and members of our board of directors. The number of shares of our common stock available for future grant under the 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In September 2022, our board of directors approved the amendment of our 2014 Plan, subject to approval by our stockholders at the 2023 Annual Meeting of Stockholders, to, among other things, increase the aggregate number of shares of our common stock that may be issued pursuant to stock awards by 1,459,800 shares. On January 1, 2023, an automatic increase pursuant to the 2014 Plan occurred, resulting in 2,732,559 additional shares of common stock available for future grants under the 2014 Plan. We issue shares of common stock upon the exercise of options and vesting of restricted stock unit awards with the source of those shares of common stock being newly issued shares. As of December 31, 2022, 17,545,127 shares of common stock had been reserved for issuance, and 1,182,227 shares of common stock were available for grant under the 2014 Plan.

Employee Stock Purchase Plan

In March 2015, our board of directors adopted the 2015 Employee Stock Purchase Plan, or ESPP. The ESPP permits eligible employees to purchase our common stock at a discount through payroll deductions during defined six-month offering periods. Eligible employees may elect to withhold up to 15% of their base earnings to purchase shares of our common stock at a price equal to 85% of the fair market value on the first day of the offering period or the purchase date, whichever is lower. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares of common stock, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2022, the compensation committee of our board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in 2023. As of December 31, 2022, we have issued 176,992 shares of common stock, and 727,433 shares of common stock are reserved for future issuance under the ESPP. Share-based compensation expense related to the ESPP for the years ended December 31, 2022, 2021 and 2020 was $0.3 million, $0.3 million and $0.2 million, respectively.

Stock Options and Restricted Stock Unit Awards

Stock Options

The exercise price of all stock options granted was equal to the fair market value of such stock on the date of grant. Stock options generally vest over a four-year period. The maximum contractual term for all stock options is ten years. The following is a summary of stock option activity for the year ended December 31, 2022, in thousands (except per share and years data):

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	6,951	$20.08
Granted	2,904	$14.51
Exercised	(265)	$14.16
Canceled	(1,165)	$21.69
Outstanding as of December 31, 2022	8,425	$18.12	7.6	$3,082
Vested and expected to vest as of December 31, 2022	8,425	$18.12	7.6	$3,082
Exercisable as of December 31, 2022	4,412	$17.84	6.7	$2,860

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock as of December 31, 2022 of $12.41 per share and the exercise price of stock options that had strike prices below the closing price.

The following summarizes certain information regarding stock options, in thousands (except per share data):

	Years Ended December 31,
	2022	2021	2020
Cash received from options exercised	$3,756	$3,809	$9,766
Intrinsic value of options exercised	$701	$3,475	$13,348
Weighted-average grant date fair value per share	$8.90	$17.84	$10.15

As of December 31, 2022, unrecognized estimated compensation expense related to stock options was $44.7 million, which is expected to be recognized over the weighted-average remaining requisite service period of approximately 2.5 years.

Restricted Stock Unit Awards

Restricted stock unit awards, or RSUs, are share awards that, upon vesting, will deliver to the holder shares of our common stock. We began issuing RSUs in 2021. The RSUs generally vest annually over four years.

The following is a summary of RSU activity for the year ended December 31, 2022, in thousands (except per share and years data):

	Number of RSUs	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Period (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	161	$32.80
Granted	746	$13.70
Released	(40)	$32.80
Canceled	(99)	$17.68
Outstanding as of December 31, 2022	768	$16.20	1.4	$9,541
Expected to vest as of December 31, 2022	768	$16.20	1.4	$9,541

As of December 31, 2022, unrecognized estimated compensation expense related to RSUs was $9.8 million, which is expected to be recognized over the weighted-average remaining requisite service period of approximately 2.4 years.

Share-Based Compensation Expense

Total share-based compensation expense included on the statements of operations and comprehensive loss was comprised of the following, in thousands:

	Years Ended December 31,
	2022	2021	2020
Research and development	$10,373	$7,454	$3,960
General and administrative	15,945	16,125	8,847
Total share-based compensation expense	$26,318	$23,579	$12,807

We estimated the fair value of stock options and ESPP stock purchase rights using the Black-Scholes model based on the date of grant with the following assumptions:

	Options			ESPP
	Years Ended December 31,			Years Ended December 31,
	2022	2021	2020	2022	2021	2020
Expected term (in years)	5.45 — 6.57	5.50 — 6.08	5.50 — 6.08	0.50	0.50	0.50
Expected volatility	67.1% — 71.9%	72.0% — 74.6%	74.4% — 76.1%	61.0% — 75.8%	44.8% — 61.8%	55.3% — 91.9%
Risk-free interest rate	1.6% — 4.2%	0.6% — 1.3%	0.4% — 2.0%	1.6%— 4.6%	0.0%— 0.1%	0.1% — 0.9%
Expected dividend yield	—	—	—	—	—	—

Expected term. The expected term of stock options represents the period that the stock options are expected to remain outstanding. Beginning in 2022, we determined our expected term assumption using our own historical exercise experience. In prior years, due to our limited historical exercise behavior, we determined the expected term assumption using the simplified method. The expected term of the ESPP stock purchase rights is six months, which represents the length of each purchase period.

Expected volatility. Beginning in 2022, expected volatility for stock options was calculated based on our historical volatility. In prior years, due to our limited trading history, expected volatility was based, in part, on our historical volatility and the historical volatility of comparable publicly-traded companies. Expected volatility for the ESPP stock purchase rights is based on our historical volatility.

Risk-free interest rate. The risk-free interest rates are based on the U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

Expected dividend yield. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future.

11. Related Party Transactions

Our president and chief executive officer is also the sole managing member and a significant stockholder of Araxes Pharma LLC, or Araxes. The following is a summary of related party transactions for the years ended December 31, 2022, 2021 and 2020:

•
Facility Sublease

We subleased office space in San Diego, California from Araxes between June 2017 and June 2020. The monthly rent expense was between $16,000 to $24,000 per month during the sublease term. Rent expense, including operating costs, related to the sublease for the year ended December 31, 2020 was approximately $0.2 million.

•
Management Fees

We have a management services agreement with Araxes pursuant to which Araxes pays us monthly fees for management services calculated based on costs incurred by us in the provision of services to Araxes, plus a reasonable mark-up. For the years ended December 31, 2022, 2021 and 2020, we recorded management fee income of approximately $0.1 million each year, which is included in interest and other income, net on the statements of operations and comprehensive loss. In addition, the agreement allows for Araxes to reimburse us an amount equal to the number of full-time equivalents, or FTE, performing research and development services for Araxes, plus actual expenses as reasonably incurred. For the years ended December 31, 2022, 2021 and 2020, we did not record any reimbursements for research and development expenses provided to Araxes.

•
Services Agreements

We have a services agreement with Wellspring Biosciences, Inc., or Wellspring, a wholly-owned subsidiary of Araxes, pursuant to which we pay Wellspring for research and development services provided to us in an amount equal to the number of FTE’s performing the services, at an annual FTE rate of $400,000, plus actual expenses as reasonably incurred. For the years ended December 31, 2022 and 2021, we did not recognize any expense under this service agreement. For the year ended December 31, 2020, we recognized approximately $0.1 million from research and development services provided to us under this agreement as research and development expense on the statements of operations and comprehensive loss.

We had a services agreement with ALG Partners, Inc., or ALG Partners, a recruiting and temporary staffing agency. Our chief operating officer is an immediate family member of the president of ALG Partners. There were no related party expenses with ALG Partners for the years ended December 31, 2022 and 2021. For the year ended December 31, 2020, expenses recognized as related party transactions with ALG Partners were approximately $0.1 million.

12. Employee Benefit Plan

We have a defined contribution 401(k) plan for all employees. Under the terms of the plan, employees may make voluntary contributions as a percentage or defined amount of compensation. We provided a safe harbor contribution of 4.0% of the employee’s compensation in 2022 and 2021 and 3.0% in 2020 and prior years, not to exceed eligible limits. For the years ended December 31, 2022, 2021 and 2020, we incurred approximately $1.2 million, $1.0 million and $0.6 million, respectively, in expenses related to the safe harbor contribution.

13. Income Taxes

For the years ended December 31, 2022, 2021 and 2020, we did not record a provision for income taxes due to a full valuation against our deferred taxes.

Our effective income tax rate differs from the statutory federal rate of 21% for the years ended December 31, 2022, 2021 and 2020, due to the following, in thousands:

	Years Ended December 31,
	2022	2021	2020
Income taxes at statutory federal rate	$(28,526)	$(27,398)	$(18,821)
State income tax, net of federal benefit	(9,721)	(9,758)	(7,684)
Research and development tax credits	(6,970)	(5,850)	(3,169)
Share-based compensation	3,998	2,819	(304)
Other	(69)	(496)	(120)
Valuation allowance	41,288	40,683	30,098
Income tax expense	$—	$—	$—

Significant components of our deferred tax assets and liabilities are shown below, in thousands:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$125,986	$111,238
Research and development tax credit carryforwards	20,876	13,794
Section 174 capitalization	16,684	—
Share-based compensation	6,599	4,842
Accruals	2,713	2,096
Other comprehensive income	2,360	526
Operating lease liabilities	1,430	2,021
Other	1,018	562
Total gross deferred tax assets	177,666	135,079
Less: valuation allowance	(176,328)	(133,206)
Net deferred tax assets	1,338	1,873
Deferred tax liabilities:
Operating lease right-of-use assets	(1,129)	(1,638)
Other	(209)	(235)
Total gross deferred tax liabilities	(1,338)	(1,873)
Net deferred tax assets	$—	$—

As of December 31, 2022, we had federal net operating loss, or NOL, carryforwards of $412.6 million, of which $337.2 million can be carried forward indefinitely. The remaining federal net operating loss carryforwards of $75.4 million will begin to expire in 2034, unless previously utilized. In addition, as of December 31, 2022, we had state loss carryforwards of $572.0 million which will begin to expire in 2030, unless previously utilized. We also have federal and state research and development credit carryforwards of $22.6 million and $5.4 million, respectively, as of December 31, 2022. The federal research and development credits will begin to expire in 2034, unless previously utilized. Of the state research and development credits, $3.0 million will carryforward indefinitely and approximately $2.4 million will begin to expire in 2031, unless previously utilized.

We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our tax years since inception are subject to examination by the federal and state jurisdictions due to the carryforward of unutilized net operating losses and research and development credits. We have not been, nor are we currently, under examination by the federal or any state tax authority.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Based on the weight of the evidence, including our limited existence and losses since inception, management has determined that it is more likely than not that the deferred tax assets will not be realized and therefore has recorded a full valuation allowance against the deferred taxes. The valuation allowance increased by $43.1 million from December 31, 2021.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, or IRC, annual use of our NOL or research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We previously completed a study to assess whether an ownership change, as defined by IRC Section 382, had occurred from our formation through March 31, 2016. Based upon this study, we determined that an ownership change occurred but concluded the annual utilization limitation would be sufficient to utilize our pre-ownership change NOLs and research and development credits prior to expiration. We completed additional studies and concluded no further ownership changes occurred through December 31, 2021. We are currently in the process of completing a study for 2022, however, we do not expect any material limitations to the utilization of NOLs or research and development credits. Future ownership changes may limit our ability to utilize remaining tax attributes. Any carryforwards that will expire prior to utilization as a result of such additional limitations will be removed from deferred tax assets, with a corresponding reduction of the valuation allowance.

In accordance with authoritative guidance, the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table summarizes the activity related to our unrecognized tax benefits, in thousands:

	December 31,
	2022	2021	2020
Gross unrecognized tax benefits at the beginning of the year	$4,402	$2,978	$1,741
Increases related to prior year tax positions	67	—	—
Increases from tax positions taken in the current year	2,016	1,424	1,237
Gross unrecognized tax benefits at the end of the year	$6,485	$4,402	$2,978

Our practice is to recognize interest and penalties related to income tax matters in income tax expense. There was no accrued interest or penalties included on the balance sheets as of December 31, 2022 and 2021, and we have not recognized interest and penalties on the statements of operations and comprehensive loss for the years ended December 31, 2022, 2021 or 2020.

We do not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.