Form 10-Q
period 2023-03-31
Kura Oncology, Inc.
filed 2023-05-10
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of the close of business on May 4, 2023, the registrant had 68,438,576 shares of Common Stock, $0.0001 par value, outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,059	$51,802
Short-term investments	378,841	386,183
Prepaid expenses and other current assets	10,550	8,441
Total current assets	416,450	446,426
Property and equipment, net	2,370	2,540
Restricted cash	210	210
Operating lease right-of-use assets	3,391	3,842
Other long-term assets	3,554	3,288
Total assets	$425,975	$456,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$16,901	$21,739
Current operating lease liabilities	2,332	2,318
Total current liabilities	19,233	24,057
Long-term debt, net	9,200	9,158
Long-term operating lease liabilities	2,008	2,548
Other long-term liabilities	351	265
Total liabilities	30,792	36,028
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 68,439 and 68,314 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	1,003,949	997,111
Accumulated other comprehensive loss	(5,896)	(8,032)
Accumulated deficit	(602,877)	(568,808)
Total stockholders’ equity	395,183	420,278
Total liabilities and stockholders’ equity	$425,975	$456,306

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating Expenses:
Research and development	$25,192	$20,913
General and administrative	11,374	11,869
Total operating expenses	36,566	32,782
Other Income (Expense):
Interest and other income, net	2,861	329
Interest expense	(364)	—
Total other income, net	2,497	329
Net Loss	$(34,069)	$(32,453)

Net loss per share, basic and diluted	$(0.50)	$(0.49)
Weighted average number of shares used in computing net loss per share, basic and diluted	68,403	66,607

Comprehensive Loss:
Net loss	$(34,069)	$(32,453)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities and foreign currency	2,136	(4,859)
Comprehensive Loss	$(31,933)	$(37,312)

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	68,314	$7	$997,111	$(8,032)	$(568,808)	$420,278
Share-based compensation expense	—	—	6,838	—	—	6,838
Issuance of common stock under equity plans	125	—	—	—	—	—
Other comprehensive income	—	—	—	2,136	—	2,136
Net loss	—	—	—	—	(34,069)	(34,069)
Balance at March 31, 2023	68,439	$7	$1,003,949	$(5,896)	$(602,877)	$395,183

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	66,572	$7	$941,359	$(1,789)	$(432,968)	$506,609
Share-based compensation expense	—	—	6,650	—	—	6,650
Issuance of common stock under equity plans	64	—	303	—	—	303
Other comprehensive loss	—	—	—	(4,859)	—	(4,859)
Net loss	—	—	—	—	(32,453)	(32,453)
Balance at March 31, 2022	66,636	$7	$948,312	$(6,648)	$(465,421)	$476,250

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating Activities
Net loss	$(34,069)	$(32,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	6,838	6,650
Amortization of premium and accretion of discounts on marketable securities, net	(1,687)	1,100
Depreciation expense	206	177
Non-cash interest expense	115	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,109)	(2,630)
Operating lease right-of-use and other long-term assets	185	105
Accounts payable and accrued expenses	(5,364)	(5,251)
Other long-term liabilities	13	121
Net cash used in operating activities	(35,872)	(32,181)

Investing Activities
Maturities of marketable securities	85,000	26,487
Purchases of marketable securities	(73,835)	(51,400)
Purchases of property and equipment	(36)	(49)
Net cash provided by (used in) investing activities	11,129	(24,962)

Financing Activities
Proceeds from issuance of stock under equity plans	—	303
Net cash provided by financing activities	—	303
Net decrease in cash, cash equivalents and restricted cash	(24,743)	(56,840)
Cash, cash equivalents and restricted cash at beginning of period	52,012	90,882
Cash, cash equivalents and restricted cash at end of period	$27,269	$34,042

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

References in these Notes to Unaudited Condensed Financial Statements to the “Company,” “we,” “our” or “us,” refer to Kura Oncology, Inc.

Basis of Presentation

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on February 23, 2023, from which we derived our balance sheet as of December 31, 2022. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

2. Summary of Significant Accounting Policies

Restricted Cash

Under the terms of an office lease entered into in March 2020, we are required to maintain a standby letter of credit during the term of the lease. As of March 31, 2023, restricted cash of $0.2 million was pledged as collateral for the letter of credit.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed balance sheets that sum to the total of the amounts shown in the unaudited condensed statements of cash flows, in thousands:

	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
Cash and cash equivalents	$27,059	$51,802	$33,832	$90,672
Restricted cash	210	210	210	210
Total	$27,269	$52,012	$34,042	$90,882

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

Employee Retention Credit

Under the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, we were eligible to claim the employee retention credit, which is a refundable tax credit against certain employment taxes. For the three months ended March 31, 2023, we recognized $2.8 million of employee retention credits related to wages paid to our employees from July 2020 through September 2021 within operating expenses as a reduction to personnel costs in the unaudited condensed statements of operations and comprehensive loss. We filed for the credit with the Internal Revenue Service in the first quarter of 2023. As of March 31, 2023, an employee retention credit receivable of $2.8 million was included within prepaid expenses and other current assets in the unaudited condensed balance sheets and we expect to receive such credit in the form of a cash payment during the second half of 2023.

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period determined using the treasury-stock method. As we have reported net loss for the three months ended March 31, 2023 and 2022, dilutive net loss per common share is the same as basic net loss per common share for those periods. Common stock equivalents outstanding are comprised of stock options, restricted stock units, warrants and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Common stock equivalents outstanding at March 31, 2023 and 2022 totaling approximately 11,284,000 and 9,501,000, respectively, were excluded from the computation of dilutive weighted-average shares outstanding because their effect would be anti-dilutive.

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

3. Investments

We invest in available-for-sale securities consisting of money market funds, U.S. Treasury securities, corporate debt securities, commercial paper, U.S. Agency bonds and non-U.S. government and supranational debt securities. Available-for-sale securities are classified as either cash and cash equivalents or short-term investments on our unaudited condensed balance sheets.

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		March 31, 2023
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$26,719	$—	$—	$26,719

Short-term investments:
U.S. Treasury securities	2 or less	166,018	25	(2,224)	163,819
Corporate debt securities	2 or less	106,668	20	(2,989)	103,699
Commercial paper	1 or less	63,003	—	—	63,003
U.S. Agency bonds	1 or less	30,790	63	(69)	30,784
Non-U.S. government and supranational debt securities	2 or less	18,258	—	(722)	17,536
Total short-term investments		384,737	108	(6,004)	378,841
Total		$411,456	$108	$(6,004)	$405,560

		December 31, 2022
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$37,878	$—	$—	$37,878
U.S. Agency bonds	1 or less	9,956	—	—	9,956
Total cash equivalents		47,834	—	—	47,834

Short-term investments:
U.S. Treasury securities	2 or less	183,051	16	(3,018)	180,049
Corporate debt securities	2 or less	115,763	—	(3,931)	111,832
Commercial paper	1 or less	52,941	—	—	52,941
U.S. Agency bonds	1 or less	16,192	11	(160)	16,043
Non-U.S. government and supranational debt securities	2 or less	26,268	—	(950)	25,318
Total short-term investments		394,215	27	(8,059)	386,183
Total		$442,049	$27	$(8,059)	$434,017

Short-term investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of March 31, 2023 and December 31, 2022, short-term investments of $268.3 million and $274.3 million, respectively, had maturities less than one year, and short-term investments of $110.5 million and $111.9 million, respectively, had maturities between one to two years. We had no realized gains or losses for the three months ended March 31, 2023 and 2022.

As of March 31, 2023, 26 available-for-sale securities with a fair market value of $227.7 million were in gross unrealized loss positions, $152.7 million of which were in a continuous unrealized loss position for greater than 12 months. We do not intend to sell these available-for-sale securities, and it is not more likely than not that we will be required to sell these securities prior to recovery of their amortized cost basis. Based on our review of these available-for-sale securities, the unrealized losses at March 31, 2023 were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. We have no allowance for credit losses as of March 31, 2023 and December 31, 2022. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss.

Accrued interest receivable on available-for-sale securities was $0.9 million as of March 31, 2023 and December 31, 2022. We have not written off any accrued interest receivables for the three months ended March 31, 2023 and 2022.

4. Fair Value Measurements

As of March 31, 2023 and December 31, 2022, we had cash equivalents and short-term investments measured at fair value on a recurring basis.

Available-for-sale securities consist of U.S. Treasury securities, which are measured at fair value using Level 1 inputs, and corporate debt securities, commercial paper, U.S. Agency bonds and non-U.S. government and supranational debt securities which are measured at fair value using Level 2 inputs. We determine the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. We validate the fair values of Level 2 financial instruments by comparing these fair values to a third-party pricing source.

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	March 31, 2023
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$26,719	$26,719	$—

Short-term investments:
U.S. Treasury securities	163,819	163,819	—
Corporate debt securities	103,699	—	103,699
Commercial paper	63,003	—	63,003
U.S. Agency bonds	30,784	—	30,784
Non-U.S. government and supranational debt securities	17,536	—	17,536
Total short-term investments	378,841	163,819	215,022
Total	$405,560	$190,538	$215,022

	December 31, 2022
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$37,878	$37,878	$—
U.S. Agency bonds	9,956	—	9,956
Total cash equivalents	47,834	37,878	9,956

Short-term investments:
U.S. Treasury securities	180,049	180,049	—
Corporate debt securities	111,832	—	111,832
Commercial paper	52,941	—	52,941
U.S. Agency bonds	16,043	—	16,043
Non-U.S. government and supranational debt securities	25,318	—	25,318
Total short-term investments	386,183	180,049	206,134
Total	$434,017	$217,927	$216,090

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy.

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	March 31, 2023	December 31, 2022
Laboratory and computer equipment	$1,568	$1,568
Leasehold improvements	1,543	1,543
Furniture and fixtures	1,068	1,032
Property and equipment, gross	4,179	4,143
Less: accumulated depreciation	(1,809)	(1,603)
Property and equipment, net	$2,370	$2,540

Accounts payable and accrued expenses consisted of the following, in thousands:

	March 31, 2023	December 31, 2022
Accounts payable	$3,291	$1,533
Accrued clinical trial research and development expenses	1,576	2,440
Accrued other research and development expenses	5,084	5,030
Accrued compensation and benefits	5,073	10,300
Other accrued expenses	1,877	2,436
Total accounts payable and accrued expenses	$16,901	$21,739

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

Maturities of lease liabilities as of March 31, 2023 are as follows, in thousands:

Year Ending December 31,
2023 (remaining)	$1,789
2024	1,863
2025	929
Total lease payments	4,581
Less: imputed interest	(241)
Total operating lease liabilities	$4,340

As of March 31, 2023 and December 31, 2022, the weighted-average discount rate was 5.5% for both periods, and the weighted-average remaining lease term was 2.1 years and 2.3 years, respectively. Total cash paid for amounts included in the measurement of operating lease liabilities was $0.6 million for both the three months ended March 31, 2023 and 2022. There were no operating lease ROU assets obtained in exchange for operating lease liabilities for the three months ended March 31, 2023 and 2022. Total operating lease expense for the three months ended March 31, 2023 and 2022 was approximately $0.5 million in both periods.

7. Share-Based Compensation

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended
	March 31,
	2023	2022
Research and development	$3,073	$2,456
General and administrative	3,765	4,194
Total share-based compensation expense	$6,838	$6,650

As of March 31, 2023, unrecognized estimated compensation expense related to stock options and restricted stock units was approximately $49.6 million and $14.3 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.8 years for both stock options and restricted stock units.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and notes thereto as of and for the fiscal year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission, or SEC, on February 23, 2023.

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

Ziftomenib. Our first product candidate, ziftomenib, is a potent, selective, reversible and oral small molecule inhibitor that blocks the interaction of two proteins, menin and the protein expressed by the Lysine K-specific Methyl Transferase 2A gene, or KMT2A gene (formerly referred to as the mixed-lineage leukemia 1 gene).

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

Ziftomenib demonstrated optimal clinical benefit at 600 mg in the Phase 1b portion of the KOMET-001 trial. As of a January 31, 2023 data cutoff, 30% (6/20) of the patients with NPM1-mutant AML treated at the 600 mg dose had achieved a complete remission, or CR, with full count recovery. The median duration of response, or DoR, was 8.2 months with a median follow-up of approximately 8 months; four patients were still ongoing as of the data cutoff. We expect to present updated data from the Phase 1 portion of the KOMET-001 trial as of an early April 2023 cutoff at the European Hematology Association Congress in June 2023.

Continuous daily dosing of ziftomenib was well tolerated and reported adverse events most often were consistent with features of underlying disease. The most common treatment-emergent adverse event observed was differentiation syndrome, or DS, a known adverse event related to AML treatments that promote differentiation of AML cells. The frequency of DS was higher in patients with KMT2A-rearranged AML than those with NPM1-mutant AML. Although meaningful clinical benefit was observed in patients with KMT2A rearrangements, symptoms of DS prevented most KMT2A patients from receiving sufficient therapy to attain response criteria for CR or CR with partial hematologic recovery, or CRh, and only one patient achieved a CR/CRh.

Based upon the results of the Phase 1b portion of the KOMET-001 study and following a positive Type C meeting with the FDA, we announced that 600 mg has been determined as the recommended Phase 2 dose, or RP2D, of ziftomenib in NPM1-mutant AML. We have initiated the Phase 2 registration-directed portion of the KOMET-001 trial to further evaluate the safety, tolerability and anti-leukemic activity of ziftomenib in NPM1-mutant AML, and we reported on February 9, 2023 that we dosed our first patients. To date, site activation and patient enrollment in the Phase 2 study have outperformed projections. The study is expected to enroll a total of 85 patients at 62 sites in the U.S. and Europe. The primary endpoint is CR or CRh, and key secondary endpoints include DoR, transfusion independence, safety and tolerability.

In addition to initiating the Phase 2 portion of the KOMET-001 study, we expect to initiate multiple studies of ziftomenib in combination with standards of care and in earlier lines of therapy. We intend to establish ziftomenib as a foundational therapy that can be combined safely with various commonly used regimens, and will prioritize those combinations that represent the largest patient benefit, unmet medical need and potential commercial value. The first ziftomenib combination study, which we call KOMET-007, is designed to evaluate ziftomenib in combination with venetoclax and azacitidine in patients with newly diagnosed or relapsed or refractory NPM1-mutant or KMT2A-rearranged AML, and ziftomenib in combination with cytarabine and daunorubicin, or 7+3, in patients with newly diagnosed NPM1-mutant or KMT2A-rearranged AML. We expect to dose the first patient in KOMET-007 in the first half of 2023.

The second ziftomenib combination study, which we call KOMET-008, is designed to evaluate ziftomenib in combination with gilteritinib in patients with relapsed or refractory NPM1-mutant AML, and ziftomenib in combination with fludarabine, cytarabine, granulocyte-colony stimulating factor, or G-CSF, and idarubicin, or FLAG-IDA, or low-dose cytarabine, or LDAC, in patients with relapsed or refractory NPM1-mutant AML or KMT2A-rearranged AML. We expect to dose the first patient in KOMET-008 in the second half of 2023.

Tipifarnib. Our second product candidate, tipifarnib, is a potent, selective and orally bioavailable inhibitor of farnesyl transferase that has been previously studied in more than 5,000 cancer patients and demonstrated compelling and durable anti-cancer activity in certain patients with a manageable side effect profile.

In February 2021, tipifarnib was granted Breakthrough Therapy Designation from the FDA for the treatment of patients with recurrent or metastatic HRAS mutant head and neck squamous cell carcinoma, or HNSCC, with variant allele frequency ≥ 20% after disease progression on platinum-based chemotherapy.

On July 6, 2021, we announced a clinical collaboration with Novartis Pharma AG, or Novartis, to evaluate the combination of tipifarnib and alpelisib, a PI3 kinase alpha inhibitor, in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification. In the fourth quarter of 2021, we commenced a Phase 1/2 open-label, biomarker-defined cohort study, which we call the KURRENT-HN trial, to evaluate the safety and tolerability of the combination, determine the recommended dose and schedule for the combination, and assess early antitumor activity of the combination for the treatment of such patients. Under the terms of our collaboration agreement with Novartis, we sponsor the KURRENT-HN trial and supply tipifarnib, and Novartis supplies alpelisib. On December 16, 2021, we announced dose administration for the first patient in the PIK3CA cohort and, in August 2022, we announced dose administration for the first patient in the HRAS overexpression cohort in KURRENT-HN. In an ongoing effort to prioritize those programs with the highest potential to create value for patients, health care providers and stockholders, and because we are seeing promising clinical activity in the PIK3CA cohort, we have elected to prioritize the determination of the optimal biologically active dose, or OBAD, for the PIK3CA cohort and discontinue enrollment in the HRAS overexpression cohort. We expect to determine the OBAD for the PIK3CA cohort in mid-2023.

KO-2806. Our newest product candidate, KO-2806, is a next-generation farnesyl transferase inhibitor, or FTI, which we believe demonstrates improved potency, pharmacokinetic and physicochemical properties relative to earlier FTI drug candidates. In January 2023, we announced the clearance by the FDA of our investigational new drug, or IND, application for KO-2806 for the treatment of advanced solid tumors. We intend to evaluate the safety, tolerability and preliminary antitumor activity of KO-2806 in a Phase 1 first-in-human study as a monotherapy and in combination with other targeted therapies. We expect to initiate this Phase 1 study, which we call the FIT-001 trial, in the second half of 2023.

In April 2023, we presented preclinical data at the American Association for Cancer Research Annual Meeting highlighting the potential use of FTIs in combination with two distinct classes of targeted therapies. The first of two posters revealed robust synergy between tipifarnib and the standard-of-care antiangiogenic tyrosine kinase inhibitor axitinib in cell- and patient-derived xenograft models of clear cell renal cell carcinoma. The second poster reported regression of multiple models of KRAS inhibitor-resistant non-small cell lung cancer by addition of tipifarnib to adagrasib or sotorasib therapy. We believe these data support the potential to use FTIs as combination agents to prevent or delay emergence of resistance to certain classes of targeted therapies.

Liquidity Overview

As of March 31, 2023, we had cash, cash equivalents and short-term investments of $405.9 million. In February 2022, we entered into a new Common Stock Sales Agreement with SVB Securities LLC, Credit Suisse Securities (USA) LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

On November 2, 2022, we entered into a loan and security agreement, or the Loan Agreement, with several banks and other financial institutions or entities party thereto, or collectively the Lenders, and Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, providing for up to $125.0 million in a series of term loans, or Term Loans. We borrowed $10.0 million upon entering into the Loan Agreement, and may borrow up to an additional $115.0 million under certain circumstances. We may borrow $15.0 million at our sole discretion at any time until September 15, 2023. We may borrow (i) additional tranches of term loans in the amounts of up to $35.0 million and $40.0 million, respectively, which will become available to us upon our satisfaction of certain terms and conditions set forth in the Loan Agreement, and (ii) a final tranche of term loans in the amount of up to $25.0 million, subject to the Lenders’ investment committee approval in its sole discretion.

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

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our pipeline programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of March 31, 2023, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Results of Operations

The following table sets forth our results of operations for the periods presented, in thousands:

	Three Months Ended
	March 31,
	2023	2022	Change
Research and development expenses	$25,192	$20,913	$4,279
General and administrative expenses	11,374	11,869	(495)
Other income, net	2,497	329	2,168

Comparison of the Three Months Ended March 31, 2023 and 2022

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended
	March 31,
	2023	2022	Change
Ziftomenib-related costs	$5,833	$4,085	$1,748
Tipifarnib-related costs	4,390	4,861	(471)
KO-2806-related costs	2,829	791	2,038
Discovery stage programs	927	554	373
Personnel costs and other expenses	8,140	8,166	(26)
Share-based compensation expense	3,073	2,456	617
Total research and development expenses	$25,192	$20,913	$4,279

The increase in ziftomenib-related research and development expenses for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to increases in costs related to our registration-directed Phase 1/2 clinical trial of ziftomenib. The decrease in tipifarnib-related research and development expenses for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to the closure to further enrollment of our registration-directed trial of tipifarnib. The increase in KO-2806-related research and development expenses for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to increased costs related to our upcoming Phase 1 clinical trial which we expect to initiate in the second half of 2023. The increase in discovery stage program research and development expenses for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to increased research activities for our preclinical-stage product candidates. Personnel costs and other expenses include employee salaries and related expenses, facilities expenses and overhead expenses. We expect our research and development expenses to increase in future periods as we continue clinical development activities for ziftomenib, tipifarnib and KO-2806.

Other income, net. The increase in other income, net for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to an increase in interest income.

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

We have incurred operating losses and negative cash flows from operating activities since inception. As of March 31, 2023, we had an accumulated deficit of $602.9 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, for reasons including, but not limited to, potential worsening global economic conditions, disruptions to, and volatility in, financial markets in the United States and worldwide, including those resulting from the COVID-19 pandemic, bank failures, actual or perceived changes in interest rates and economic inflation, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of March 31, 2023, we had cash, cash equivalents and short-term investments of $405.9 million. Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses into the fourth quarter of 2025. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, collaborations, strategic partnerships or licensing arrangements. Other than our term loan facility, we do not have any committed external source of funds. Additional capital may not be available on reasonable terms, if at all. Subject to limited exceptions, our term loan facility also prohibits us from incurring indebtedness without the prior written consent of the Lenders. To the extent that we raise additional capital through the sale of stock or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, for reasons including, but not limited to, potential worsening global economic conditions, disruptions to, and volatility in, financial markets in the United States and worldwide, including those resulting from the COVID-19 pandemic, bank failures, actual or perceived changes in interest rates and economic inflation, we may be unable to carry out our business plan. As a result, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our product candidates even if we would otherwise prefer to develop and commercialize such product candidates ourselves, and our business, financial condition and results of operations would be materially adversely affected.

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Three Months Ended
	March 31,
	2023	2022	Change
Net cash used in operating activities	$(35,872)	$(32,181)	$(3,691)
Net cash provided by (used in) investing activities	11,129	(24,962)	36,091
Net cash provided by financing activities	—	303	(303)

Operating Activities. The increase in net cash used in operating activities for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to increases of $1.6 million in net loss and $2.8 million in non-cash net accretion of discount on marketable securities.

Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2023 was primarily due to maturities of marketable securities. Net cash used in investing activities for the three months ended March 31, 2022 was primarily due to purchases of marketable securities.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2022 related to proceeds of $0.3 million from the issuance of shares of common stock under our equity incentive plan.

Contractual Obligations and Commitments

We have borrowed $10.0 million on a Term Loan that requires us to make principal and interest payments. The Term Loan is subject to variable changes in the per annum interest rate, which is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%. In addition, an end of term fee will be due in an amount equal to the greater of approximately (i) $1.5 million or (ii) 6.05% of the aggregate principal amount of loan advances actually made, payable on the earliest of the maturity date, acceleration or prepayment of the Term Loans.

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

Our in-license agreements are cancelable by us with written notice within 180 days or less. We may be required to pay up to approximately $79.9 million in milestone payments, plus sales royalties, in the event that regulatory and commercial milestones under the in-license agreements are achieved.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Management Estimates,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in money market funds, corporate debt securities, U.S. Treasury securities, commercial paper, non-U.S. government debt securities, supranational debt securities and U.S. Agency bonds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the unaudited condensed statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on March 31, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

We are also subject to interest expense fluctuations through our Term Loans, which as of March 31, 2023 bear interest at a rate equal to the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65% and are therefore exposed to changes in interest rates through their maturity date in November 2027.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We anticipate that our current product candidates and any future product candidates may be used in combination with third-party drugs or biologics, some of which may still be in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.
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

Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the information included or incorporated by reference in this Quarterly Report and in our other public filings, you should carefully consider the risks described below in evaluating our company. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.

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

We anticipate that our current product candidates and any future product candidates may be used in combination with third-party drugs or biologics, some of which may still be in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.*

We are currently developing our product candidates, and may develop future product candidates, for use in combination with one or more other cancer therapies, such as venetoclax, azacitidine, cytarabine, daunorubicin, gilteritinib, fludarabine, G-CSF, idarubicin and LDAC in the case of ziftomenib and alpelisib in the case of tipifarnib, or other drugs, both approved and unapproved. Our ability to develop and ultimately commercialize our current product candidates and any future product candidates used in combination with another drug or biologic will depend on our ability, or the ability of third-party clinical trial sites on which we rely, to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that we, or third-party clinical trial sites on which we rely, will be able to secure a steady supply of such drugs or biologics on commercially reasonable terms or at all.

Any failure by us, or by third-party clinical trial sites on which we rely, to secure a steady supply of such drugs or biologics may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

In the event that any future collaborator or supplier cannot continue to supply their products on commercially reasonable terms, we would need to identify alternatives for accessing such products. Additionally, should the supply of products from any future collaborator or supplier be interrupted, delayed or otherwise be unavailable, our clinical trials may be delayed. In the event we are unable to source an alternative supply or are unable to do so on commercially reasonable terms, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

In addition, to the extent a third-party clinical trial site on which we rely sources a combination therapy itself and does not submit the costs of such therapy to government programs or patients’ insurance, the costs of such therapy may be passed on to us, which could harm our business, financial condition, results of operations, stock price and prospects.

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

The COVID-19 pandemic, bank failures, actual or perceived changes in interest rates and economic inflation have caused volatility in the global financial markets and threatened a slowdown in the global economy, which may have a material adverse effect on our ability to raise additional capital on attractive terms or at all.

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

We will need to obtain substantial additional capital in connection with our continuing operations. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish certain rights to our technologies or product candidates.*

Until such time, if ever, as we can generate sufficient product revenues to fund our operations, we will need to raise additional capital in connection with our continuing operations. We expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic partnerships or licensing arrangements. Additional capital may not be available on reasonable terms, if at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of our stockholders as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. As a result of the COVID-19 pandemic, bank failures, actual or perceived changes in interest rates and economic inflation, the global financial markets have experienced volatility and uncertainty. There can be no assurance that further volatility and uncertainty in the financial markets and declining confidence in economic conditions will not occur. If financial markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

In February 2022, we entered into the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our current financial condition and projected business operations.*

Events involving limitations to liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or concerns or rumors about any events of these kinds or other similar risks, have in the past led and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation, or FDIC, was appointed as receiver. Subsequently, the FDIC announced that all deposits with SVB are fully insured. Similarly, on March 12, 2023, Signature Bank Corp. and Silvergate Capital Corp. were each placed into receivership and on May 1, 2023, First Republic Bank was placed into receivership. We regularly maintain cash balances at third-party financial institutions in excess of the FDIC standard insurance limit, with balances concentrated at a small number of financial institutions. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, or with which we do business, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis. In addition, if any of our partners or parties with whom we conduct business are unable to access funds due to the status of their financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all.

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

If we are unable to develop formulations of our product candidates with acceptable stability and sterility characteristics, or experience an unexpected delay or loss of supply of any of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues, geopolitical events, the COVID-19 pandemic or other actual or threatened public health epidemics or outbreaks, or otherwise, our business may be harmed and we may experience delays, disruptions, suspensions or terminations of, or we may be required to restart or repeat, any pending or ongoing clinical trials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, we may be required to manufacture additional supplies of our product candidates to the extent our estimates of the amounts required prove inaccurate, we suffer unexpected losses of product candidate supplies, or to the extent that we are required to have fresh product candidate supplies manufactured to satisfy regulatory requirements or specifications. Any significant delay or discontinuation in the supply of a product candidate, or the raw material components thereof, due to the need to replace a supplier, contract manufacturer or other third-party manufacturer, could considerably harm our business and delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. Any performance failure on the part of our existing or future manufacturers, suppliers or distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

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

We and our collaboration partners have been able to continue to supply our clinical products to our patients and currently do not anticipate any interruptions in supply. To the extent our third-party manufacturers and supply chain suppliers are negatively impacted by geopolitical events such as the military action initiated by Russia against Ukraine (and responses by the United States and certain other countries, including significant sanctions and trade actions against Russia), as well as the COVID-19 pandemic globally and in specific regions, such as China, or other actual or threatened public health epidemics or outbreaks, we may not be able to provide continuous drug supply to our clinical sites and our clinical trials may be delayed or may not be completed which would have a material adverse effect on our business operations and performance.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In addition, the California Consumer Privacy Act of 2018, or CCPA, imposes obligations on covered businesses. These obligations include, but are not limited to, providing specific disclosures in privacy notices, affording California residents certain rights related to their personal data, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents’ personal data rights. The CCPA allows for civil penalties for noncompliance (up to $7,500 per violation) and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, the California Privacy Rights Act, or CPRA, went into effect on January 1, 2023, and expands the CCPA. Additionally, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CPRA, which could increase the risk of enforcement. Other states, such as Virginia, Colorado, Utah and Connecticut, have also passed comprehensive privacy laws, and similar laws are being considered in several other states. In addition, data privacy and security laws have been proposed at the federal and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR, and Canada’s Personal Information Protection and Electronic Documents Act, or PIPEDA, impose strict requirements for processing personal data. For example, under the EU GDPR and UK GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros (17.5 million British Pounds under the UK GDPR) or 4% of annual global revenue, whichever is greater. Further, the EU GDPR and UK GDPR provide for private litigation related to the processing of personal data that can be brought by classes of data subjects or consumer protection organizations authorized at law to represent the data subjects’ interests.

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU, UK, or other foreign jurisdictions). For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the United States, which the European Commission does not consider to provide an adequate level of personal data protection. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data.

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

In addition, privacy advocates and industry groups have proposed, and may propose, standards with which we are legally or contractually bound to comply. Any such standards could negatively impact our operations by requiring us to change our processes and procedures or otherwise modify how we handle data or produce our products. We also publish privacy policies, and other statements regarding data privacy and security. If these policies or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, that due to subsequent legislative amendments, will stay in effect until 2032. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws and other potential legislation may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law. The IRA, among other things, (1) extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025, (2) directs HHS to negotiate, subject to a specified cap, the price of a set number of certain single-source drugs and biologics covered under Medicare each year starting in 2026, (3) imposes rebates under Medicare Part B and Medicare Part D to penalize manufacturers for price increases that outpace inflation, and (4) makes several changes to the Medicare Part D benefit, including by significantly lowering the beneficiary maximum annual out-of-pocket costs, and through a change in manufacturer liability under the program. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued, and will continue to issue and update, guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry and could negatively affect our business and financial condition. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business.

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

Ziftomenib

We have issued patents in the United States, Europe, China, Japan and other foreign jurisdictions covering the composition of matter of ziftomenib and certain structurally related compounds and methods of using the compounds for treating cancers. Although these patents are currently in force, there is no guarantee that a court would agree that any of the patents are valid or enforceable.

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

With respect to the patent portfolio for tipifarnib, which is in-licensed from Janssen, Janssen retains rights to prosecute and maintain patents and patent applications within the portfolio as well as to assert such patents against infringers within and outside the scope of our license, and to defend such patents against claims of invalidity and unenforceability. Although we have rights to consult with Janssen on actions taken as well as back-up rights of prosecution and enforcement, rights to tipifarnib granted to another licensee, could potentially influence Janssen’s interests in the exercise of its prosecution, maintenance and enforcement rights in a manner that may favor the interests of such other licensee as compared with us.

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

Patent terms may be inadequate to protect our competitive position on our product candidates for a commercially meaningful length of time.*

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its effective U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patents have expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient duration of rights to exclude others from commercializing products similar or identical to ours.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.*

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the U.S. PTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside annuity provider firm and rely on our outside counsel to pay these fees due to non-U.S. patent agencies. The U.S. PTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

We currently have a limited number of employees, and are highly dependent on our Chief Executive Officer. Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are a clinical-stage company with a limited operating history, and, as of March 31, 2023, we had 131 full-time employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. From time to time, including recently as a result of the COVID-19 pandemic, bank failures, actual or perceived changes in interest rates and economic inflation, global financial markets have experienced volatility and uncertainty. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business. Additionally, our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Furthermore, we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 through March 31, 2023, were $43.00 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

In addition, the stock market in general, and the stocks of small-cap biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including as a result of the COVID-19 pandemic, bank failures, actual or perceived changes in interest rates and economic inflation. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. These events may also lead to securities litigation, which can be expensive and time-consuming to defend, regardless of the merit or outcome. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of our common stock.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of March 31, 2023, we had 1,795,066 shares of common stock available for grant under the 2014 Plan, options to purchase up to an aggregate of 10,066,662 shares of common stock outstanding and 1,122,281 unvested restricted stock units outstanding. The number of shares available for future grant under the 2014 Plan will automatically increase on January 1 of each year through January 1, 2025 by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. On January 1, 2023, an automatic increase pursuant to the 2014 Plan occurred, resulting in 2,732,559 additional shares available for future grant under the 2014 Plan.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of March 31, 2023, we had 727,433 shares of common stock reserved for future issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2022, the compensation committee of the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in 2023.

In addition, warrants to purchase up to (i) 33,988 shares of our common stock at an exercise price of $3.31 per share and (ii) 26,078 shares of our common stock at an exercise price of $14.38 per share were outstanding as of March 31, 2023.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017 informally titled the Tax Cuts and Jobs Act, the CARES Act and the IRA enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Warrant to Purchase Stock issued by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

4.3	Form of Warrant Agreement issued by the Registrant on November 2, 2022 to certain Lenders.		10-K (Exhibit 4.3)	2/23/2023	001-37620

4.4	Amended and Restated Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital, Inc.		10-K (Exhibit 4.4)	2/23/2023	001-37620

4.5	Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital IV, L.P.		10-K (Exhibit 4.5)	2/23/2023	001-37620

10.1+	Transition and Separation Agreement, dated January 11, 2023, by and between the Registrant and Kirsten Flowers.	X

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certifications of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

+ Indicates management contract or compensatory plan.

+

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kura Oncology, Inc.

Date: May 10, 2023	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer
(Principal Executive and Financial Officer)