Form 10-Q
period 2023-06-30
Kura Oncology, Inc.
filed 2023-08-09
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of the close of business on August 3, 2023, the registrant had 74,236,353 shares of Common Stock, $0.0001 par value, outstanding.

0

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,124	$51,802
Short-term investments	427,855	386,183
Prepaid expenses and other current assets	8,667	8,441
Total current assets	485,646	446,426
Property and equipment, net	2,253	2,540
Restricted cash	210	210
Operating lease right-of-use assets	2,933	3,842
Other long-term assets	3,695	3,288
Total assets	$494,737	$456,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$21,554	$21,739
Current operating lease liabilities	2,345	2,318
Total current liabilities	23,899	24,057
Long-term debt, net	9,244	9,158
Long-term operating lease liabilities	1,455	2,548
Other long-term liabilities	461	265
Total liabilities	35,059	36,028
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 74,143 and 68,314 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	1,104,944	997,111
Accumulated other comprehensive loss	(5,222)	(8,032)
Accumulated deficit	(640,051)	(568,808)
Total stockholders’ equity	459,678	420,278
Total liabilities and stockholders’ equity	$494,737	$456,306

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Expenses:
Research and development	$28,182	$24,258	$53,374	$45,171
General and administrative	11,821	11,075	23,195	22,944
Total operating expenses	40,003	35,333	76,569	68,115
Other Income (Expense):
Interest and other income, net	3,216	564	6,077	893
Interest expense	(387)	—	(751)	—
Total other income, net	2,829	564	5,326	893
Net Loss	$(37,174)	$(34,769)	$(71,243)	$(67,222)

Net loss per share, basic and diluted	$(0.53)	$(0.52)	$(1.03)	$(1.01)
Weighted average number of shares used in computing net loss per share, basic and diluted	69,795	66,672	69,103	66,639

Comprehensive Loss:
Net loss	$(37,174)	$(34,769)	$(71,243)	$(67,222)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities and foreign currency	674	(1,167)	2,810	(6,026)
Comprehensive Loss	$(36,500)	$(35,936)	$(68,433)	$(73,248)

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	68,314	$7	$997,111	$(8,032)	$(568,808)	$420,278
Share-based compensation expense	—	—	6,838	—	—	6,838
Issuance of common stock under equity plans	125	—	—	—	—	—
Other comprehensive income	—	—	—	2,136	—	2,136
Net loss	—	—	—	—	(34,069)	(34,069)
Balance at March 31, 2023	68,439	7	1,003,949	(5,896)	(602,877)	395,183
Issuance of common stock, net of offering costs	5,661	—	60,919	—	—	60,919
Issuance of pre-funded warrants to purchase common stock, net of offering costs	—	—	32,658	—	—	32,658
Share-based compensation expense	—	—	6,987	—	—	6,987
Issuance of common stock under equity plans	43	—	431	—	—	431
Other comprehensive income	—	—	—	674	—	674
Net loss	—	—	—	—	(37,174)	(37,174)
Balance at June 30, 2023	74,143	$7	$1,104,944	$(5,222)	$(640,051)	$459,678

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	66,572	$7	$941,359	$(1,789)	$(432,968)	$506,609
Share-based compensation expense	—	—	6,650	—	—	6,650
Issuance of common stock under equity plans	64	—	303	—	—	303
Other comprehensive loss	—	—	—	(4,859)	—	(4,859)
Net loss	—	—	—	—	(32,453)	(32,453)
Balance at March 31, 2022	66,636	7	948,312	(6,648)	(465,421)	476,250
Share-based compensation expense	—	—	6,508	—	—	6,508
Issuance of common stock under equity plans	202	—	2,669	—	—	2,669
Other comprehensive loss	—	—	—	(1,167)	—	(1,167)
Net loss	—	—	—	—	(34,769)	(34,769)
Balance at June 30, 2022	66,838	$7	$957,489	$(7,815)	$(500,190)	$449,491

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Operating Activities
Net loss	$(71,243)	$(67,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	13,825	13,158
Amortization of premium and accretion of discounts on marketable securities, net	(3,797)	1,894
Depreciation expense	419	360
Non-cash interest expense	236	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(226)	(5,199)
Operating lease right-of-use and other long-term assets	502	(5)
Accounts payable and accrued expenses	(1,251)	(5,592)
Other long-term liabilities	46	84
Net cash used in operating activities	(61,489)	(62,522)

Investing Activities
Purchases of marketable securities	(213,464)	(107,579)
Maturities of marketable securities	178,399	115,947
Purchases of property and equipment	(132)	(233)
Net cash (used in) provided by investing activities	(35,197)	8,135

Financing Activities
Proceeds from issuance of common stock and pre-funded warrants, net of offering costs	93,577	—
Proceeds from issuance of stock under equity plans	431	2,972
Net cash provided by financing activities	94,008	2,972
Net decrease in cash, cash equivalents and restricted cash	(2,678)	(51,415)
Cash, cash equivalents and restricted cash at beginning of period	52,012	90,882
Cash, cash equivalents and restricted cash at end of period	$49,334	$39,467

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

2. Summary of Significant Accounting Policies

Restricted Cash

Under the terms of an office lease entered into in March 2020, we are required to maintain a standby letter of credit during the term of the lease. As of June 30, 2023, restricted cash of $0.2 million was pledged as collateral for the letter of credit.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed balance sheets that sum to the total of the amounts shown in the unaudited condensed statements of cash flows, in thousands:

	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
Cash and cash equivalents	$49,124	$51,802	$39,257	$90,672
Restricted cash	210	210	210	210
Total	$49,334	$52,012	$39,467	$90,882

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

Employee Retention Credit

Under the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, we were eligible to claim the employee retention credit, which is a refundable tax credit against certain employment taxes. For the six months ended June 30, 2023, we recognized $2.8 million of employee retention credits related to wages paid to our employees from July 2020 through September 2021 within operating expenses as a reduction to personnel costs in the unaudited condensed statements of operations and comprehensive loss. We filed for the credit with the Internal Revenue Service in the first quarter of 2023. As of June 30, 2023, an employee retention credit receivable of $2.8 million was included within prepaid expenses and other current assets in the unaudited condensed balance sheets and we expect to receive such credit in the form of a cash payment during the second half of 2023.

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, which includes the shares related to outstanding pre-funded warrants (see Note 7), but excludes other potential common stock equivalents. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little or no additional consideration, and are fully vested and exercisable. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period. As we have reported net loss for the three and six months ended June 30, 2023 and 2022, dilutive net loss per common share is the same as basic net loss per common share for those periods. Common stock equivalents outstanding are comprised of stock options, restricted stock units, performance-based restricted stock units, warrants and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Common stock equivalents outstanding at June 30, 2023 and 2022 totaling approximately 13,743,000 and 9,101,000, respectively, were excluded from the computation of dilutive weighted-average shares outstanding because their effect would be anti-dilutive.

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

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		June 30, 2023
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$38,460	$—	$—	$38,460

Short-term investments:
U.S. Treasury securities	2 or less	244,260	5	(2,035)	242,230
Corporate debt securities	2 or less	92,723	—	(2,509)	90,214
Commercial paper	1 or less	55,780	—	(45)	55,735
U.S. Agency bonds	1 or less	22,060	17	(15)	22,062
Non-U.S. government and supranational debt securities	1 or less	18,254	—	(640)	17,614
Total short-term investments		433,077	22	(5,244)	427,855
Total		$471,537	$22	$(5,244)	$466,315

		December 31, 2022
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$37,878	$—	$—	$37,878
U.S. Agency bonds	1 or less	9,956	—	—	9,956
Total cash equivalents		47,834	—	—	47,834

Short-term investments:
U.S. Treasury securities	2 or less	183,051	16	(3,018)	180,049
Corporate debt securities	2 or less	115,763	—	(3,931)	111,832
Commercial paper	1 or less	52,941	—	—	52,941
U.S. Agency bonds	1 or less	16,192	11	(160)	16,043
Non-U.S. government and supranational debt securities	2 or less	26,268	—	(950)	25,318
Total short-term investments		394,215	27	(8,059)	386,183
Total		$442,049	$27	$(8,059)	$434,017

Short-term investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of June 30, 2023 and December 31, 2022, short-term investments of $368.5 million and $274.3 million, respectively, had maturities less than one year, and short-term investments of $59.4 million and $111.9 million, respectively, had maturities between one to two years. We had no realized gains or losses for the six months ended June 30, 2023 and 2022.

As of June 30, 2023, 52 available-for-sale securities with a fair market value of $387.4 million were in gross unrealized loss positions, $144.0 million of which were in a continuous unrealized loss position for greater than 12 months. We do not intend to sell these available-for-sale securities, and it is not more likely than not that we will be required to sell these securities prior to recovery of their amortized cost basis. Based on our review of these available-for-sale securities, the unrealized losses at June 30, 2023 were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. We have no allowance for credit losses as of June 30, 2023 and December 31, 2022. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss.

Accrued interest receivable on available-for-sale securities was $0.9 million as of June 30, 2023 and December 31, 2022. We have not written off any accrued interest receivables for the six months ended June 30, 2023 and 2022.

4. Fair Value Measurements

As of June 30, 2023 and December 31, 2022, we had cash equivalents and short-term investments measured at fair value on a recurring basis.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	June 30, 2023
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$38,460	$38,460	$—

Short-term investments:
U.S. Treasury securities	242,230	242,230	—
Corporate debt securities	90,214	—	90,214
Commercial paper	55,735	—	55,735
U.S. Agency bonds	22,062	—	22,062
Non-U.S. government and supranational debt securities	17,614	—	17,614
Total short-term investments	427,855	242,230	185,625
Total	$466,315	$280,690	$185,625

	December 31, 2022
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$37,878	$37,878	$—
U.S. Agency bonds	9,956	—	9,956
Total cash equivalents	47,834	37,878	9,956

Short-term investments:
U.S. Treasury securities	180,049	180,049	—
Corporate debt securities	111,832	—	111,832
Commercial paper	52,941	—	52,941
U.S. Agency bonds	16,043	—	16,043
Non-U.S. government and supranational debt securities	25,318	—	25,318
Total short-term investments	386,183	180,049	206,134
Total	$434,017	$217,927	$216,090

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy.

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	June 30, 2023	December 31, 2022
Laboratory and computer equipment	$1,637	$1,568
Leasehold improvements	1,543	1,543
Furniture and fixtures	1,095	1,032
Property and equipment, gross	4,275	4,143
Less: accumulated depreciation	(2,022)	(1,603)
Property and equipment, net	$2,253	$2,540

Accounts payable and accrued expenses consisted of the following, in thousands:

	June 30, 2023	December 31, 2022
Accounts payable	$2,337	$1,533
Accrued clinical trial research and development expenses	3,857	2,440
Accrued other research and development expenses	6,781	5,030
Accrued compensation and benefits	6,840	10,300
Other accrued expenses	1,739	2,436
Total accounts payable and accrued expenses	$21,554	$21,739

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

Maturities of lease liabilities as of June 30, 2023 are as follows, in thousands:

Year Ending December 31,
2023 (remaining)	$1,196
2024	1,863
2025	929
Total lease payments	3,988
Less: imputed interest	(188)
Total operating lease liabilities	$3,800

As of June 30, 2023 and December 31, 2022, the weighted-average discount rate was 5.5% for both periods, and the weighted-average remaining lease term was 1.9 years and 2.3 years, respectively. Total cash paid for amounts included in the measurement of operating lease liabilities was $0.6 million for both the three months ended June 30, 2023 and 2022. Total cash paid for amounts included in the measurement of operating lease liabilities was $1.2 million for both the six months ended June 30, 2023 and 2022. There were no operating lease ROU assets obtained in exchange for operating lease liabilities for the six months ended June 30, 2023 and 2022. Total operating lease expense for the three months ended June 30, 2023 and 2022 was approximately $0.5 million in both periods. Total operating lease expense for the six months ended June 30, 2023 and 2022 was approximately $1.0 million in both periods.

7. Stockholders’ Equity

In June 2023, we completed a public offering in which we sold an aggregate of 5,660,871 shares of our common stock at a price of $11.50 per share and pre-funded warrants to purchase 3,034,782 shares of our common stock at a price of $11.4999 per pre-funded warrant. The exercise price of each pre-funded warrant is $0.0001 per share and the pre-funded warrants are exercisable from the date of issuance until fully exercised. Net proceeds from the public offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $93.6 million. In addition, the underwriters were granted a 30-day option to purchase up to 1,304,347 additional shares of our common stock, or the Overallotment Option, at the $11.50 per share public offering price. The common stock, pre-funded warrants, and Overallotment Option met the accounting standards guidance for equity classification. As of June 30, 2023 the Overallotment Option was unexercised and it subsequently expired without being exercised in July 2023. We measured the fair value of the Overallotment Option using the Black-Scholes valuation model, which represents a Level 3 fair value measurement, and determined that the value was not material.

8. Share-Based Compensation

Equity Incentive Plan

In May 2023, our stockholders approved an amendment to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, to, among other things, increase the number of shares available for future grant by 4,050,000 shares and remove the automatic annual 4% increase to the number of shares available for future grant.

Performance-Based Restricted Stock Units

On May 31, 2023, upon approval by our stockholders of our amended 2014 Plan, we granted an aggregate of 1,313,100 performance-based restricted stock units, or PSUs, to certain executives. The PSUs vest in six equal tranches upon the achievement of certain milestones and service conditions.

Share-Based Compensation Expense

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$3,134	$2,597	$6,207	$5,053
General and administrative	3,853	3,911	7,618	8,105
Total share-based compensation expense	$6,987	$6,508	$13,825	$13,158

As of June 30, 2023, unrecognized estimated compensation expense related to stock options and restricted stock units was approximately $45.4 million and $12.6 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.6 years for both stock options and restricted stock units. As of June 30, 2023, we determined that the vesting of the PSUs was not probable and therefore have not included them in share-based compensation expense or unrecognized estimated compensation expense.

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

We received orphan drug designation for ziftomenib for the treatment of acute myeloid leukemia, or AML, from the U.S. Food and Drug Administration, or the FDA, in July 2019. We initiated our menin-KMT2A Phase 1/2 clinical trial of ziftomenib in relapsed or refractory AML, which we call the Kura Oncology MEnin-KMT2A Trial, or KOMET-001, in September 2019. In the Phase 1a dose-escalation portion of the KOMET-001 trial, ziftomenib demonstrated a wide therapeutic window and encouraging monotherapy activity in an all-comer population of 30 patients with relapsed/refractory AML. A total of 53 patients were treated in the Phase 1b portion of the study, which consisted of two randomized expansion cohorts, each comprised of nucleophosmin 1-, or NPM1-, mutant and KMT2A-rearranged AML patients. Ziftomenib demonstrated optimal clinical benefit at 600 mg in the Phase 1b portion of the KOMET-001 trial and this dose was designated as the recommended Phase 2 dose, or RP2D.

On June 11, 2023, we presented updated clinical data from KOMET-001 during a late-breaking oral session at the 2023 European Hematology Association Annual Congress in Frankfurt, Germany, or EHA, including durable activity in patients with heavily pretreated and co-mutated relapsed/refractory NPM1-mutant AML.

As of the data cutoff on April 12, 2023, seven of the 20 patients (35%) with NPM1-mutant AML treated at the RP2D of 600 mg achieved a complete remission, or CR, with full count recovery. An eighth patient, who had a CR with partial count recovery after treatment with ziftomenib, subsequently evolved to a CR with full count recovery after hematopoietic cell transplantation, or HCT, and remained on study as of the date of the EHA presentation. In addition, a patient with NPM1-mutant AML treated at 200 mg remained on ziftomenib for 36 cycles as of the data cutoff.

Durable remissions were observed in patients with NPM1 mutations and other key co-mutations following treatment with ziftomenib. Notably, 33% (2/6) of patients with FLT3 co-mutations, 50% (4/8) of patients with IDH co-mutations and 50% (2/4) of patients with both FLT3 and IDH co-mutations achieved a CR at the 600 mg dose of ziftomenib. Ziftomenib demonstrated an overall response rate of 45% in patients with NPM1-mutant AML treated at the 600 mg dose. The median duration of response, or DoR, for all NPM1-mutant patients treated at 200 mg or 600 mg in the Phase 1a/b portion of the study was 8.2 months (95% CI: 1.0 to NE), with a median follow-up of 8.8 months. The median DoR for such patients censored at stem cell transplant was 5.6 months (95% CI: 1.0 to NE).

As part of an ongoing analysis, the resistance mutation MEN1-M3271 was detected in three patients treated with ziftomenib: in two of these three patients, the mutation was detected at study entry after the patients had progressed on a prior menin inhibitor, and in the third patient, the mutation was detected after four cycles of ziftomenib therapy and, despite the mutation, the patient was maintained in a condition of stable disease through cycle 7. These data show that MEN1 mutations developed in just 3% (1/29) of patients analyzed following treatment with ziftomenib and suggest that resistance mutations occur at a low frequency even after prolonged exposure to ziftomenib monotherapy. A key new biochemical finding, confirmed by crystal structure, demonstrates that ziftomenib retains binding affinity against the MEN1-T349M mutation, which was detected in two-thirds of patients who acquired menin resistance mutations on another recent menin inhibitor trial. Continuous daily dosing of ziftomenib was well tolerated and the reported adverse event profile remained consistent with features of underlying disease. The on-target effect of differentiation syndrome, or DS, was manageable, with 15% of patients experiencing Grade 1 or 2 events and 5% experiencing a Grade 3 event.

On February 9, 2023, we announced the dosing of the first patients in the Phase 2 registration-directed portion of the KOMET-001 study of ziftomenib in patients with relapsed/refractory NPM1-mutant AML. Enrollment in the Phase 2 study continues to outperform our projections. The study is expected to enroll a total of 85 patients at approximately 60 U.S. and European sites.

In addition to our monotherapy study of ziftomenib, we have initiated a series of studies to evaluate ziftomenib in combination with current standards of care in earlier lines of therapy and across multiple patient populations, including NPM1-mutant and KMT2A-rearranged AML. The first of these studies, which we call KOMET-007, is designed to evaluate ziftomenib in combination with venetoclax and azacitidine in patients with newly diagnosed or relapsed or refractory NPM1-mutant or KMT2A-rearranged AML, and ziftomenib in combination with cytarabine and daunorubicin, or 7+3, in patients with newly diagnosed NPM1-mutant or KMT2A-rearranged AML. On August 3, 2023, we announced that we are dosing patients in KOMET-007 and anticipate having preliminary data from the KOMET-007 study in the fourth quarter of 2023 or first quarter of 2024.

The second ziftomenib combination study, which we call KOMET-008, is designed to evaluate ziftomenib in combination with gilteritinib in patients with relapsed or refractory NPM1-mutant AML, and ziftomenib in combination with fludarabine, cytarabine, granulocyte-colony stimulating factor, or G-CSF, and idarubicin, or FLAG-IDA, or low-dose cytarabine, or LDAC, in patients with relapsed or refractory NPM1-mutant or KMT2A-rearranged AML. We expect to dose the first patients in KOMET-008 in the second half of 2023.

We also intend to evaluate the use of ziftomenib as a maintenance therapy in patients with NPM1-mutant or KMT2A-rearranged AML who have undergone HCT. HCT represents the only potentially curative treatment for AML, yet the most common reason for long-term failure after HCT is disease relapse. Plans are underway to support an investigator-sponsored study and initiate a company-sponsored study evaluating the ability of ziftomenib to improve outcomes when administered as a maintenance therapy following HCT. We expect to dose the first patients in the post-transplant maintenance program in the first quarter of 2024.

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

On July 6, 2021, we announced a clinical collaboration with Novartis Pharma AG, or Novartis, to evaluate the combination of tipifarnib and alpelisib, a PI3 kinase alpha inhibitor, in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification. In the fourth quarter of 2021, we commenced a Phase 1/2 open-label, biomarker-defined cohort study, which we call the KURRENT-HN trial, to evaluate the safety and tolerability of the combination, determine the recommended dose and schedule for the combination, and assess early antitumor activity of the combination for the treatment of such patients. Under the terms of our collaboration agreement with Novartis, we sponsor the KURRENT-HN trial and supply tipifarnib, and Novartis supplies alpelisib. On December 16, 2021, we announced dose administration for the first patient in the PIK3CA cohort and, in August 2022, we announced dose administration for the first patient in the HRAS overexpression cohort in KURRENT-HN. In October 2022, we reported the first demonstration of a durable clinical response with the combination of tipifarnib and alpelisib in a patient with PIK3CA-mutated squamous cell carcinoma of the tonsil. Since that time, we have continued dose escalation and have observed evidence of clinical activity at multiple doses, with no dose-limiting toxicities to date for the combination. We are now evaluating patients in the study’s highest planned dose cohort to inform the selection of the optimal biologically active dose, or OBAD, for the combination. Once we determine the OBAD, we intend to initiate a dose expansion of patients with PIK3CA-mutant HNSCC in mid-2024.

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

In April 2023, we presented preclinical data at the American Association for Cancer Research Annual Meeting highlighting the potential use of FTIs in combination with two distinct classes of targeted therapies. The first of two posters revealed robust synergy between tipifarnib and the standard-of-care antiangiogenic tyrosine kinase inhibitor, or TKI, axitinib in cell- and patient-derived xenograft models of clear cell renal cell carcinoma, or ccRCC. The second poster reported regression of multiple models of KRAS inhibitor-resistant non-small cell lung cancer, or NSCLC, by addition of tipifarnib to adagrasib or sotorasib. We believe these data illustrate the potential to use FTIs as combination agents to prevent or delay emergence of resistance to certain classes of targeted therapies. We also believe these data support our rationale to combine KO-2806 with TKIs in ccRCC and KRAS G12C inhibitors in NSCLC.

We intend to evaluate the safety, tolerability and preliminary antitumor activity of KO-2806 as a monotherapy and in combination with other targeted therapies in a Phase 1 first-in-human study, which we call the FIT-001 trial. We have begun site activation and expect to dose the first patients in the monotherapy portion of FIT-001 in the second half of 2023. We anticipate initiation of dose escalation combination cohorts in advanced solid tumors, beginning with ccRCC, in the second half of 2024.

Liquidity Overview

As of June 30, 2023, we had cash, cash equivalents and short-term investments of $477.0 million. In June 2023, we completed a public offering in which we sold an aggregate of 5,660,871 shares of common stock at a price of $11.50 per share as well as pre-funded warrants to purchase 3,034,782 shares of our common stock at a price of $11.4999 per pre-funded warrant. Net proceeds from the public offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $93.6 million.

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

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our pipeline programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of June 30, 2023, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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
•
the efficacy and safety profile of the product candidate; and
•
managing the impact of the COVID-19 pandemic and related precautions on the operation of our clinical trials.

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

Results of Operations

The following table sets forth our results of operations for the periods presented, in thousands:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Change	2023	2022	Change
Research and development expenses	$28,182	$24,258	$3,924	$53,374	$45,171	$8,203
General and administrative expenses	11,821	11,075	746	23,195	22,944	251
Other income, net	2,829	564	2,265	5,326	893	4,433

Comparison of the Three Months Ended June 30, 2023 and 2022

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended
	June 30,
	2023	2022	Change
Ziftomenib-related costs	$8,961	$7,272	$1,689
Tipifarnib-related costs	3,205	5,232	(2,027)
KO-2806-related costs	1,943	1,226	717
Discovery stage programs	1,391	418	973
Personnel costs and other expenses	9,548	7,513	2,035
Share-based compensation expense	3,134	2,597	537
Total research and development expenses	$28,182	$24,258	$3,924

The increase in ziftomenib-related research and development expenses for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to increases in costs related to our registration-directed clinical trial of ziftomenib. The decrease in tipifarnib-related research and development expenses for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to the closure of our registration-directed trial of tipifarnib. The increase in KO-2806-related research and development expenses for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to increased costs related to our upcoming Phase 1 clinical trial which we expect to initiate in the second half of 2023. The increase in discovery stage program research and development expenses for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to increased research activities for our preclinical-stage product candidates. Personnel costs and other expenses for the three months ended June 30, 2023 increased compared to the same period in 2022 to support our ongoing clinical trials and include employee salaries and related expenses, facilities expenses and overhead expenses. We expect our research and development expenses to increase in future periods as we continue clinical development activities for ziftomenib, tipifarnib and KO-2806.

Other income, net. The increase in other income, net for the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to an increase in interest income.

Comparison of the Six Months Ended June 30, 2023 and 2022

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Six Months Ended
	June 30,
	2023	2022	Change
Ziftomenib-related costs	$14,794	$11,357	$3,437
Tipifarnib-related costs	7,595	10,093	(2,498)
KO-2806-related costs	4,772	2,017	2,755
Discovery stage programs	2,318	972	1,346
Personnel costs and other expenses	17,688	15,679	2,009
Share-based compensation expense	6,207	5,053	1,154
Total research and development expenses	$53,374	$45,171	$8,203

The increase in ziftomenib-related research and development expenses for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to increases in costs related to our registration-directed clinical trial of ziftomenib. The decrease in tipifarnib-related research and development expenses for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to the closure of our registration-directed trial of tipifarnib. The increase in KO-2806-related research and development expenses for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to increased costs related to our upcoming Phase 1 clinical trial which we expect to initiate in the second half of 2023. The increase in discovery stage program research and development expenses for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to increased research activities for our preclinical-stage product candidates. Personnel costs and other expenses for the six months ended June 30, 2023 increased compared to the same period in 2022 to support our ongoing clinical trials and include employee salaries and related expenses, facilities expenses and overhead expenses.

Other income, net. The increase in other income, net for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to an increase in interest income.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities.

In June 2023, we completed a public offering in which we sold an aggregate of 5,660,871 shares of common stock at a price of $11.50 per share as well as pre-funded warrants to purchase 3,034,782 shares of our common stock at a price of $11.4999 per pre-funded warrant. Net proceeds from the public offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $93.6 million.

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

We have incurred operating losses and negative cash flows from operating activities since inception. As of June 30, 2023, we had an accumulated deficit of $640.1 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, for reasons including, but not limited to, potential worsening global economic conditions, disruptions to, and volatility in, financial markets in the United States and worldwide, including those resulting from public health epidemics or outbreaks, bank failures, actual or perceived changes in interest rates and economic inflation, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of June 30, 2023, we had cash, cash equivalents and short-term investments of $477.0 million. Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses to mid-2026. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, collaborations, strategic partnerships or licensing arrangements. Other than our term loan facility, we do not have any committed external source of funds. Additional capital may not be available on reasonable terms, if at all. Subject to limited exceptions, our term loan facility also prohibits us from incurring indebtedness without the prior written consent of the Lenders. To the extent that we raise additional capital through the sale of stock or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, for reasons including, but not limited to, potential worsening global economic conditions, disruptions to, and volatility in, financial markets in the United States and worldwide, including those resulting from public health epidemics or outbreaks, bank failures, actual or perceived changes in interest rates and economic inflation, we may be unable to carry out our business plan. As a result, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our product candidates even if we would otherwise prefer to develop and commercialize such product candidates ourselves, and our business, financial condition and results of operations would be materially adversely affected.

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Six Months Ended
	June 30,
	2023	2022	Change
Net cash used in operating activities	$(61,489)	$(62,522)	$1,033
Net cash (used in) provided by investing activities	(35,197)	8,135	(43,332)
Net cash provided by financing activities	94,008	2,972	91,036

Operating Activities. The decrease in net cash used in operating activities for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to changes in operating assets and liabilities of $9.8 million and an increase of $0.6 million in non-cash share-based compensation expense, offset by increases of $5.7 million in non-cash net accretion of discount on marketable securities and $4.0 million in net loss.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2023 was primarily due to purchases of marketable securities. Net cash provided by investing activities for the six months ended June 30, 2022 was primarily due to maturities of marketable securities.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2023 was primarily due to $93.6 million in net proceeds from the sale of shares of our common stock and pre-funded warrants to purchase shares of our common stock in our June 2023 public offering. Net cash provided by financing activities for the six months ended June 30, 2022 related to proceeds of $3.0 million from the issuance of shares of common stock under our equity plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in money market funds, U.S. Treasury securities, corporate debt securities, commercial paper, U.S. Agency bonds and non-U.S. government and supranational debt securities. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the unaudited condensed statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on June 30, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

We are also subject to interest expense fluctuations through our Term Loans, which as of June 30, 2023 bear interest at a rate equal to the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65% and are therefore exposed to changes in interest rates through their maturity date in November 2027.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Continuous daily dosing of ziftomenib was well tolerated in the Phase 1b portion of our KOMET-001 trial, with no evidence of drug-induced QTc prolongation. The on-target effect of DS was manageable, with 15% of patients experiencing Grade 1 or 2 events and 5% experiencing a Grade 3 event. Grade ≥3 treatment-emergent adverse events were reported in 17 patients (85%), and included anemia (25%) and thrombocytopenia (20%). Grade ≥3 treatment-related adverse events were reported in six patients (30%).

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our current financial condition and projected business operations.*

Events involving limitations to liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or concerns or rumors about any events of these kinds or other similar risks, have in the past led and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation, or FDIC, was appointed as receiver. Subsequently, the FDIC announced that all deposits with SVB are fully insured. Similarly, on March 12, 2023, Signature Bank Corp. and Silvergate Capital Corp. were each placed into receivership and on May 1, 2023, First Republic Bank was placed into receivership. We regularly maintain cash balances at third-party financial institutions in excess of the FDIC standard insurance limit, with balances concentrated at a small number of financial institutions. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, or with which we do business, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the United States or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis. In addition, if any of our partners or parties with whom we conduct business are unable to access funds due to the status of their financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

If we are unable to develop formulations of our product candidates with acceptable stability and sterility characteristics, or experience an unexpected delay or loss of supply of any of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues, geopolitical events, actual or threatened public health epidemics or outbreaks, or otherwise, our business may be harmed and we may experience delays, disruptions, suspensions or terminations of, or we may be required to restart or repeat, any pending or ongoing clinical trials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, we may be required to manufacture additional supplies of our product candidates to the extent our estimates of the amounts required prove inaccurate, we suffer unexpected losses of product candidate supplies, or to the extent that we are required to have fresh product candidate supplies manufactured to satisfy regulatory requirements or specifications. Any significant delay or discontinuation in the supply of a product candidate, or the raw material components thereof, due to the need to replace a supplier, contract manufacturer or other third-party manufacturer, could considerably harm our business and delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. Any performance failure on the part of our existing or future manufacturers, suppliers or distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

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

We and our collaboration partners have been able to continue to supply our clinical products to our patients and currently do not anticipate any interruptions in supply. To the extent our third-party manufacturers and supply chain suppliers are negatively impacted by geopolitical events such as the military action initiated by Russia against Ukraine (and responses by the United States and certain other countries, including significant sanctions and trade actions against Russia), as well as actual or threatened public health epidemics or outbreaks, we may not be able to provide continuous drug supply to our clinical sites and our clinical trials may be delayed or may not be completed which would have a material adverse effect on our business operations and performance.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals in some or all planned regions, we will not be able to commercialize, or may be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates must be approved by the FDA pursuant to an NDA in the United States and by the European Medicines Agency, or EMA, and similar regulatory authorities outside the United States prior to commercialization. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. In addition, public health epidemics or outbreaks could also potentially affect the business of the FDA, the EMA or other health authorities, which could result in delays in meetings related to planned clinical trials and ultimately of reviews and approvals of our product candidates. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities, among other requirements. Our product candidates may not be effective, may be only moderately effective, may not have an acceptable durability of response, may not have an acceptable risk-benefit profile or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

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
•
the federal Health Insurance Portability and Accountability Act, or HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
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

Certain jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions (such as transferring or receiving personal data that originates in the EU, United Kingdom, or other foreign jurisdictions). For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the United States, which the European Commission does not consider to provide an adequate level of personal data protection. The European Commission released a set of “Standard Contractual Clauses” that are designed to be a valid mechanism by which entities can transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, these Standard Contractual Clauses are a valid mechanism to transfer personal data outside of the EEA. The Standard Contractual Clauses, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the at-issue personal data.

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

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law. The IRA, among other things, (1) extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025, (2) directs HHS to negotiate, subject to a specified cap, the price of a set number of certain single-source drugs and biologics covered under Medicare each year starting in 2026, (3) imposes rebates under Medicare Part B and Medicare Part D to penalize manufacturers for price increases that outpace inflation, and (4) makes several changes to the Medicare Part D benefit, including by significantly lowering the beneficiary maximum annual out-of-pocket costs, and through a change in manufacturer liability under the program. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued, and will continue to issue and update, guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry and could negatively affect our business and financial condition. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business.

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

For instance, under the Unitary Patent Court system that has been implemented in Europe, European patent applications have the option, upon grant of a patent, of becoming a Unitary Patent, which will be subject to the jurisdiction of the Unified Patent Court, or UPC. This is a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.*

Because competition in our industry is intense, competitors may infringe or otherwise violate our issued patents, patents of our licensors or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming to pursue. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. We may also elect to enter into license agreements in order to settle patent infringement claims or to resolve disputes prior to litigation, and any such license agreements may require us to pay royalties and other fees that could be significant. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure.

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

Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based manufacturing companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.*

Although we do not currently own issued patents or pending patent applications that have been generated through the use of U.S. government funding, our license agreement with the University of Michigan includes intellectual property rights unrelated to ziftomenib that have been generated through the use of U.S. government funding or grants, and we may acquire or license additional intellectual property rights from one or more entities that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the U.S. government exercised its march-in rights in our intellectual property rights generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

Risks Related to Employee Matters, Managing Growth and Macroeconomic Conditions

We currently have a limited number of employees, and are highly dependent on our Chief Executive Officer. Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are a clinical-stage company with a limited operating history, and, as of June 30, 2023, we had 133 full-time employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Actual or threatened public health epidemics or outbreaks may adversely impact our industry, including our clinical trials, our supply chain, our liquidity and access to capital markets and our business development activities.*

While many health organizations have declared that the COVID-19 pandemic has ended, the pandemic and previous actions to slow its spread had an adverse impact on our operations, including our ability to conduct our clinical trials, and we cannot predict if or when other similar disease outbreaks will emerge that cause similar disruptions.

The extent to which future pandemics may impact our clinical trials, our supply chain, our access to capital and our business development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the timing and duration of future pandemics, the transmissibility and severity of illness caused by future pandemics, the efforts by governments and businesses to contain the spread of future pandemics, business closures or business disruptions and the impact on the economy and capital markets.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 through June 30, 2023, were $43.00 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Future sales and issuances of our common stock or rights to purchase or acquire common stock, including pursuant to our equity incentive plans, outstanding stock options, restricted stock units, performance-based restricted stock units, warrants, pre-funded warrants or otherwise, could result in dilution to the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of June 30, 2023, we had 4,083,392 shares of common stock available for grant under the 2014 Plan, options to purchase up to an aggregate of 9,959,756 shares of common stock outstanding, 1,092,497 unvested restricted stock units outstanding and 1,313,100 unvested performance-based restricted stock units outstanding. On January 1, 2023, an automatic increase pursuant to the 2014 Plan occurred, resulting in 2,732,559 additional shares available for future grant under the 2014 Plan. In May 2023, our stockholders approved an amendment to the 2014 Plan to, among other things, increase the number of shares available for future grant by 4,050,000 shares and remove the automatic annual 4% increase to the number of shares available for future grant.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of June 30, 2023, we had 691,409 shares of common stock reserved for future issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2022, the compensation committee of the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in 2023.

In addition, as of June 30, 2023, (i) warrants to purchase up to (a) 33,988 shares of our common stock at an exercise price of $3.31 per share and (b) 26,078 shares of our common stock at an exercise price of $14.38 per share and (ii) pre-funded warrants to purchase up to 3,034,782 shares of our common stock at an exercise price of $0.0001 per share were outstanding.

Any future grants of options, restricted stock units, performance-based restricted stock units, warrants, pre-funded warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

Securities class action litigation could divert our management’s attention and harm our business and could subject us to significant liabilities.*

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the equity securities of life sciences and biotechnology companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharma companies have experienced significant stock price volatility in recent years. Even if we are successful in defending claims that may be brought in the future, such litigation could result in substantial costs and may be a distraction to our management and may lead to an unfavorable outcome that could adversely impact our financial condition and prospects.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the Foreign Corrupt Practices Act, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, clinical research organizations, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products internationally once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, clinical research organizations, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Warrant to Purchase Stock issued by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

4.3	Form of Warrant Agreement issued by the Registrant on November 2, 2022 to certain Lenders.		10-K (Exhibit 4.3)	2/23/2023	001-37620

4.4	Amended and Restated Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital, Inc.		10-K (Exhibit 4.4)	2/23/2023	001-37620

4.5	Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital IV, L.P.		10-K (Exhibit 4.5)	2/23/2023	001-37620

4.6	Form of Pre-Funded Warrant		8-K (Exhibit 4.1)	6/14/2023	001-37620

10.1+	Amended and Restated Non-Employee Director Compensation Policy.	X

10.2+

Form of International Stock Option Grant Notice, International Stock Option Agreement and International Notice of Exercise under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.

X

10.3+	Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.		8-K (Exhibit 99.1)	6/2/2023	001-37620

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certifications of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

+ Indicates management contract or compensatory plan.

* The certification attached as Exhibit 32.1 accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kura Oncology, Inc.

Date: August 9, 2023	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer
(Principal Executive and Financial Officer)