Form 10-Q
period 2023-09-30
Kura Oncology, Inc.
filed 2023-11-02
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of the close of business on October 26, 2023, the registrant had 74,272,111 shares of Common Stock, $0.0001 par value, outstanding.

0

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,740	$51,802
Short-term investments	423,853	386,183
Prepaid expenses and other current assets	7,324	8,441
Total current assets	459,917	446,426
Property and equipment, net	2,057	2,540
Operating lease right-of-use assets	7,281	3,842
Other long-term assets	4,516	3,498
Total assets	$473,771	$456,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$25,843	$21,739
Current operating lease liabilities	1,682	2,318
Total current liabilities	27,525	24,057
Long-term debt, net	9,289	9,158
Long-term operating lease liabilities	6,453	2,548
Other long-term liabilities	567	265
Total liabilities	43,834	36,028
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 74,251 and 68,314 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	1,112,118	997,111
Accumulated other comprehensive loss	(3,535)	(8,032)
Accumulated deficit	(678,653)	(568,808)
Total stockholders’ equity	429,937	420,278
Total liabilities and stockholders’ equity	$473,771	$456,306

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating Expenses:
Research and development	$29,328	$24,973	$82,702	$70,144
General and administrative	13,145	11,621	36,340	34,565
Total operating expenses	42,473	36,594	119,042	104,709
Other Income (Expense):
Interest and other income, net	4,275	1,090	10,352	1,983
Interest expense	(404)	—	(1,155)	—
Total other income, net	3,871	1,090	9,197	1,983
Net Loss	$(38,602)	$(35,504)	$(109,845)	$(102,726)

Net loss per share, basic and diluted	$(0.50)	$(0.53)	$(1.53)	$(1.54)
Weighted average number of shares used in computing net loss per share, basic and diluted	77,241	66,889	71,845	66,723

Comprehensive Loss:
Net loss	$(38,602)	$(35,504)	$(109,845)	$(102,726)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities and foreign currency	1,687	(1,601)	4,497	(7,627)
Comprehensive Loss	$(36,915)	$(37,105)	$(105,348)	$(110,353)

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	68,314	$7	$997,111	$(8,032)	$(568,808)	$420,278
Share-based compensation expense	—	—	6,838	—	—	6,838
Issuance of common stock under equity plans	125	—	—	—	—	—
Other comprehensive income	—	—	—	2,136	—	2,136
Net loss	—	—	—	—	(34,069)	(34,069)
Balance at March 31, 2023	68,439	7	1,003,949	(5,896)	(602,877)	395,183
Issuance of common stock, net of offering costs	5,661	—	60,919	—	—	60,919
Issuance of pre-funded warrants to purchase common stock, net of offering costs	—	—	32,658	—	—	32,658
Share-based compensation expense	—	—	6,987	—	—	6,987
Issuance of common stock under equity plans	43	—	431	—	—	431
Other comprehensive income	—	—	—	674	—	674
Net loss	—	—	—	—	(37,174)	(37,174)
Balance at June 30, 2023	74,143	7	1,104,944	(5,222)	(640,051)	459,678
Share-based compensation expense	—	—	7,090	—	—	7,090
Issuance of common stock under equity plans	108	—	84	—	—	84
Other comprehensive income	—	—	—	1,687	—	1,687
Net loss	—	—	—	—	(38,602)	(38,602)
Balance at September 30, 2023	74,251	$7	$1,112,118	$(3,535)	$(678,653)	$429,937

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	66,572	$7	$941,359	$(1,789)	$(432,968)	$506,609
Share-based compensation expense	—	—	6,650	—	—	6,650
Issuance of common stock under equity plans	64	—	303	—	—	303
Other comprehensive loss	—	—	—	(4,859)	—	(4,859)
Net loss	—	—	—	—	(32,453)	(32,453)
Balance at March 31, 2022	66,636	7	948,312	(6,648)	(465,421)	476,250
Share-based compensation expense	—	—	6,508	—	—	6,508
Issuance of common stock under equity plans	202	—	2,669	—	—	2,669
Other comprehensive loss	—	—	—	(1,167)	—	(1,167)
Net loss	—	—	—	—	(34,769)	(34,769)
Balance at June 30, 2022	66,838	7	957,489	(7,815)	(500,190)	449,491
Share-based compensation expense	—	—	6,355	—	—	6,355
Issuance of common stock under equity plans	56	—	880	—	—	880
Other comprehensive loss	—	—	—	(1,601)	—	(1,601)
Net loss	—	—	—	—	(35,504)	(35,504)
Balance at September 30, 2022	66,894	$7	$964,724	$(9,416)	$(535,694)	$419,621

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Operating Activities
Net loss	$(109,845)	$(102,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	20,915	19,513
Amortization of premium and accretion of discounts on marketable securities, net	(6,687)	2,264
Depreciation expense	635	553
Non-cash interest expense	358	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	574	(4,287)
Operating lease right-of-use and other long-term assets	778	226
Accounts payable and accrued expenses	2,681	758
Other long-term liabilities	75	167
Net cash used in operating activities	(90,516)	(83,532)

Investing Activities
Purchases of marketable securities	(310,135)	(164,532)
Maturities of marketable securities	283,649	245,091
Purchases of property and equipment	(152)	(614)
Net cash (used in) provided by investing activities	(26,638)	79,945

Financing Activities
Proceeds from issuance of common stock and pre-funded warrants, net of offering costs	93,577	—
Proceeds from issuance of stock under equity plans	515	3,852
Net cash provided by financing activities	94,092	3,852
Net (decrease) increase in cash and cash equivalents	(23,062)	265
Cash and cash equivalents at beginning of period	51,802	90,672
Cash and cash equivalents at end of period	$28,740	$90,937

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

2. Summary of Significant Accounting Policies

Reclassifications

The prior period restricted cash balance of approximately $0.2 million has been reclassified to other long-term assets in the accompanying unaudited condensed financial statements. See Note 6, Leases, for further details.

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

Employee Retention Credit

Under the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, we were eligible to claim the employee retention credit, which is a refundable tax credit against certain employment taxes. For the nine months ended September 30, 2023, we recognized $2.8 million of employee retention credits related to wages paid to our employees from July 2020 through September 2021 within operating expenses as a reduction to personnel costs in the unaudited condensed statements of operations and comprehensive loss. We filed for the credit with the Internal Revenue Service in the first quarter of 2023. As of September 30, 2023, an employee retention credit receivable of $2.8 million was included within prepaid expenses and other current assets in the unaudited condensed balance sheets, and we expect to receive such credit in the form of a cash payment during the second half of 2023.

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, which includes the shares related to outstanding pre-funded warrants (see Note 7), but excludes other potential common stock equivalents. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little or no additional consideration, and are fully vested and exercisable. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period. As we have reported net loss for the three and nine months ended September 30, 2023 and 2022, dilutive net loss per common share is the same as basic net loss per common share for those periods. Common stock equivalents outstanding are comprised of stock options, restricted stock units, performance-based restricted stock units, warrants and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Common stock equivalents outstanding at September 30, 2023 and 2022 totaling approximately 12,664,000 and 9,111,000, respectively, were excluded from the computation of dilutive weighted-average shares outstanding because their effect would be anti-dilutive.

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

3. Investments

We invest in available-for-sale securities consisting of money market funds, U.S. Treasury securities, corporate debt securities, commercial paper, U.S. Agency bonds and non-U.S. government debt securities. Available-for-sale securities are classified as either cash and cash equivalents or short-term investments on our unaudited condensed balance sheets.

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		September 30, 2023
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$9,012	$—	$—	$9,012

Short-term investments:
U.S. Treasury securities	2 or less	292,274	—	(1,433)	290,841
Corporate debt securities	2 or less	80,622	—	(1,691)	78,931
Commercial paper	1 or less	24,294	—	(14)	24,280
U.S. Agency bonds	1 or less	15,273	3	(5)	15,271
Non-U.S. government debt securities	1 or less	15,000	—	(470)	14,530
Total short-term investments		427,463	3	(3,613)	423,853
Total		$436,475	$3	$(3,613)	$432,865

		December 31, 2022
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$37,878	$—	$—	$37,878
U.S. Agency bonds	1 or less	9,956	—	—	9,956
Total cash equivalents		47,834	—	—	47,834

Short-term investments:
U.S. Treasury securities	2 or less	183,051	16	(3,018)	180,049
Corporate debt securities	2 or less	115,763	—	(3,931)	111,832
Commercial paper	1 or less	52,941	—	—	52,941
U.S. Agency bonds	1 or less	16,192	11	(160)	16,043
Non-U.S. government and supranational debt securities	2 or less	26,268	—	(950)	25,318
Total short-term investments		394,215	27	(8,059)	386,183
Total		$442,049	$27	$(8,059)	$434,017

Short-term investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of September 30, 2023 and December 31, 2022, short-term investments of $369.7 million and $274.3 million, respectively, had maturities less than one year, and short-term investments of $54.2 million and $111.9 million, respectively, had maturities between one to two years. We had no realized gains or losses for the nine months ended September 30, 2023 and 2022.

As of September 30, 2023, 63 available-for-sale securities with a fair market value of $404.3 million were in gross unrealized loss positions, $139.2 million of which were in a continuous unrealized loss position for greater than 12 months. We do not intend to sell these available-for-sale securities, and it is not more likely than not that we will be required to sell these securities prior to recovery of their amortized cost basis. Based on our review of these available-for-sale securities, the unrealized losses at September 30, 2023 were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. We have no allowance for credit losses as of September 30, 2023 and December 31, 2022. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss.

Accrued interest receivable on available-for-sale securities was $1.1 million and $0.9 million as of September 30, 2023 and December 31, 2022, respectively. We have not written off any accrued interest receivables for the nine months ended September 30, 2023 and 2022.

4. Fair Value Measurements

As of September 30, 2023 and December 31, 2022, we had cash equivalents and short-term investments measured at fair value on a recurring basis.

Available-for-sale securities consist of U.S. Treasury securities, which are measured at fair value using Level 1 inputs, and corporate debt securities, commercial paper, U.S. Agency bonds and non-U.S. government debt securities which are measured at fair value using Level 2 inputs. We determine the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. We validate the fair values of Level 2 financial instruments by comparing these fair values to a third-party pricing source.

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	September 30, 2023
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$9,012	$9,012	$—

Short-term investments:
U.S. Treasury securities	290,841	290,841	—
Corporate debt securities	78,931	—	78,931
Commercial paper	24,280	—	24,280
U.S. Agency bonds	15,271	—	15,271
Non-U.S. government debt securities	14,530	—	14,530
Total short-term investments	423,853	290,841	133,012
Total	$432,865	$299,853	$133,012

	December 31, 2022
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$37,878	$37,878	$—
U.S. Agency bonds	9,956	—	9,956
Total cash equivalents	47,834	37,878	9,956

Short-term investments:
U.S. Treasury securities	180,049	180,049	—
Corporate debt securities	111,832	—	111,832
Commercial paper	52,941	—	52,941
U.S. Agency bonds	16,043	—	16,043
Non-U.S. government and supranational debt securities	25,318	—	25,318
Total short-term investments	386,183	180,049	206,134
Total	$434,017	$217,927	$216,090

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy.

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	September 30, 2023	December 31, 2022
Laboratory and computer equipment	$1,657	$1,568
Leasehold improvements	1,543	1,543
Furniture and fixtures	1,095	1,032
Property and equipment, gross	4,295	4,143
Less: accumulated depreciation	(2,238)	(1,603)
Property and equipment, net	$2,057	$2,540

Accounts payable and accrued expenses consisted of the following, in thousands:

	September 30, 2023	December 31, 2022
Accounts payable	$1,762	$1,533
Accrued clinical trial research and development expenses	4,889	2,440
Accrued other research and development expenses	8,071	5,030
Accrued compensation and benefits	9,068	10,300
Other accrued expenses	2,053	2,436
Total accounts payable and accrued expenses	$25,843	$21,739

6. Leases

We currently have three operating leases for administrative and research and development office and lab space in San Diego, California and Boston, Massachusetts that expire between July 2024 and July 2031. Under the terms of the operating leases, we are required to pay our proportionate share of property taxes, insurance and normal maintenance costs. Two of our leases include renewal options for an additional five years, which were not included in the determination of the right-of-use, or ROU, asset or lease liability as the renewal was not reasonably certain at the inception of the lease. Our San Diego corporate headquarters lease and our San Diego lease for lab and office space provided for $1.0 million and $0.1 million, respectively, in reimbursements for allowable tenant improvements, which effectively reduced the total lease payments owed.

On August 30, 2023, we entered into an amendment to the lease agreement for office space in Boston, Massachusetts, or the Amendment, pursuant to which the term of the lease was extended by seven years, or the Extended Term, such that the lease will now expire in July 2031. The minimum rent payable during the Extended Term is approximately $0.1 million per month for the first year, which amount will increase by 2% per year over the Extended Term. The Amendment provides (i) a rent credit in the amount of approximately $0.5 million to be applied as a credit against the rent payments due for the months of August 2023 through July 2024, inclusive, and (ii) a tenant improvement allowance in an amount not to exceed approximately $0.8 million, in each case subject to certain conditions. We elected to apply the tenant improvement allowance as a credit against the rent payments due for the months of August 2024 through March 2025, inclusive. Prior to the Amendment, we were required to maintain a standby letter of credit of approximately $0.2 million during the term of the lease which was recorded as restricted cash in the prior period unaudited condensed balance sheets. Under the terms of the Amendment, we are required to maintain a cash deposit of approximately $0.2 million during the term of the lease which was included within other long-term assets in the unaudited condensed balance sheet as of September 30, 2023.

Maturities of lease liabilities as of September 30, 2023 are as follows, in thousands:

Year Ending December 31,
2023 (remaining)	$464
2024	1,545
2025	1,964
2026	1,344
2027	1,371
Thereafter	5,138
Total lease payments	11,826
Less: imputed interest	(3,691)
Total operating lease liabilities	$8,135

As of September 30, 2023 and December 31, 2022, the weighted-average discount rate was 10.3% and 5.5%, respectively, and the weighted-average remaining lease term was 6.3 years and 2.3 years, respectively. Total cash paid for amounts included in the measurement of operating lease liabilities was $1.7 million for both the nine months ended September 30, 2023 and 2022. During the nine months ended September 30, 2023, operating lease ROU assets of approximately $4.7 million were obtained in exchange for operating lease liabilities. No operating lease ROU assets were obtained in exchange for operating lease liabilities for the nine months ended September 30, 2022. Total operating lease expense for the three months ended September 30, 2023 and 2022 was approximately $0.5 million in both periods. Total operating lease expense for the nine months ended September 30, 2023 and 2022 was approximately $1.5 million in both periods.

7. Stockholders’ Equity

In June 2023, we completed a public offering in which we sold an aggregate of 5,660,871 shares of our common stock at a price of $11.50 per share and pre-funded warrants to purchase 3,034,782 shares of our common stock at a price of $11.4999 per pre-funded warrant. The exercise price of each pre-funded warrant is $0.0001 per share and the pre-funded warrants are exercisable from the date of issuance until fully exercised. Net proceeds from the public offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $93.6 million. In addition, the underwriters were granted a 30-day option to purchase up to 1,304,347 additional shares of our common stock, or the Overallotment Option, at the $11.50 per share public offering price. The common stock, pre-funded warrants, and Overallotment Option met the accounting standards guidance for equity classification. The Overallotment Option expired without being exercised in July 2023. We measured the fair value of the Overallotment Option using the Black-Scholes valuation model, which represents a Level 3 fair value measurement, and determined that the value was not material.

8. Share-Based Compensation

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$3,223	$2,492	$9,430	$7,545
General and administrative	3,867	3,863	11,485	11,968
Total share-based compensation expense	$7,090	$6,355	$20,915	$19,513

As of September 30, 2023, unrecognized estimated compensation expense related to stock options and restricted stock units was approximately $42.0 million and $10.8 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.6 years and 2.5 years for stock options and restricted stock units, respectively. On May 31, 2023, upon approval by our stockholders of an amendment to our Amended and Restated 2014 Equity Incentive Plan, we granted an aggregate of 1,313,100 performance-based restricted stock units, or PSUs, to certain executives. The PSUs vest in six equal tranches upon the achievement of certain milestones and service conditions. As of September 30, 2023, we determined that the vesting of the PSUs was not probable and have not been included in share-based compensation expense or unrecognized estimated compensation expense.

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

This Quarterly Report includes forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, that involve a number of risks, uncertainties and assumptions. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “seek”, “estimate,” “predict,” “potential,” “continue,” “likely,” or “opportunity,” the negative of these words or other similar words. Similarly, statements that describe our plans, strategies, intentions, expectations, objectives, goals or prospects and other statements that are not historical facts are also forward-looking statements. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report was filed with the SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, the risk factors identified in our SEC reports, including this Quarterly Report. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to update publicly or revise our forward-looking statements.

References to “we,” “us” and “our” refer to Kura Oncology, Inc.

Overview

We are a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates that target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes, and we intend to pair them with molecular or cellular diagnostics to identify those patients most likely to respond to treatment. We are conducting clinical trials of three product candidates: ziftomenib, tipifarnib and KO-2806. We also have additional programs that are at a discovery stage. We own global commercial rights to all of our programs and product candidates. We plan to advance our product candidates through a combination of internal development and strategic partnerships while maintaining significant development and commercial rights.

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

On February 9, 2023, we announced the dosing of the first patients in the Phase 2 registration-directed portion of the KOMET-001 study of ziftomenib in patients with relapsed/refractory NPM1-mutant AML. Enrollment in the Phase 2 study continues to outperform our projections. The study is expected to enroll a total of 85 patients at approximately 60 U.S. and European sites. We anticipate completion of enrollment of all 85 patients by mid-2024.

In addition to our monotherapy study of ziftomenib, we have initiated a series of studies to evaluate ziftomenib in combination with current standards of care in earlier lines of therapy and across multiple patient populations, including NPM1-mutant and KMT2A-rearranged AML. The first of these studies, which we call KOMET-007, is designed to evaluate ziftomenib in combination with venetoclax and azacitidine in patients with newly diagnosed or relapsed or refractory NPM1-mutant or KMT2A-rearranged AML, and ziftomenib in combination with cytarabine and daunorubicin, or 7+3, in patients with newly diagnosed NPM1-mutant or KMT2A-rearranged AML. On August 3, 2023, we announced that we are dosing patients in KOMET-007. We anticipate having preliminary data from 20 patients in the KOMET-007 study early in the first quarter of 2024.

The second ziftomenib combination study, which we call KOMET-008, is designed to evaluate ziftomenib in combination with gilteritinib in patients with relapsed or refractory NPM1-mutant AML, and ziftomenib in combination with fludarabine, cytarabine, granulocyte-colony stimulating factor, or G-CSF, and idarubicin, or FLAG-IDA, or low-dose cytarabine, or LDAC, in patients with relapsed or refractory NPM1-mutant or KMT2A-rearranged AML. We expect to dose the first patients in KOMET-008 in the first quarter of 2024.

We also intend to evaluate the use of ziftomenib as a maintenance therapy in patients with NPM1-mutant or KMT2A-rearranged AML who have undergone HCT. HCT represents the only potentially curative treatment for AML, yet the most common reason for long-term failure after HCT is disease relapse. We are supporting an investigator-sponsored study, and plan to initiate a company-sponsored study, evaluating the ability of ziftomenib to improve outcomes when administered as a maintenance therapy following HCT. We expect to initiate the post-transplant maintenance program in the first quarter of 2024.

Tipifarnib. Our second product candidate, tipifarnib, is a potent, selective and orally bioavailable farnesyl transferase inhibitor, or FTI, that has been previously studied in more than 5,000 cancer patients and demonstrated compelling and durable anti-cancer activity in certain patients with a manageable side effect profile.

In February 2021, tipifarnib was granted Breakthrough Therapy Designation from the FDA for the treatment of patients with recurrent or metastatic HRAS mutant head and neck squamous cell carcinoma, or HNSCC, with variant allele frequency ≥ 20% after disease progression on platinum-based chemotherapy, or high VAF.

In July 2021, we announced a clinical collaboration with Novartis Pharma AG, or Novartis, to evaluate the combination of tipifarnib and alpelisib, a PI3 kinase alpha inhibitor, in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification. In the fourth quarter of 2021, we commenced a Phase 1/2 open-label, biomarker-defined cohort study, which we call the KURRENT-HN trial, to evaluate the safety and tolerability of the combination, determine the recommended dose and schedule for the combination, and assess early antitumor activity of the combination for the treatment of such patients. Under the terms of our collaboration agreement with Novartis, we sponsor the KURRENT-HN trial and supply tipifarnib, and Novartis supplies alpelisib. On December 16, 2021, we announced dose administration for the first patient in the PIK3CA cohort in KURRENT-HN. In October 2022, we reported the first demonstration of a durable clinical response with the combination of tipifarnib and alpelisib in a patient with PIK3CA-mutated squamous cell carcinoma of the tonsil. Since that time, we have continued dose escalation and have observed evidence of clinical activity at multiple doses, with no dose-limiting toxicities to date for the combination. We continue to evaluate patients in the dose-escalation study to inform the selection of the optimal biologically active dose, or OBAD, for the combination. Once we determine the OBAD, we will continue to evaluate whether the activity supports the development and commercialization of the combination in HNSCC.

On October 21, 2023, we presented the results of our Phase 2 AIM-HN study of tipifarnib in patients with recurrent/metastatic, or R/M, HRAS mutant HNSCC in a late-breaking oral session at the 2023 European Society for Medical Oncology Congress. As of the data cutoff on June 15, 2023, 59 patients with R/M HRAS mutant HNSCC were enrolled in the AIM-HN study, of whom 50 had high VAF and 38 were evaluable for efficacy. Responses were assessed by the investigators and an independent review facility, or IRF, in the modified intent to treat high VAF population. Both assessments by investigators and IRF observed one patient achieving a CR on treatment. Patients had a median of two prior lines of therapy (range 0-6) in the R/M setting and robust activity was seen in second line treatment and beyond with greater activity observed in the second line versus the third line and subsequent treatments. The objective response rate, or ORR, in second line treatment was 29% [0.13, 0.51] in the IRF assessment. The ORR for three FDA-approved therapies for the treatment of HNSCC in the second line range from 13-16%. Tipifarnib was generally well-tolerated with a manageable safety profile. The most common grade 3 or 4 treatment-related adverse events, or TRAEs, seen in at least 10% of patients were cytopenias and TRAEs led to discontinuation of treatment in 7% of patients. We believe the positive results from AIM-HN validate the therapeutic value of farnesyl transferase inhibition.

KO-2806. Our newest product candidate, KO-2806, is a next-generation FTI that we believe demonstrates improved potency, pharmacokinetic and physicochemical properties relative to earlier FTI drug candidates. In January 2023, we announced the clearance by the FDA of our investigational new drug, or IND, application for KO-2806 for the treatment of advanced solid tumors.

We have presented preclinical data in 2023 that we believe illustrate the potential to use FTIs as combination agents to prevent or delay emergence of resistance to certain classes of targeted therapies. In April 2023, we presented preclinical data at the American Association for Cancer Research Annual Meeting highlighting the potential use of FTIs in combination with two distinct classes of targeted therapies. The first of two posters revealed robust synergy between tipifarnib and the standard-of-care antiangiogenic tyrosine kinase inhibitor, or TKI, axitinib in cell- and patient-derived xenograft models of clear cell renal cell carcinoma, or ccRCC. The second poster reported regression of multiple models of KRAS inhibitor-resistant non-small cell lung cancer, or NSCLC, by addition of tipifarnib to adagrasib or sotorasib.

On September 28, 2023, we presented preclinical data in an oral session at the 5th RAS-Targeted Drug Development Summit supporting the development of KO-2806 in combination with KRASG12C inhibitors to drive tumor regressions and durable responses in KRASG12C-mutant NSCLC. KRASG12C inhibitors have previously been shown to activate receptor tyrosine kinase signaling, leading to ERK-RSK and/or mTOR-S6 pathway reactivation. Our new preclinical data show that co-treatment of preclinical models of KRASG12C-mutant NSCLC with KO-2806 and adagrasib deepens signaling inhibition at multiple nodes, including the mitogen-activated protein kinase and mTOR pathways, while decreasing cell proliferation. In both cell-derived, or CDX, and patient-derived, or PDX, xenograft models originating from NSCLC tumors, the combination of KO-2806 with adagrasib induced tumor regressions. In addition, the CDX and PDX models demonstrated enhanced duration and depth of antitumor response compared to adagrasib as a single-agent therapy.

On October 13, 2023, we presented preclinical data at the AACR-NCI-EORTC International Conference supporting the development of KO-2806 with targeted therapies, including TKIs, KRASG12C inhibitors and KRASG12D inhibitors. The first of three posters illustrated that KO-2806 potentiates the antitumor activity of cabozantinib in ccRCC models. The second poster illustrated that KO-2806 blocks oncogenetic signaling at multiple nodes to enhance the antitumor activity of KRASG12C inhibitor adagrasib in KRASG12C NSCLC. The third poster illustrated that KO-2806 constrains compensatory signaling reactivation to deepen responses to KRASG12D inhibition.

We believe these data support our rationale to combine KO-2806 with TKIs in ccRCC and with KRASG12C inhibitors in NSCLC.

We are evaluating the safety, tolerability and preliminary antitumor activity of KO-2806 as a monotherapy and in combination with other targeted therapies in a Phase 1 first-in-human study, which we call the FIT-001 trial. On October 19, 2023, we announced that we dosed the first patient in the monotherapy portion of the FIT-001 trial. We anticipate initiation of dose escalation combination cohorts in advanced solid tumors, beginning with KRASG12C-mutant NSCLC and ccRCC, by mid-2024. On November 2, 2023, we announced a clinical collaboration with Mirati Therapeutics, Inc., or Mirati, to evaluate the combination of KO-2806 and adagrasib, a KRASG12C inhibitor, in patients with NSCLC whose tumors have a KRASG12C mutation. Under the terms of the agreement, Mirati will supply us with adagrasib for the NSCLC combination cohort of the FIT-001 trial, and we will sponsor the trial.

Liquidity Overview

As of September 30, 2023, we had cash, cash equivalents and short-term investments of $452.6 million. In June 2023, we completed a public offering in which we sold an aggregate of 5,660,871 shares of common stock at a price of $11.50 per share as well as pre-funded warrants to purchase 3,034,782 shares of our common stock at a price of $11.4999 per pre-funded warrant. Net proceeds from the public offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $93.6 million.

In February 2022, we entered into a Sales Agreement with SVB Securities LLC, Credit Suisse Securities (USA) LLC and Cantor Fitzgerald & Co. under which we could offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We did not sell any shares of our common stock under the agreement. On November 2, 2023, we terminated the agreement with SVB Securities LLC, Credit Suisse Securities (USA) LLC and Cantor Fitzgerald & Co.

On November 2, 2023, we entered into a new Sales Agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM facility.

On November 2, 2022, we entered into a loan and security agreement, or the Loan Agreement, with several banks and other financial institutions or entities party thereto, or collectively the Lenders, and Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, providing for up to $125.0 million in a series of term loans, or Term Loans. Upon entering into the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million tranche of Term Loans, or the Tranche 1 Loan. On September 15, 2023, the draw period for the remaining $15.0 million of the Tranche 1 Loan expired without us drawing down the additional loan. We have achieved the Tranche 2 Milestone (as defined in the Loan Agreement) and may borrow up to $35.0 million at any time until March 15, 2024. We may borrow (i) an additional tranche of term loans in the amount of up to $40.0 million which will become available to us upon our satisfaction of certain terms and conditions set forth in the Loan Agreement, and (ii) a final tranche of term loans in the amount of up to $25.0 million, subject to the Lenders’ investment committee approval in its sole discretion.

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

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our pipeline programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of September 30, 2023, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Results of Operations

The following table sets forth our results of operations for the periods presented, in thousands:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Change	2023	2022	Change
Research and development expenses	$29,328	$24,973	$4,355	$82,702	$70,144	$12,558
General and administrative expenses	13,145	11,621	1,524	36,340	34,565	1,775
Other income, net	3,871	1,090	2,781	9,197	1,983	7,214

Comparison of the Three Months Ended September 30, 2023 and 2022

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended
	September 30,
	2023	2022	Change
Ziftomenib-related costs	$8,887	$6,146	$2,741
Tipifarnib-related costs	3,403	4,906	(1,503)
KO-2806-related costs	2,817	1,867	950
Discovery stage programs	1,331	819	512
Personnel costs and other expenses	9,667	8,743	924
Share-based compensation expense	3,223	2,492	731
Total research and development expenses	$29,328	$24,973	$4,355

The increase in ziftomenib-related research and development expenses for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to increases in costs related to our registration-directed clinical trial of ziftomenib and the initiation of the ziftomenib combination trials. The decrease in tipifarnib-related research and development expenses for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to the closure of our registration-directed trial of tipifarnib. The increase in KO-2806-related research and development expenses for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to increased costs related to our Phase 1 clinical trial which was initiated in October 2023. The increase in discovery stage program research and development expenses for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to increased research activities for our preclinical-stage product candidates. Personnel costs and other expenses for the three months ended September 30, 2023 increased compared to the same period in 2022 to support our ongoing clinical trials and include employee salaries and related expenses, facilities expenses and overhead expenses. We expect our research and development expenses to increase in future periods as we continue clinical development activities for our ziftomenib and FTI programs.

Other income, net. The increase in other income, net for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to an increase in interest income.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Nine Months Ended
	September 30,
	2023	2022	Change
Ziftomenib-related costs	$23,681	$17,503	$6,178
Tipifarnib-related costs	10,998	14,999	(4,001)
KO-2806-related costs	7,589	3,884	3,705
Discovery stage programs	3,649	1,791	1,858
Personnel costs and other expenses	27,355	24,422	2,933
Share-based compensation expense	9,430	7,545	1,885
Total research and development expenses	$82,702	$70,144	$12,558

The increase in ziftomenib-related research and development expenses for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to increases in costs related to our registration-directed clinical trial of ziftomenib and the initiation of the ziftomenib combination trials. The decrease in tipifarnib-related research and development expenses for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to the closure of our registration-directed trial of tipifarnib. The increase in KO-2806-related research and development expenses for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to increased costs related to our Phase 1 clinical trial which we initiated in October 2023. The increase in discovery stage program research and development expenses for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to increased research activities for our preclinical-stage product candidates. Personnel costs and other expenses for the nine months ended September 30, 2023 increased compared to the same period in 2022 to support our ongoing clinical trials and include employee salaries and related expenses, facilities expenses and overhead expenses.

Other income, net. The increase in other income, net for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to an increase in interest income.

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

On November 2, 2022, we entered into the Loan Agreement with the Lenders and Hercules, in its capacity as agent, providing for up to $125.0 million in a series of Term Loans. Under the terms of the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million tranche of Term Loans, or the Tranche 1 Loan. On September 15, 2023, the draw period for the remaining $15.0 million of the Tranche 1 Loan expired without us drawing down the additional loan. We have achieved the Tranche 2 Milestone (as defined in the Loan Agreement) and may borrow up to $35.0 million, or the Tranche 2 Loan, at any time until March 15, 2024. Thereafter, we may borrow (i) an additional tranche of Term Loans in the amount of up to $40.0 million, or the Tranche 3 Loan, which will become available to us upon our satisfaction of certain terms and conditions set forth in the Loan Agreement, and (ii) a final tranche of Term Loans in the amount of up to $25.0 million, or the Tranche 4 Loan, subject to the Lenders’ investment committee approval in its sole discretion. All of the Term Loans have a maturity date of November 2, 2027, or the Maturity Date. Repayment of the Term Loans is interest only through (a) May 1, 2025, with the satisfaction of the Interest Only Milestone 1 Conditions (as defined in the Loan Agreement), (b) November 1, 2025, if we satisfy the Interest Only Milestone 2 Conditions (as defined in the Loan Agreement), and (c) November 1, 2026, if we satisfy the Approval Milestone (as defined in the Loan Agreement). After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the Maturity Date. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%.

At our option, we may prepay all or any portion of the outstanding Term Loans at any time. Prepayments made on or prior to the third anniversary of the date of the Loan Agreement will be subject to a prepayment fee equal to 1.50% of the principal amount being prepaid. In addition, we paid a facility charge of approximately $0.1 million upon closing, and we have accrued an additional $0.2 million of facility charges as of September 30, 2023 due to the availability of the Tranche 2 Loan. Additional facility charges will be incurred upon the availability of the Tranche 3 Loan or Tranche 4 Loan, in each case in the amount of 0.50% of the amount of such tranche of loans. The Loan Agreement also provides for an end of term fee in an amount equal to the greater of approximately (i) $1.5 million (which is 6.05% of the maximum amount of the first tranche of loans) or (ii) 6.05% of the aggregate principal amount of loan advances actually made under the Loan Agreement, which fee is due and payable on the earliest to occur of (i) the Maturity Date, (ii) the date we prepay the outstanding loans in full, and (iii) the date that the secured obligations become due and payable. Our obligations under the Loan Agreement are secured by substantially all of our assets other than our intellectual property, but including proceeds from the sale, licensing or other disposition of our intellectual property. Our intellectual property is subject to negative covenants, which, among other things, prohibit us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property, subject to limited exceptions.

On November 2, 2022, we entered into a securities purchase agreement with BMS pursuant to which BMS purchased 1,370,171 shares of our common stock in a registered direct offering, at a purchase price of approximately $18.25 per share, for gross proceeds of approximately $25.0 million.

On November 2, 2023, we entered into the ATM Facility under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

We have incurred operating losses and negative cash flows from operating activities since inception. As of September 30, 2023, we had an accumulated deficit of $678.7 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, for reasons including, but not limited to, potential worsening global economic conditions, disruptions to, and volatility in, financial markets in the United States and worldwide, including those resulting from public health epidemics or outbreaks, bank failures, actual or perceived changes in interest rates and economic inflation, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of September 30, 2023, we had cash, cash equivalents and short-term investments of $452.6 million. Based on our current plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses to mid-2026. Our future capital requirements will depend on many factors, including:

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

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Nine Months Ended
	September 30,
	2023	2022	Change
Net cash used in operating activities	$(90,516)	$(83,532)	$(6,984)
Net cash (used in) provided by investing activities	(26,638)	79,945	(106,583)
Net cash provided by financing activities	94,092	3,852	90,240

Operating Activities. The increase in net cash used in operating activities for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to increases of $9.0 million in non-cash net accretion of discount on marketable securities and $7.1 million in net loss, offset by changes in operating assets and liabilities of $7.2 million and an increase of $1.4 million in non-cash share-based compensation expense.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2023 was primarily due to purchases of marketable securities. Net cash provided by investing activities for the nine months ended September 30, 2022 was primarily due to maturities of marketable securities.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2023 was primarily due to $93.6 million in net proceeds from the sale of shares of our common stock and pre-funded warrants to purchase shares of our common stock in our June 2023 public offering. Net cash provided by financing activities for the nine months ended September 30, 2022 related to proceeds of $3.9 million from the issuance of shares of common stock under our equity plans.

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations and commitments as of September 30, 2023, in thousands:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases(1)	$11,826	$1,736	$3,241	$2,755	$4,094
Long-term debt(2)	10,000	—	5,443	4,557	—
Interest payments on long-term debt(3)	4,718	1,108	1,797	1,813	—
Total	$26,544	$2,844	$10,481	$9,125	$4,094

______________________

(1)
Future minimum lease payments under our operating leases in San Diego, California and Boston, Massachusetts.
(2)
Principal payments under our term loan facility.
(3)
Interest payments on our term loan facility. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%. As of September 30, 2023, the interest rate on the Term Loans was 10.90%. In addition, an end of term fee will be due in an amount equal to the greater of approximately (i) $1.5 million or (ii) 6.05% of the aggregate principal amount of loan advances actually made, payable on the earliest of the maturity date, acceleration or prepayment of the Term Loans.

We lease certain office and laboratory space under non-cancelable operating leases. The leases are also subject to additional variable charges for common area maintenance, property taxes, property insurance and other variable costs. See Note 6 of the unaudited condensed financial statements for additional details related to our lease obligations.

We enter into short-term and cancellable agreements in the normal course of operations with clinical sites and contract research organizations, or CROs, for clinical research studies, professional consultants and various third parties for preclinical research studies, clinical supply manufacturing and other services through purchase orders or other documentation. Such short-term agreements are generally outstanding for periods less than one year and are settled by cash payments upon delivery of goods and services. The nature of the work being conducted under these agreements is such that, in most cases, the services may be cancelled upon prior notice of 90 days or less. Payments due upon cancellation generally consist only of payments for services provided and expenses incurred, including non-cancellable obligations of our service providers, up to the date of cancellation. These payments are not included in the table of contractual obligations above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in money market funds, U.S. Treasury securities, corporate debt securities, commercial paper, U.S. Agency bonds and non-U.S. government debt securities. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the unaudited condensed statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on September 30, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

We are also subject to interest expense fluctuations through our Term Loans which, as of September 30, 2023, bear interest at a rate equal to the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65% and are therefore exposed to changes in interest rates through their maturity date in November 2027.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In order to execute on our strategy of advancing the clinical development of our product candidates, we have designed our clinical trials, and expect to design future clinical trials of our product candidates, to include patients who harbor a particular attribute such as a particular genetic alteration, tumor histology or expression level that we believe contribute to or are associated with particular cancer subsets. Our goal in doing this is to enroll patients who have the highest probability of responding to our product candidate and in our Phase 1 and/or proof-of-concept Phase 2 clinical trials, to show early and statistically significant evidence of clinical efficacy. Potential molecular biomarkers we have identified in retrospective analyses of data from clinical trials of ziftomenib or tipifarnib in certain cancer indications may not be prospectively validated as biomarkers of ziftomenib or tipifarnib activity in future clinical trials that we may conduct in these indications. If we are unable to identify molecular or genetic alterations, or biomarkers, that are predictive of response to our product candidates, or we are unable to include patients who harbor the applicable genetic alterations or expression levels in our clinical trials, or if our product candidates fail to work as we expect, our ability to assess the therapeutic effect, seek participation in FDA expedited review and approval programs, including Breakthrough Therapy Designation, Fast Track Designation, Priority Review and Accelerated Approval, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised, resulting in longer development times, larger clinical trials and a reduced likelihood of obtaining regulatory approval.

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

We anticipate that our current product candidates and any future product candidates may be used in combination with third-party drugs or biologics, some of which may still be in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.*

We are currently developing our product candidates, and may develop future product candidates, for use in combination with one or more other cancer therapies, such as venetoclax, azacitidine, cytarabine, daunorubicin, gilteritinib, fludarabine, G-CSF, and idarubicin in the case of ziftomenib, alpelisib in the case of tipifarnib, and cabozantinib and adagrasib in the case of KO-2806, or other drugs, both approved and unapproved. Our ability to develop and ultimately commercialize our current product candidates and any future product candidates used in combination with another drug or biologic will depend on our ability, or the ability of third-party clinical trial sites on which we rely, to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that we, or third-party clinical trial sites on which we rely, will be able to secure a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

Our ability to conduct our clinical trials has been and could continue to be adversely impacted by COVID-19, or other actual or threatened public health epidemics or outbreaks.*

COVID-19 has adversely impacted, and could continue to adversely impact, our ability to conduct our clinical trials. The COVID-19 pandemic has delayed and may continue to delay startup of new clinical trial sites and enrollment in our clinical trials due to staffing challenges, prioritization of hospital resources toward the pandemic, requirements for working remotely and restrictions in travel. Some patients may be unwilling to enroll in our current and future clinical trials or be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. Increased demand at clinical trial sites and quarantined doctors and staff may reduce personnel and other available resources at clinical trial sites needed to conduct our clinical trials and may cause the screening of new patients or clinical trial operations to be delayed or paused. Trial sites have in some cases limited and may continue to limit or prohibit on-site dosing and monitoring to decrease potential exposure of doctors, staff and patients to COVID-19, which may require us to adopt remote monitoring and other procedures to ensure verifiable trial execution. Although we continue to enroll patients in our clinical studies, there is the potential that we may experience significant delays or other material adverse effects from the COVID-19 pandemic with regard to the conduct of our clinical trials and the COVID-19 pandemic could potentially decrease the implementation of protocol required trial activities and the quality of source data verification at clinical trial sites. Additionally, if a clinical trial site is not capable of remote clinical trial capabilities, we may be required to find and engage new clinical trial investigative sites. Any negative impact of the COVID-19 pandemic on patient enrollment or treatment could delay our clinical trial timelines and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, particularly on our current projected timelines. We remain in active dialog with our CROs and clinical sites to minimize the impact of the COVID-19 pandemic to our clinical trials without adversely affecting the safety of patients, the quality of clinical data and overall integrity of our clinical trials. Despite our best efforts, it may prove difficult to continue to treat patients in a timely manner and activation of new sites could be delayed, particularly for our clinical trial sites in areas with high rates of community spread.

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
•
incur increased costs as a result of continued operations as a public company; and
•
manage the risks associated with COVID-19 or any other similar health emergencies.

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

On November 2, 2023, we entered into the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

In November 2022, we entered into a loan and security agreement, or the Loan Agreement, with several banks and other financial institutions or entities party thereto, or collectively the Lenders, and Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, providing for up to $125.0 million in a series of term loans, or Term Loans. Upon entering into the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million tranche of Term Loans, or the Tranche 1 Loan. On September 15, 2023, the draw period for the remaining $15.0 million of the Tranche 1 Loan expired without us drawing down the additional loan. We have achieved the Tranche 2 Milestone (as defined in the Loan Agreement) and may borrow up to $35.0 million at any time until March 15, 2024. Thereafter, we may borrow (i) an additional tranche of Term Loans in the amount of up to $40.0 million which will become available to us upon our satisfaction of certain terms and conditions set forth in the Loan Agreement, and (ii) a final tranche of term loans in the amount of up to $25.0 million, subject to the Lenders’ investment committee approval in its sole discretion. Other than our term loan facility, we do not have any committed external source of funds. While any amounts are outstanding under our term loan facility, we are subject to affirmative and restrictive covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness, transactions with affiliates and a minimum cash covenant, among other customary covenants. If we default under our term loan facility, the Lenders may accelerate our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the Lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The Lenders could accelerate our obligations under the Loan Agreement upon the occurrence of an event of default, which includes, among other things, our failure to satisfy our payment obligations under the Loan Agreement, the breach of certain of our other covenants under the Loan Agreement or the occurrence of a material adverse change, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the Lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

For our KURRENT-HN trial, in addition to relying upon third-party service providers, we depend upon Novartis to supply alpelisib in accordance with the terms of our collaboration agreement. If Novartis does not perform in accordance with the agreement, or the agreement is terminated, the KURRENT-HN trial, and our development plans for tipifarnib in combination with alpelisib, could be materially adversely impacted. Similarly, we depend on Mirati to supply adagrasib for the NSCLC combination cohort of our FIT-001 trial. If Mirati does not perform in accordance with the agreement, or the agreement is terminated, the NSCLC combination cohort of our FIT-001 trial, and our development plans for KO-2806 in combination with adagrasib, could be materially adversely impacted.

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

In addition, the ability of these third parties to conduct certain of their operations, including monitoring of clinical sites, as applicable, may be limited by actual or threatened public health epidemics or outbreaks, and to the extent that such third parties are unable to fulfill their contractual obligations as a result of such events or government orders in response to such events, we may have limited or no recourse under the terms of our contractual agreements with such third parties. Further, if any of the third parties with whom we engage were to experience shutdowns or other substantial disruptions due to actual or threatened public health epidemics or outbreaks, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition.

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

The composition of matter patents covering tipifarnib expired in the United States and in countries in Europe in 2016. Our commercial strategy for tipifarnib relies on obtaining method of use and method of treatment patents, including those directed to specific indications and biomarkers, other patents related to tipifarnib, and method of treatment patents related to farnesyl transferase inhibitors including tipifarnib, and on non-patent regulatory exclusivity. In the United States, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon FDA approval of an NDA for a new chemical entity, or NCE, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any abbreviated new drug application seeking approval of a generic version of that drug or any Section 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that the FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification.

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

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, the United Kingdom’s GDPR, or UK GDPR (collectively, GDPR) and Canada’s Personal Information Protection and Electronic Documents Act, or PIPEDA, impose strict requirements for processing personal data. For example, under the GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros under the EU GDPR/17.5 million British Pounds under the UK GDPR, or 4% of annual global revenue, whichever is greater. Further, the GDPR provides for private litigation related to the processing of personal data that can be brought by classes of data subjects or consumer protection organizations authorized at law to represent the data subjects’ interests.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. For example, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

If there is no lawful manner for us to transfer data from the EEA, UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we may face significant adverse consequences, including the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines, and injunctions against processing or transferring personal data from Europe or elsewhere. Inability to import personal data to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere, limiting our ability to collaborate with parties subject to European and other data protection laws, or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Our employees and personnel may use generative artificial intelligence, or AI, technologies to perform their work, and the disclosure and use of personal information in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law. The IRA, among other things, (1) extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025, (2) directs HHS to negotiate, subject to a specified cap, the price of a set number of certain single-source drugs and biologics covered under Medicare each year starting in 2026, (3) imposes rebates under Medicare Part B and Medicare Part D to penalize manufacturers for price increases that outpace inflation, and (4) makes several changes to the Medicare Part D benefit, including by significantly lowering the beneficiary maximum annual out-of-pocket costs, and through a change in manufacturer liability under the program. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued, and will continue to issue and update, guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry and could negatively affect our business and financial condition. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business.

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

Patents directed to the method of treatment of certain cancers using tipifarnib or a farnesyl transferase inhibitor have been issued to us in a number of jurisdictions, including the United States, Europe, China and Japan. Although these patents are currently in force, there is no guarantee that a court would agree that any of the patents are valid or enforceable. Further, if a competitor were to develop tipifarnib for use in an indication other than that claimed by the patents, we would not be able to prevent the competitor from marketing tipifarnib for such indication in the United States or other jurisdictions based on our currently issued patents. We are pursuing additional U.S. and foreign method of treatment patents for tipifarnib and farnesyl transferase inhibitors, however there is no guarantee that any such patents will be granted or that, if granted, would provide protection against third parties.

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

KO-2806

We have filed patent applications in the United States, and under the Patent Cooperation Treaty, covering the composition of matter of KO-2806 and certain structurally related compounds and methods of using KO-2806 for treating cancers. However, there is no guarantee that patents will be granted from such applications or that, if granted, would provide protection against third parties.

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

If we breach any of the agreements under which we license from third parties the commercialization rights to our product candidates, we could lose license rights that are important to our business and our operations could be materially harmed.*

We have in-licensed rights to ziftomenib and other compounds in our menin-KMT2A program from the University of Michigan. We have also in-licensed from Janssen use, development and commercialization rights in all indications other than virology, for tipifarnib. Additionally, we have an exclusive worldwide license from Memorial Sloan Kettering Cancer Center to a patent family pertaining to a method of use of FTIs, including tipifarnib. As a result, our current business plans are dependent upon our satisfaction of certain conditions to the maintenance of the University of Michigan license agreement and the Janssen license agreement and the rights we license under such agreements and our other in-license agreements. The University of Michigan license agreement and the Janssen license agreement each provides that we are subject to diligence obligations relating to the commercialization and development of the respective product candidates, milestone payments, royalty payments and other obligations. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of our license agreement with University of Michigan, or Janssen, or any of our other license agreements or license agreements we may enter into on which our business or product candidates are dependent, University of Michigan, or Janssen, or other licensors may have the right to terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain product candidates. The loss of the rights licensed to us under our license agreement with University of Michigan, or Janssen, or our other license agreements or any future license agreement that we may enter granting us rights on which our business or product candidates are dependent, would eliminate our ability to further develop the applicable product candidates and would materially harm our business, prospects, financial condition and results of operations.

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

We may not be successful in obtaining or maintaining necessary third-party intellectual property rights for our development pipeline through acquisitions and in-licenses.*

Presently we have rights to intellectual property under an exclusive worldwide license from the University of Michigan for all therapeutic indications for ziftomenib and other compounds in our menin-KMT2A program, an exclusive license from Janssen to develop tipifarnib in all fields other than virology, and an exclusive worldwide license from Memorial Sloan Kettering Cancer Center to a patent family pertaining to a method of use of FTIs, including tipifarnib. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. Additionally, a companion diagnostic may require that we or a third-party collaborator developing the diagnostic acquire proprietary rights held by third parties, which may not be available. We may be unable to acquire or in-license any compositions, methods of use, or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies, which may directly compete with ziftomenib, tipifarnib, KO-2806 and any other future product candidates. In the case of ziftomenib, one of our clinical-stage competitors has published preliminary clinical data demonstrating that their inhibitor of the menin-KMT2A interaction was able to drive clinical benefit, including objective responses, in relapsed or refractory patients with NPM1-mutated and KMT2A-rearranged AML. Based on these data, that competitor has indicated that they plan to complete an NDA submission for relapsed or refractory KMT2A-rearranged acute leukemias under FDA's real-time oncology review by the end of 2023, while having previously received Fast Track Designation from the FDA for relapsed or refractory NPM1-mutant or KMT2A-rearranged acute leukemias, orphan drug designation from the FDA and European Commission for AML and Breakthrough Therapy Designation from the FDA for relapsed or refractory KMT2A-rearranged acute leukemia. If any competitor is able to advance their clinical program more quickly than ours, our commercial opportunity for ziftomenib could be reduced.

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

Risks Related to Employee Matters, Managing Growth and Macroeconomic Conditions

We currently have a limited number of employees, and are highly dependent on our Chief Executive Officer. Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.*

We are a clinical-stage company with a limited operating history, and, as of September 30, 2023, we had 131 full-time employees. We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing, sales and market access personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees, and recruiting additional key employees, may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our discovery and preclinical development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 through September 30, 2023, were $43.00 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders or the perception that such sales could occur could cause the market price of our common stock to decline. On November 2, 2023, we entered into the ATM Facility under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of September 30, 2023, we had 3,775,895 shares of common stock available for grant under the 2014 Plan, options to purchase up to an aggregate of 10,284,251 shares of common stock outstanding, 967,017 unvested restricted stock units outstanding and 1,313,100 unvested performance-based restricted stock units outstanding. On January 1, 2023, an automatic increase pursuant to the 2014 Plan occurred, resulting in 2,732,559 additional shares available for future grant under the 2014 Plan. In May 2023, our stockholders approved an amendment to the 2014 Plan to, among other things, increase the number of shares available for future grant by 4,050,000 shares and remove the automatic annual 4% increase to the number of shares available for future grant.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of September 30, 2023, we had 691,409 shares of common stock reserved for future issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2022, the compensation committee of the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in 2023.

In addition, as of September 30, 2023, (i) warrants to purchase up to (a) 33,988 shares of our common stock at an exercise price of $3.31 per share and (b) 26,078 shares of our common stock at an exercise price of $14.38 per share and (ii) pre-funded warrants to purchase up to 3,034,782 shares of our common stock at an exercise price of $0.0001 per share were outstanding.

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

ITEM 5. OTHER INFORMATION

Entry into New Sales Agreement

On November 2, 2023, we entered into a sales agreement, or Sales Agreement, with Leerink Partners LLC and Cantor Fitzgerald & Co., or collectively, the Agents, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million through the Agents as our sales agents, or ATM Offering.

The Agents may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act, including without limitation sales made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market or otherwise at market prices prevailing at the time of sale, in block transactions, or as otherwise directed by us. The Agents will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay the Agents a commission of up to 3.0% of the gross sales proceeds of any common stock sold through the Agents under the Sales Agreement, and we have also provided the Agents with customary indemnification rights.

We are not obligated to make any sales of our common stock under the Sales Agreement. The offering of shares of common stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

The shares of common stock being offered pursuant to the Sales Agreement will be offered and sold pursuant to an automatic shelf registration statement on Form S-3 and prospectus relating to the ATM Offering that we will file with the SEC.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Termination of Prior Sales Agreement

On November 2, 2023, we and Leerink Partners LLC, Credit Suisse Securities (USA) LLC and Cantor Fitzgerald & Co., or collectively, the Prior Agents, agreed to terminate the sales agreement, or Prior Sales Agreement, that we entered into with the Prior Agents on February 24, 2022, effective November 2, 2023. Under the Prior Sales Agreement, we were permitted to offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $150.0 million through the Prior Agents by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. We did not sell any shares of our common stock under the Prior Sales Agreement.

Trading Plans

During the three months ended September 30, 2023, certain of our officers adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

			Trading Arrangement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Teresa Bair, Chief Legal Officer	Adoption	September 22, 2023	X		ESPP net shares to be purchased	May 31, 2024
Kathleen Ford, Chief Operating Officer	Adoption	August 29, 2023	X		136,261	September 15, 2024

______________________

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Warrant to Purchase Stock issued by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

4.3	Form of Warrant Agreement issued by the Registrant on November 2, 2022 to certain Lenders.		10-K (Exhibit 4.3)	2/23/2023	001-37620

4.4	Amended and Restated Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital, Inc.		10-K (Exhibit 4.4)	2/23/2023	001-37620

4.5	Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital IV, L.P.		10-K (Exhibit 4.5)	2/23/2023	001-37620

4.6	Form of Pre-Funded Warrant		8-K (Exhibit 4.1)	6/14/2023	001-37620

10.1+	Executive Employment Agreement, effective as of August 14, 2023, by and between the Registrant and Brian Powl.	X

10.2	First Amendment to Lease, dated as of August 30, 2023, by and between the Registrant and East Office Operating Limited Partnership.	X

10.3	First Amendment to Loan and Security Agreement, dated as of October 2, 2023, by and between the Registrant and Hercules Capital, Inc.	X

10.4	Sales Agreement, dated November 2, 2023, by and among the Registrant, Leerink Partners LLC and Cantor Fitzgerald & Co.	X

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certifications of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

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

Kura Oncology, Inc.

Date: November 2, 2023	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer
(Principal Executive and Financial Officer)