Form 10-K
period 2023-12-31
Kura Oncology, Inc.
filed 2024-02-27
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting of common equity held by non-affiliates of the registrant was approximately $776.5 million as of June 30, 2023 based on the closing price of $10.58 as reported on the Nasdaq Global Select Market on such date. Shares of the registrant’s common stock held by executive officers, directors, and their affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of February 20, 2024 was 76,136,963 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2023.

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
•
our ability to attract and retain key management, scientific or clinical personnel; and
•
the impact of geopolitical events and actual or threatened public health epidemics and pandemics on our business and operations.

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
•
We currently have no sales personnel. If we are unable to establish effective sales capabilities or enter into agreements with third parties to sell or market our product candidates if they obtain regulatory approval, we may not be able to effectively sell or market our product candidates, if approved, or generate product revenues.
•
We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
•
We are highly dependent on our Chief Executive Officer. Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
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

DRUG CANDIDATE PIPELINE

PROGRAM	CLINICAL TRIAL	STUDY STARTUP	DOSE-ESCALATION	DOSE-VALIDATION	REGISTRATION DIRECTED
ZIFTOMENIB Menin Inhibitor	**KOMET-001** Monotherapy (Relapsed/refractory)	NPM1-mutant acute myeloid leukemia (AML)			
		KMT2A-rearranged acute lymphoblastic leukemia			
		Non-NPM1-mutant /Non-KMT2A-rearranged AML			
	KOMET-007 Combination with venetoclax + azacitidine (Relapsed/refractory)	NPM1-mutant AML			
		KMT2A-rearranged AML			
	KOMET-007 Combination with cytarabine + daunorubicin (Frontline)	NPM1-mutant AML			
		KMT2A-rearranged AML			
	KOMET-008 Combinations with gilteritinib, FLAG-IDA, LDAC (Relapsed/refractory)	NPM1-mutant AML			
		KMT2A-rearranged AML			
TIPIFARNIB Farnesyl Transferase Inhibitor (FTI)	**KURRENT-HN** Combination with alpelisib	PIK3CA-dependent head and neck squamous cell carcinoma (HNSCC)			
KO-2806 Next-Generation FTI	**FIT-001** Monotherapy, combinations with cabozantinib and adagrasib	Solid tumors			
		Clear cell renal cell carcinoma (ccRCC)			
		$KRAS^{G12C}$-mutant non-small cell lung cancer (NSCLC)

Ziftomenib. Our first product candidate, ziftomenib, is a potent, selective, reversible and oral small molecule inhibitor that blocks the interaction of two proteins, menin and the protein expressed by the Lysine K-specific Methyl Transferase 2A gene, or KMT2A gene (formerly referred to as the mixed-lineage leukemia 1 gene).

We received orphan drug designation for ziftomenib for the treatment of acute myeloid leukemia, or AML, from the U.S. Food and Drug Administration, or the FDA, in July 2019. We initiated our global menin-KMT2A Phase 1/2 clinical trial of ziftomenib in relapsed or refractory AML, which we call the Kura Oncology MEnin-KMT2A Trial, or KOMET-001, in September 2019. In the Phase 1a dose-escalation portion of the KOMET-001 trial, ziftomenib demonstrated a wide therapeutic window and encouraging monotherapy activity in an all-comer population of 30 patients with relapsed or refractory AML. A total of 53 patients were treated in the Phase 1b dose-validation and dose-expansion portions of the trial, which consisted of two randomized expansion cohorts, each comprised of nucleophosmin 1-, or NPM1-, mutant and KMT2A-rearranged AML patients. Ziftomenib demonstrated optimal clinical benefit at 600 mg in the Phase 1b portion of the KOMET-001 trial and this dose was designated as the recommended Phase 2 dose, or RP2D.

On June 11, 2023, we presented updated clinical data from KOMET-001, including data from Phase 1b, during a late-breaking oral session at the 2023 European Hematology Association Annual Congress in Frankfurt, Germany, or EHA, including durable activity in patients with heavily pretreated and co-mutated relapsed or refractory NPM1-mutant AML.

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

Durable remissions were observed in patients with NPM1 mutations and other key co-mutations following treatment with ziftomenib. Notably, 33% (2/6) of patients with FLT3 co-mutations, 50% (4/8) of patients with isocitrate dehydrogenase, or IDH, co-mutations and 50% (2/4) of patients with both FLT3 and IDH co-mutations achieved a CR at the 600 mg dose of ziftomenib. Ziftomenib demonstrated an overall response rate, or ORR, of 45% in patients with NPM1-mutant AML treated at the 600 mg dose. The median duration of response, or DoR, for all NPM1-mutant patients treated at 200 mg or 600 mg in the Phase 1a/b portion of the study was 8.2 months (95% CI: 1.0 to NE), with a median follow-up of 8.8 months. The median DoR for such patients censored at stem cell transplant was 5.6 months (95% CI: 1.0 to NE).

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

On February 9, 2023, we announced the dosing of the first patients in the Phase 2 registration-directed portion of the KOMET-001 study of ziftomenib in patients with relapsed or refractory NPM1-mutant AML. Enrollment in the Phase 2 study continues to outperform our projections. The study is expected to enroll a total of 85 patients at approximately 60 U.S. and European sites. We anticipate completion of enrollment of all 85 patients by mid-2024. In May 2023, we amended the KOMET-001 protocol to include a sub-study of ziftomenib in patients with acute lymphoblastic leukemia, or ALL, and two sub-studies of ziftomenib in patients with non-NPM1-mutant and non-KMT2A-rearranged AML. We dosed the first patients in the ALL sub-study in the first quarter of 2024, and we expect to dose the first patients in non-NPM1-mutant and non-KMT2A-rearranged AML by mid-2024.

In addition to our monotherapy study of ziftomenib, we have initiated a series of studies to evaluate ziftomenib in combination with current standards of care in earlier lines of therapy and across multiple patient populations, including NPM1-mutant and KMT2A-rearranged AML. The first of these studies, which we call KOMET-007, is designed to evaluate ziftomenib in combination with venetoclax and azacitidine in patients with newly diagnosed or relapsed or refractory NPM1-mutant or KMT2A-rearranged AML, and ziftomenib in combination with cytarabine and daunorubicin, or 7+3, in patients with newly diagnosed NPM1-mutant or KMT2A-rearranged AML. We initiated dosing of patients in KOMET-007 in the third quarter of 2023.

On January 30, 2024, we announced preliminary data from the first 20 patients in the KOMET-007 study. The first 20 patients were enrolled in KOMET-007 between July 2023 and November 2023, including five newly diagnosed patients with adverse risk NPM1-mutant or KMT2A-rearranged AML and 15 patients with relapsed or refractory NPM1-mutant or KMT2A-rearranged AML. Patients are considered “adverse risk” if they are more than 60 years old and/or have treatment-related AML and/or adverse risk cytogenics per European LeukemiaNet.

Continuous daily dosing of ziftomenib at 200 mg was well tolerated and the safety profile was consistent with features of underlying disease and backbone therapies. No differentiation syndrome events of any grade were reported, and no dose-limiting toxicities, evidence of QTc prolongation, drug-drug interactions or additive myelosuppression were observed. As of the data cutoff on January 11, 2024, all newly diagnosed patients treated with ziftomenib and 7+3 achieved a CR with full count recovery, for a CR rate of 100% (5/5), including four patients with NPM1-mutant AML and one patient with KMT2A-rearranged AML. The ORR among relapsed or refractory patients treated with ziftomenib and venetoclax/azacitidine was 53% (8/15). Among all patients treated with ziftomenib and venetoclax/azacitidine, 40% (6/15) received prior treatment with a menin inhibitor. The rate of CRs or CRs with partial hematologic recovery, or CRh, in patients who were menin inhibitor naïve was 56% (5/9), including 60% (3/5) in patients with NPM1-mutant AML and 50% (2/4) in patients with KMT2A-rearranged AML. The ORR in patients who received prior venetoclax was 40% (4/10), including 60% (3/5) in patients with NPM1-mutant AML. As of the data cutoff, 80% (16/20) of patients remained on trial, including 100% (11/11) of all NPM1-mutant patients.

The 200 mg dose of ziftomenib cleared the safety threshold for dose escalation in the relapsed or refractory venetoclax/azacitidine cohorts and enrollment at the 400 mg dose is ongoing. We anticipate determining the RP2D of ziftomenib in combination with venetoclax and azacitidine by mid-2024, upon which we plan to initiate a Phase 1b dose validation/expansion of ziftomenib in combination with venetoclax and azacitidine in newly diagnosed patients with NPM1-mutant AML (without adverse risk) or KMT2A- rearranged AML. We also have escalated to the 400 mg dose of ziftomenib in the frontline NPM1-mutant 7 + 3 cohort, and we expect to determine the RP2D of ziftomenib in combination with 7 + 3 by mid-2024.

The second ziftomenib combination study, which we call KOMET-008, is designed to evaluate ziftomenib in combination with gilteritinib in patients with relapsed or refractory NPM1-mutant AML, and ziftomenib in combination with fludarabine, cytarabine, granulocyte-colony stimulating factor, or G-CSF, and idarubicin, or FLAG-IDA, or low-dose cytarabine, or LDAC, in patients with relapsed or refractory NPM1-mutant or KMT2A-rearranged AML. On February 26, 2024, we announced that we dosed the first patient in KOMET-008.

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

On December 8, 2023, we announced a clinical collaboration with The Leukemia & Lymphoma Society, or LLS, to evaluate ziftomenib in combination with chemotherapy in pediatric patients with relapsed or refractory KMT2A-rearranged, NUP98-rearranged or NPM1-mutant acute leukemia. Under the terms of the collaboration agreement, LLS will serve as the coordinating sponsor of a Phase 1 study of ziftomenib in pediatric patients with acute leukemias in North America, the Princess Máxima Center for Pediatric Oncology in Utrecht, the Netherlands will serve as the coordinating sponsor of the study in Europe, and Kura will supply LLS and the Princess Máxima Center with ziftomenib for the study.

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

In July 2021, we announced a clinical collaboration with Novartis Pharma AG, or Novartis, to evaluate the combination of tipifarnib and alpelisib, a PI3 kinase alpha inhibitor, in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification. In the fourth quarter of 2021, we commenced a Phase 1/2 open-label, biomarker-defined cohort study, which we call the KURRENT-HN trial, to evaluate the safety and tolerability of the combination, determine the recommended dose and schedule for the combination, and assess early antitumor activity of the combination for the treatment of such patients. Under the terms of our collaboration agreement with Novartis, we sponsor the KURRENT-HN trial and supply tipifarnib, and Novartis supplies alpelisib. In December 2021, we announced dose administration for the first patient in the PIK3CA cohort in KURRENT-HN. In October 2022, we reported the first demonstration of a durable clinical response with the combination of tipifarnib and alpelisib in a patient with PIK3CA-mutated squamous cell carcinoma of the tonsil. Since that time, we have continued dose escalation and have observed evidence of clinical activity, along with a manageable safety profile, at multiple doses. We continue to evaluate patients in the dose-escalation study to inform the selection of the optimal biologically active dose, or OBAD, for the combination, which we expect to determine by the end of 2024. Once we determine the OBAD, we will continue to evaluate whether the activity supports the development and commercialization of the combination in HNSCC.

KO-2806. Our newest product candidate, KO-2806, is a next-generation FTI that we believe demonstrates improved potency, pharmacokinetic and physicochemical properties relative to earlier FTI drug candidates. In January 2023, we announced the clearance by the FDA of our investigational new drug, or IND, application for KO-2806 for the treatment of advanced solid tumors.

We delivered multiple presentations of preclinical data in 2023 that we believe support the development of FTIs such as KO-2806 in combination with targeted therapies.

In April 2023, we presented preclinical data at the American Association for Cancer Research Annual Meeting highlighting the potential use of FTIs in combination with two distinct classes of targeted therapies. The first of two posters revealed robust synergy between tipifarnib and the standard-of-care antiangiogenic tyrosine kinase inhibitor, or TKI, axitinib in cell- and patient-derived xenograft, or PDX, models of clear cell renal cell carcinoma, or ccRCC. The second poster reported regression of multiple models of KRAS inhibitor-resistant non-small cell lung cancer, or NSCLC, by addition of tipifarnib to adagrasib or sotorasib.

On September 28, 2023, we presented preclinical data in an oral session at the 5th RAS-Targeted Drug Development Summit supporting the development of KO-2806 in combination with KRASG12C inhibitors to drive tumor regressions and durable responses in KRASG12C-mutant NSCLC. KRASG12C inhibitors have previously been shown to activate receptor tyrosine kinase signaling, leading to ERK-RSK and/or mTOR-S6 pathway reactivation. Our preclinical data show that co-treatment of preclinical models of KRASG12C-mutant NSCLC with KO-2806 and adagrasib deepens signaling inhibition at multiple nodes, including the mitogen-activated protein kinase and mTOR pathways, while decreasing cell proliferation. In both cell-derived xenograft, or CDX, and PDX models originating from NSCLC tumors, the combination of KO-2806 with adagrasib induced tumor regressions. In addition, the CDX and PDX models demonstrated enhanced duration and depth of antitumor response compared to adagrasib as a single-agent therapy.

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

We are evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary antitumor activity of KO-2806 as a monotherapy and in combination with other targeted therapies in a Phase 1 first-in-human study, which we call the FIT-001 trial. On October 19, 2023, we announced that we dosed the first patient in the monotherapy portion of the FIT-001 trial. We anticipate dosing the first patients with KO-2806 in combination with cabozantinib in ccRCC by mid-2024. On November 2, 2023, we announced a clinical collaboration with Mirati Therapeutics, Inc., or Mirati, to evaluate the combination of KO-2806 and adagrasib in patients with NSCLC whose tumors have a KRASG12C mutation. Under the terms of the agreement, Mirati will supply us with adagrasib for the NSCLC combination cohort of the FIT-001 trial, and we sponsor the trial. We anticipate initiation of the KRASG12C-mutant NSCLC cohort by mid-2024.

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
•
Pursue opportunities to enhance clinical activity, minimize toxicity and address innate and adaptive resistance to standard of care therapies through rational combinations;
•
Build a sustainable product pipeline and advance our programs through a combination of internal discovery and development and external sources, including strategic partnerships, collaborations, in-licenses and acquisitions;
•
Maintain significant development and commercial rights to our product candidates; and
•
Invest in pre-commercial activities to maximize the value of our pipeline assets.

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

Our Approach to Development of Precision Medicines in Oncology

Translational research is the practice of synthesizing our knowledge of basic research, preclinical and clinical data to develop a “bench-to-bedside” understanding of the potential of our product candidates, and it is the principal methodology we utilize to guide our precision medicine approach. We evaluate our product candidates through both in vitro and in vivo experiments to evaluate their potential as therapeutics using a number of tools, including PDX models. PDX models mostly retain the principal histologic and genetic characteristics of their donor tumor and have been shown in many instances to be predictive of clinical outcomes and are increasingly being used for preclinical drug evaluation, biomarker identification, biologic studies and personalized medicine strategies. We evaluate our product candidates in preclinical PDX studies seeking to corroborate clinical data and to identify and prioritize potential clinical indications.

Because we often target molecular and/or genetic alterations that are detectable, companion diagnostic tests can be developed to identify these alterations. Once we have identified a target, we will initially use existing diagnostic tools, such as molecular assays (next-generation sequencing, or NGS, and/or qualitative polymerase chain reaction of DNA and/or RNA), or tissue-based assays such as protein expression by immunohistochemistry to identify patient subsets that we believe will derive increased benefit from our product candidates. As we advance our product candidates clinically and determine the most important screening criteria, we intend to develop companion diagnostics as appropriate, with the help of technology partners, to seek to identify patients, and if our clinical development programs are successful, to support the potential registration and marketing of our product candidates.

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

Clinical Programs and Pipeline

Ziftomenib – A Selective Inhibitor of the Menin-KMT2A Interaction

Overview

We are developing ziftomenib, an orally bioavailable small molecule inhibitor of the menin-KMT2A interaction, for the treatment of genetically defined subsets of acute leukemias, including AML and ALL. The menin-KMT2A program was licensed from the Regents of the University of Michigan, or the University of Michigan.

Acute Leukemias and Genetic Alterations

Acute leukemias, including those with rearrangements or partial tandem duplications in the KMT2A gene as well as those with oncogenic driver mutations in genes such as NPM1, are characterized by chromosomal translocations of the KMT2A gene that are primarily found in patients with AML and ALL and affect both children and adults. These translocations form oncogenes encoding KMT2A fusion proteins, which play a causative role in the onset, development and progression of KMT2A-rearranged leukemias. KMT2A fusion proteins drive the upregulation of expression of a small set of target genes involved in the malignant transformation of blood cells, however, the fusion protein is critically dependent on binding the oncogenic co-factor menin to function. This implies that the menin-KMT2A interaction represents a valuable target for molecular therapy and supports the development of inhibitors of the menin-KMT2A protein-protein interaction.

The target genes of the KMT2A fusion proteins are also found to be overexpressed in a broader subset of AMLs characterized by mutations in NPM1, DNMT3A, IDH1, IDH2 and a different mutation in the KMT2A gene, known as an KMT2A-partial tandem duplication. These mutations also appear to be dependent on the interaction between menin and KMT2A, suggesting that the menin-KMT2A complex is a central node in epigenetic dysregulation driven by distinct oncogenic driver mutations known to be important in AML and other hematologic malignancies.

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

In adults, AML is the most common acute leukemia worldwide. Despite the many available treatments for AML, prognosis for patients remains poor. Approximately 50% of patients with AML who achieve a CR after induction therapy relapse, and 40% of patients relapse after undergoing HCT. By preventing the interaction of menin and KMT2A/MLL, we believe ziftomenib has the potential to address up to 50% of AML cases, including NPM1-mutant AML and KMT2A-rearranged AML.

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

Clinical Development of Ziftomenib in AML

In September 2019, we initiated the KOMET-001 trial, a Phase 1/2 clinical trial of ziftomenib in patients with relapsed or refractory AML to investigate the safety and tolerability of ziftomenib in humans, determine a RP2D, characterize pharmacokinetics of ziftomenib and assess any early evidence of clinical activity.

In December 2020, we announced preliminary results from our KOMET-001 trial at an oral presentation at the 2020 American Society of Hematology Annual Meeting, or ASH. As of the data cutoff date for the ASH presentation, November 2, 2020, the trial had enrolled 12 patients with relapsed or refractory AML, of whom ten were evaluable for safety and tolerability and eight were evaluable for efficacy. Clinical or biological activity was reported in six of the eight efficacy-evaluable patients, including two patients achieving a CR, one patient achieving a morphological leukemia-free state, and one patient experiencing a marked decrease in hydroxyurea requirements and having attained peripheral blood count stabilization. As presented at ASH, ziftomenib was well tolerated with a manageable safety profile. As of the data cutoff date, no drug discontinuations due to treatment-related adverse events and no evidence of QTc prolongation were reported. Treatment related adverse effects (grade ≥ 3) were reported to include pancreatitis, increased lipase, decreased neutrophil count, tumor lysis syndrome and deep venous thrombosis.

In May 2021, we reported that we amended the KOMET-001 trial protocol to include two Phase 1b expansion cohorts at doses that cleared the safety threshold in dose escalation. The Phase 1b portion of the study was designed to determine the lowest dose of ziftomenib that provides maximum biologic and clinical effect, consistent with guidance from the FDA relating to targeted oncology therapies, known as Project Optimus.

In June 2021, we reported that we dosed our first patient in the Phase 1b expansion cohorts. Each cohort – a lower dose (200 mg) and a higher dose (600 mg) – was comprised of NPM1-mutant and KMT2A-rearranged relapsed or refractory AML patients. Both doses demonstrated preliminary evidence of activity and safety and were determined to be well tolerated in the Phase 1a portion of the study.

In November 2021, we reported that the FDA had placed the KOMET-001 trial on a partial clinical hold. The partial clinical hold was initiated following our report to the FDA of a Grade 5 serious adverse event potentially associated with DS, a known adverse event related to differentiating agents in the treatment of AML. Patients who were enrolled in the Phase 1b expansion cohort at the time of the partial clinical hold were permitted to continue to receive ziftomenib, although no additional patients were to be enrolled until the partial clinical hold was lifted. In January 2022, we announced that the FDA had lifted the partial clinical hold on the KOMET-001 trial following agreement on our mitigation strategy for DS, and that the study would resume screening and enrollment of new patients.

In August 2022, we announced that we completed enrollment in the Phase 1b expansion cohorts of the KOMET-001 trial.

In December 2022, we announced updated clinical data from Phase 1a of the KOMET-001 trial that were presented during an oral presentation session at ASH. In the Phase 1a portion of the KOMET-001 trial, ziftomenib demonstrated a wide therapeutic window and encouraging monotherapy activity in an all comer population of 30 patients with relapsed or refractory AML.

On June 11, 2023, we presented updated clinical data from KOMET-001, including data from Phase 1b, during a late-breaking oral session at EHA, including durable activity in patients with heavily pretreated and co-mutated relapsed or refractory NPM1-mutant AML. A total of 53 patients were treated in the Phase 1b dose-validation and dose-expansion portions of the study. Ziftomenib demonstrated optimal clinical benefit at 600 mg in the Phase 1b portion of the KOMET-001 trial and this dose was designated as the RP2D.

As of the data cutoff on April 12, 2023, seven of the 20 patients (35%) with NPM1-mutant AML treated at the RP2D of 600 mg achieved a CR with full count recovery. An eighth patient, who had a CR with partial count recovery after treatment with ziftomenib, subsequently evolved to a CR with full count recovery after HCT and remained on study as of the date of the EHA presentation. In addition, a patient with NPM1-mutant AML treated at 200 mg remained on ziftomenib for 36 cycles as of the data cutoff.

Durable remissions were observed in patients with NPM1 mutations and other key co-mutations following treatment with ziftomenib. Notably, 33% (2/6) of patients with FLT3 co-mutations, 50% (4/8) of patients with IDH co-mutations and 50% (2/4) of patients with both FLT3 and IDH co-mutations achieved a CR at the 600 mg dose of ziftomenib. Ziftomenib demonstrated an ORR of 45% in patients with NPM1-mutant AML treated at the 600 mg dose. The median DoR for all NPM1-mutant patients treated at 200 mg or 600 mg in the Phase 1a/b portion of the study was 8.2 months (95% CI: 1.0 to NE), with a median follow-up of 8.8 months. The median DoR for such patients censored at stem cell transplant was 5.6 months (95% CI: 1.0 to NE).

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

On February 9, 2023, we announced the dosing of the first patients in the Phase 2 registration-directed portion of the KOMET-001 study of ziftomenib in patients with relapsed or refractory NPM1-mutant AML. Enrollment in the Phase 2 study continues to outperform our projections. The study is expected to enroll a total of 85 patients at approximately 60 U.S. and European sites. We anticipate completion of enrollment of all 85 patients by mid-2024. In May 2023, we amended the KOMET-001 protocol to include a sub-study of ziftomenib in patients with ALL, and two sub-studies of ziftomenib in patients with non-NPM1-mutant and non-KMT2A-rearranged AML. We dosed the first patients in the ALL sub-study in the first quarter of 2024, and we expect to dose the first patients in non-NPM1-mutant and non-KMT2A-rearranged AML by mid-2024.

In addition to our monotherapy study of ziftomenib, we have initiated a series of studies to evaluate ziftomenib in combination with current standards of care in earlier lines of therapy and across multiple patient populations, including NPM1-mutant and KMT2A-rearranged AML. The first of these studies, which we call KOMET-007, is designed to evaluate ziftomenib in combination with venetoclax and azacitidine in patients with newly diagnosed or relapsed or refractory NPM1-mutant or KMT2A-rearranged AML, and ziftomenib in combination with 7+3 in patients with newly diagnosed NPM1-mutant or KMT2A-rearranged AML. We initiated dosing of patients in KOMET-007 in the third quarter of 2023.

On January 30, 2024, we announced preliminary data from the first 20 patients in the KOMET-007 study. The first 20 patients were enrolled in KOMET-007 between July 2023 and November 2023, including five newly diagnosed patients with adverse risk NPM1-mutant or KMT2A-rearranged AML and 15 patients with relapsed or refractory NPM1-mutant or KMT2A-rearranged AML. Patients are considered “adverse risk” if they are more than 60 years old and/or have treatment-related AML and/or adverse risk cytogenics per European LeukemiaNet.

Continuous daily dosing of ziftomenib at 200 mg was well tolerated and the safety profile was consistent with features of underlying disease and backbone therapies. No differentiation syndrome events of any grade were reported, and no dose-limiting toxicities, evidence of QTc prolongation, drug-drug interactions or additive myelosuppression were observed. As of the data cutoff on January 11, 2024, all newly diagnosed patients treated with ziftomenib and 7+3 achieved a CR with full count recovery, for a CR rate of 100% (5/5), including four patients with NPM1-mutant AML and one patient with KMT2A-rearranged AML. The ORR among relapsed or refractory patients treated with ziftomenib and venetoclax/azacitidine was 53% (8/15). Among all patients treated with ziftomenib and venetoclax/azacitidine, 40% (6/15) received prior treatment with a menin inhibitor. The rate of CRs or CRhs in patients who were menin inhibitor naïve was 56% (5/9), including 60% (3/5) in patients with NPM1-mutant AML and 50% (2/4) in patients with KMT2A-rearranged AML. The ORR in patients who received prior venetoclax was 40% (4/10), including 60% (3/5) in patients with NPM1-mutant AML. As of the data cutoff, 80% (16/20) of patients remained on trial, including 100% (11/11) of all NPM1-mutant patients.

The 200 mg dose of ziftomenib cleared the safety threshold for dose escalation in the relapsed or refractory venetoclax/azacitidine cohorts and enrollment at the 400 mg dose is ongoing. We anticipate determining the RP2D of ziftomenib in combination with venetoclax and azacitidine by mid-2024, upon which we plan to initiate a Phase 1b dose validation/expansion of ziftomenib in combination with venetoclax and azacitidine in newly diagnosed patients with NPM1-mutant AML (without adverse risk) or KMT2A- rearranged AML. We also have escalated to the 400 mg dose of ziftomenib in the frontline NPM1-mutant 7 + 3 cohort, and we expect to determine the RP2D of ziftomenib in combination with 7 + 3 by mid-2024.

The second ziftomenib combination study, which we call KOMET-008, is designed to evaluate ziftomenib in combination with gilteritinib in patients with relapsed or refractory NPM1-mutant AML, and ziftomenib in combination with FLAG-IDA or LDAC in patients with relapsed or refractory NPM1-mutant or KMT2A-rearranged AML. On February 26, 2024, we announced that we dosed the first patient in KOMET-008.

Registration Strategy for Ziftomenib. Our immediate strategy for ziftomenib in AML is to generate a data package to support an application for marketing approval in relapsed or refractory NPM1-mutant AML. Our comprehensive clinical development plan for ziftomenib also includes the evaluation of ziftomenib in combination with standards of care for NPM1-mutant and KMT2A-rearranged AML in the frontline and relapsed or refractory settings, as described above. We also are evaluating ziftomenib in other indications, beginning with ALL, and plan to evaluate ziftomenib as a maintenance therapy.

We are supporting an investigator-sponsored study, and plan to initiate a company-sponsored study, evaluating the ability of ziftomenib to improve outcomes when administered as a maintenance therapy to patients with NPM1-mutant or KMT2A-rearranged AML following HCT.

Our clinical development plan also includes a pediatric development strategy. On December 8, 2023, we announced a clinical collaboration with LLS to evaluate ziftomenib in combination with chemotherapy in pediatric patients with relapsed or refractory KMT2A-rearranged, NUP98-rearranged or NPM1-mutant acute leukemia. Under the terms of the collaboration agreement, LLS will serve as the coordinating sponsor of a Phase 1 study of ziftomenib in pediatric patients with acute leukemias in North America, the Princess Máxima Center for Pediatric Oncology in Utrecht, the Netherlands will serve as the coordinating sponsor of the study in Europe, and Kura will supply LLS and the Princess Máxima Center with ziftomenib for the study.

Finally, several investigator-sponsored clinical trials of ziftomenib are either open for enrollment or in development, in addition to the clinical trials described above.

Farnesyl Transferase Inhibitors

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

Solid Tumors with HRAS Mutations

Rat sarcoma virus, or RAS, oncogenes are translated into a family of membrane-associated proteins that are involved in regulating cell division in response to growth factor stimulation. The RAS gene family is comprised of three oncogenes: HRAS, KRAS and NRAS. Collectively, the three RAS genes constitute one of the most frequently mutated families of oncogenes in human cancers. Although HRAS mutations are less common overall relative to KRAS and NRAS mutations, they have a higher prevalence in cancers of the thyroid and urinary bladder and in head and neck squamous cell carcinomas.

The HRAS protein is involved in regulating cell division in response to growth factor stimulation. Growth factors act by binding cell surface receptors that span the cell’s plasma membrane. Once activated, receptors stimulate signal transduction events in the cytoplasm, a process by which proteins and second messengers relay signals from outside the cell to the cell nucleus and instruct the cell to grow or divide. HRAS is localized in the plasma membrane, and it is an early player in many signal transduction pathways. HRAS acts as a molecular on/off switch – once HRAS is turned “on” it recruits and activates proteins necessary for the propagation of the receptor’s signal. In certain solid tumors, mutations in HRAS or its upstream regulators cause HRAS to be permanently “on,” resulting in persistent activation of downstream growth and proliferation signals that drive tumor cell growth. FTIs work to prevent the aberrant growth and proliferation of cells that are dependent on these signaling pathways by inhibiting protein farnesylation and subsequent membrane localization of HRAS, thereby switching HRAS “off.” HRAS membrane localization is solely dependent on protein farnesylation, and therefore we believe that our FTI product candidates have the potential for the treatment of HRAS mutant solid tumors.

HNSCC is one of a number of different types of cancer that arises from squamous cells. Squamous cells are found in the outer layer of skin and in the mucous membranes, which are the moist tissues that line body cavities such as the airways and intestines. HNSCC develops in the mucous membranes of the mouth, nose, and throat and is classified by its location. HNSCC is caused by a variety of factors that can alter the DNA in cells. The strongest risk factors for developing this form of cancer are tobacco use, including smoking or using chewing tobacco, and heavy alcohol consumption. In addition, infection with certain strains of human papillomavirus is linked to the development of HNSCC.

HNSCC is a disease of high unmet need. Response rates for the three approved second-line agents, cetuximab (Erbitux®), nivolumab (Opdivo®) and pembrolizumab (Keytruda®), are in the range of 13-16% in unselected populations, with a median progression-free survival of approximately two months and a median overall survival of less than eight months. Data in the literature along with our own clinical data suggest response rates to these second-line agents in patients with HRAS mutations may be even lower.

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

Tipifarnib – An Oral Farnesyl Transferase Inhibitor

Overview

Tipifarnib is a potent, selective and orally bioavailable FTI. We in-licensed tipifarnib from Janssen Pharmaceutica NV, or Janssen, an affiliate of Johnson & Johnson, in December 2014. Previously, tipifarnib was studied in more than 5,000 oncology patients in more than 70 clinical trials and was observed to be generally well tolerated with a manageable side effect profile as a single agent. Although tipifarnib has a well-established safety profile and has demonstrated compelling and durable anti-cancer activity in certain patients, its activity has not been sufficient in any prior clinical trial to support marketing approval by the FDA. However, clinical and preclinical data suggest that, in certain selected patient populations, tipifarnib has the potential to provide significant benefit to cancer patients with limited treatment options. We have worldwide rights to tipifarnib in all indications other than virology.

Tipifarnib as a Monotherapy

We conducted a global Phase 2, multi-center, open-label, non-comparative registration-directed clinical trial of tipifarnib in patients with recurrent/metastatic, or R/M, HRAS mutant HNSCC, which we called AIM-HN. On October 21, 2023, we presented the results of the AIM-HN study in a late-breaking oral session at the 2023 European Society for Medical Oncology Congress. As of the data cutoff on June 15, 2023, 59 patients with R/M HRAS mutant HNSCC were enrolled in the AIM-HN study, of whom 50 had high VAF and 38 were evaluable for efficacy. Responses were assessed by the investigators and an independent review facility, or IRF, in the modified intent to treat high VAF population. Both assessments by investigators and IRF observed one patient achieving a CR on treatment. Patients had a median of two prior lines of therapy (range 0-6) in the R/M setting and robust activity was seen in second line treatment and beyond with greater activity observed in the second line versus the third line and subsequent treatments. The objective response rate in second line treatment was 29% [0.13, 0.51] in the IRF assessment. The objective response rate for three FDA-approved therapies for the treatment of HNSCC in the second line range from 13-16%. Tipifarnib was generally well-tolerated with a manageable safety profile. The most common grade 3 or 4 treatment-related adverse events, or TRAEs, seen in at least 10% of patients were cytopenias and TRAEs led to discontinuation of treatment in 7% of patients. We believe the positive results from AIM-HN validate the therapeutic value of farnesyl transferase inhibition.

While the AIM-HN study generated compelling clinical data, in an ongoing effort to prioritize those programs with the highest potential to create value for patients, health care providers and shareholders, we have decided to discontinue development of tipifarnib as a monotherapy.

Tipifarnib in Combinations

In July 2021, we announced a clinical collaboration with Novartis to evaluate the combination of tipifarnib and alpelisib, a PI3 kinase alpha inhibitor, in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification. In the fourth quarter of 2021, we commenced a Phase 1/2 open-label, biomarker-defined cohort study, which we call the KURRENT-HN trial, to evaluate the safety and tolerability of the combination, determine the recommended dose and schedule for the combination, and assess early antitumor activity of the combination for the treatment of such patients. Under the terms of our collaboration agreement with Novartis, we sponsor the KURRENT-HN trial and supply tipifarnib, and Novartis supplies alpelisib. In December 2021, we announced dose administration for the first patient in the PIK3CA cohort in KURRENT-HN.

In October 2022, we reported the first demonstration that the combination of tipifarnib and alpelisib can induce a durable clinical response in PIK3CA-dependent HNSCC at the EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium, or the Triple Meeting. In a poster presented at the Triple Meeting, we highlighted a patient with stage III squamous cell carcinoma of the tonsil with a PIK3CA mutation who had achieved a durable partial response in the KURRENT-HN trial and continued on-study for more than 27 weeks as of the September 14th data cutoff. Since the Triple Meeting, we have continued dose escalation and have observed evidence of clinical activity at multiple doses. Treatment-related adverse events in KURRENT-HN are consistent with the known safety profiles of each drug and are mostly low-grade and manageable with appropriate standard of care treatment. We continue to evaluate patients in the dose-escalation study to inform the selection of the OBAD for the combination, which we expect to determine by the end of 2024. Once we determine the OBAD, we will continue to evaluate whether the activity supports the development and commercialization of the combination in HNSCC.

We have also evaluated the use of FTIs in combination with EGFR-targeted therapies to prevent emergence of resistance to EGFR-targeted therapies. In November 2022, we announced the initiation of a Phase 1 clinical trial, which we called the KURRENT-LUNG trial, of tipifarnib in combination with osimertinib in treatment-naïve locally advanced or metastatic EGFR mutated NSCLC. In February 2023, we announced that in an ongoing effort to prioritize those programs with the highest potential to create value for patients, health care providers and shareholders, we decided to close our KURRENT-LUNG trial and discontinue further development of tipifarnib in combination with osimertinib, despite compelling preclinical data.

KO-2806- Next-Generation Farnesyl Transferase Inhibitor

Over the past several years, we have pioneered the development of FTIs as combination agents to prevent or delay emergence of resistance to certain classes of targeted therapy in large solid tumor indications. Our preclinical data is supportive of FTIs in combination with a growing number of targeted therapies, including EGFR inhibitors and PI3 kinase alpha inhibitors, as well as TKIs in renal cell carcinoma and KRASG12C inhibitors in lung cancer. Our next-generation FTI, KO-2806, was developed with these applications in mind, and was designed to improve upon the potency, pharmacokinetic and physicochemical properties relative to earlier FTI drug candidates.

We delivered multiple presentations of preclinical data in 2023 that we believe support the development of FTIs such as KO-2806 in combination with targeted therapies.

In April 2023, we presented preclinical data at the American Association for Cancer Research Annual Meeting highlighting the potential use of FTIs in combination with two distinct classes of targeted therapies. The first of two posters revealed robust synergy between tipifarnib and the standard-of-care antiangiogenic TKI axitinib in cell- and PDX models of ccRCC. The second poster reported regression of multiple models of KRAS inhibitor-resistant NSCLC by addition of tipifarnib to adagrasib or sotorasib.

On September 28, 2023, we presented preclinical data in an oral session at the 5th RAS-Targeted Drug Development Summit supporting the development of KO-2806 in combination with KRASG12C inhibitors to drive tumor regressions and durable responses in KRASG12C-mutant NSCLC. KRASG12C inhibitors have previously been shown to activate receptor tyrosine kinase signaling, leading to ERK-RSK and/or mTOR-S6 pathway reactivation. Our preclinical data show that co-treatment of preclinical models of KRASG12C-mutant NSCLC with KO-2806 and adagrasib deepens signaling inhibition at multiple nodes, including the mitogen-activated protein kinase and mTOR pathways, while decreasing cell proliferation. In both CDX and PDX models originating from NSCLC tumors, the combination of KO-2806 with adagrasib induced tumor regressions. In addition, the CDX and PDX models demonstrated enhanced duration and depth of antitumor response compared to adagrasib as a single-agent therapy.

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

In January 2023, we announced the clearance by the FDA of our IND application for KO-2806 for the treatment of advanced solid tumors. We are now evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary antitumor activity of KO-2806 when administered as a monotherapy and in combination with other targeted therapies in a Phase 1 first-in-human study, which we call the FIT-001 trial. We anticipate dosing the first patients with KO-2806 in combination with cabozantinib in ccRCC by mid-2024. On November 2, 2023, we announced a clinical collaboration with Mirati to evaluate the combination of KO-2806 and adagrasib, a KRASG12C inhibitor, in patients with NSCLC whose tumors have a KRASG12C mutation. Under the terms of the agreement, Mirati will supply us with adagrasib for the NSCLC combination cohort of the FIT-001 trial, and we sponsor the trial. We anticipate initiation of the KRASG12C-mutant NSCLC cohort by mid-2024.

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

Menin Inhibitor Competition

Although there are currently no approved drugs targeting the menin-KMT2A interaction, we are aware of other companies engaged in discovery, preclinical or clinical development of menin-KMT2A inhibitors including Syndax, Biomea Fusion, Janssen, Sumitomo Dainippon and Daiichi Sankyo. If ziftomenib or our other product candidates do not offer sustainable advantages over competing products, we may not be able to successfully compete against current and future competitors.

Even if we are successful in developing our product candidates, the resulting products would compete with a variety of established drugs in each targeted therapeutic indication. There are several therapies approved for the treatment of AML, including Abbvie’s/Genentech’s venetoclax (VENCLEXTA®), Novartis’s midostaurin (RYDAPT®), Astellas’s gilteritinib (XOSPATA®), Bristol-Myers Squibb’s, or BMS’s, enasidenib (IDHIFA®), Servier’s ivosidenib (TIBSOVO®), Rigel’s olutasidenib (REZLIDHIA®) and Daiichi-Sankyo’s quizartinib (VANFLYTA®).

FTI Competition

Although there are currently no approved drugs targeting farnesyl transferase, we are aware of several compounds that are now or have previously been in clinical development, including Merck’s lonafarnib, BMS’s BMS-214662, Astellas Pharma’s, formerly OSI Pharmaceuticals, CP-609,754, and AstraZeneca’s AZD3409. To our knowledge, there are no ongoing clinical trials evaluating any of these agents for the treatment of cancer. However, the initiation of clinical development of another farnesyl transferase inhibitor in an oncology setting could become competitively significant, and if tipifarnib or our other product candidates do not offer sustainable advantages over competing products, we may not be able to successfully compete against current and future competitors.

Even if we are successful in developing our product candidates, the resulting products would compete with a variety of established drugs in each targeted therapeutic indication. There are several therapies approved for the treatment of NSCLC, including BMS’s nivolumab (Opdivo®) and ipilimumab (Yervoy®), Merck’s pembrolizumab (Keytruda®), AstraZeneca’s durvalumab (Imfinzi®), Roche’s atezolizumab (Tencentriq®), Regeneron’s cemiplimab-rwlc (Libtayo®), Amgen’s sotorasib (Lumakras®) and Mirati’s/BMS’s adagrasib (Krazati®); RCC, including Keytruda®, Opdivo®, Yervoy®, Exelixis’s cabozantinib (Cabomeyx®), Merck’s axitinib (Inlyta®) and Eisai’s lenvatinib (Lenvima®); and HNSCC, including Opdivo®, Keytruda® and Eli Lilly’s/Merck KGaA’s cetuximab (Erbitux®).

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

We also have begun building a commercial team to create and implement strategies for any products that we may in the future bring to market. We anticipate that our goals for any such commercial teams include developing initiatives with respect to market development or commercialization for any approved products.

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

We monitor and manage our supply chain network for potential changes that could impact our global or regulatory manufacturing supply strategy. We regularly review with our third-party manufacturers and supply chain suppliers their business continuity initiatives and programs.

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

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension for one patent. The allowable patent term extension is calculated as up to half of the drug’s testing phase—the time between IND effective date and NDA submission—plus all of the review phase—the time between NDA submission and approval, up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term, including the extension may not exceed 14 years from the date of NDA approval.

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

Health Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a specific focus of these efforts and has been significantly affected by major legislative initiatives. By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or IRA, which, among other reforms, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

Recently there has been heightened governmental scrutiny over the manner by which manufacturers set prices for their marketed products. For example, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act of 1980, or Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2032. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures. Further, Congress is considering additional health reform measures. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

Human Capital

As of December 31, 2023, we employed 142 full-time employees. Our employees were comprised of 89 in research, development and supply chain and 53 in commercial and general and administrative capacities. As of such date, all our employees were based in the United States except one employee who works from an international location. We also engage temporary consultants and contractors. All of our employees are at-will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time and none of our employees are represented by a labor union with respect to his or her employment with us.

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

Corporate Information

Our corporate headquarters are located at 12730 High Bluff Drive, Suite 400, San Diego, California 92130, and our telephone number is (858) 500-8800. We also occupy offices in Boston, Massachusetts and lab space in San Diego, California. We maintain a website at www.kuraoncology.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to such reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on the Investors & Media portion of our website as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

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

Although we believe there may be potential to pursue a path to approval for ziftomenib for the treatment of patients with particular subtypes of relapsed or refractory AML, we cannot guarantee that ziftomenib will demonstrate sufficient safety and tolerability and clinical activity in that subtype to support an application for approval. Even if ziftomenib demonstrates sufficient activity in one patient subtype, such as patients with NPM1-mutant AML, to support an application in that subset, there can be no assurance it will demonstrate sufficient activity to support an application for approval in other patient subsets. Even if the trial results from ziftomenib demonstrate a compelling clinical benefit, the FDA has substantial discretion in the approval process and may not grant approval based on data generated by us.

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

In addition to the potentially small populations for our clinical trials, the eligibility criteria of our clinical trials will further limit the pool of available trial participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a trial. Additionally, the process of finding and diagnosing patients may prove costly. For example, certain genetic alterations are not included in existing diagnostic panels, have unknown prognostic significance and/or are not targeted by any FDA-approved treatment, and as a result, biomarker testing for such alterations is not routinely performed. To seek to address these limitations, we have contracted with third-party laboratories to facilitate the genetic screening of patients for our clinical sites. However, there is no guarantee that these efforts will be effective.

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

Continuous daily dosing of ziftomenib was well tolerated in the Phase 1b portion of our KOMET-001 trial, with no evidence of drug-induced QTc prolongation. The on-target effect of DS was manageable, with 15% of patients experiencing Grade 1 or 2 events and 5% experiencing a Grade 3 event. Grade ≥3 treatment-emergent adverse events were reported in 17 patients (85%), and included anemia (25%) and thrombocytopenia (20%). Grade ≥3 treatment-related adverse events were reported in six patients (30%). As of the January 11, 2024 data cutoff for the initial data read-out for the KOMET-007 trial, no differentiation syndrome events of any grade were reported, and no dose-limiting toxicities, evidence of QTc prolongation, drug-drug interactions or additive myelosuppression were observed.

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

Our FIT-001 trial represents the first time our KO-2806 compound has been tested in humans. While we can anticipate potential side effects based upon the safety profiles of tipifarnib and other FTIs, we cannot predict the type, frequency or severity of side effects that we will observe in patients treated with KO-2806.

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

On November 2, 2023, we entered into a Sales Agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our current financial condition and projected business operations.

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

We and our collaboration partners have been able to continue to supply our clinical products to our patients and currently do not anticipate any interruptions in supply. To the extent our third-party manufacturers and supply chain suppliers are negatively impacted by geopolitical events such as actual or potential conflicts in the Middle East, Europe or Asia, as well as actual or threatened public health epidemics or outbreaks, we may not be able to provide continuous drug supply to our clinical sites and our clinical trials may be delayed or may not be completed which would have a material adverse effect on our business operations and performance.

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

In the event that we seek regulatory approval for a combination product candidate, we may be required to show that each API in the product candidate makes a contribution to the combined product candidate’s claimed effects and that the dosage of each component, including amount, frequency and duration, is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy. As a result, we may be required to conduct clinical trials comparing each component drug with the combination. This could require us to conduct more extensive and more expensive clinical trials than would be the case for many single agent pharmaceuticals. The need to conduct such trials could make it more difficult and costly to obtain regulatory approval of a combination drug than of a new drug containing only a single API.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, or collectively, process personal data, including data we collect about participants in our clinical trials, and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, sensitive data). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or collectively CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires covered businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA may increase compliance costs and potential liability with respect to other personal data maintained by covered businesses about California residents. Similar laws are being considered in several other states. In addition, data privacy and security laws have been proposed at the federal and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR (collectively, GDPR), and Australia's Privacy Act impose strict requirements for processing personal data. For example, under GDPR, companies may face temporary or definitive bans on data processing, and other corrective actions, fines of up to 20 million Euros under the EU GDPR/17.5 million pounds sterling under the UK GDPR, or, in each case, 4% of annual global revenue, whichever is greater, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, may apply to our clinical trials conducted in Canada. Clinical trials conducted in Asia may be subject to new and emerging data privacy regimes in that region.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we are bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, materials, and other statements regarding data privacy and security. If these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences including, but not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law. The IRA, among other things, (1) extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025, (2) directs HHS to negotiate, subject to a specified cap, the price of a set number of certain single-source drugs and biologics covered under Medicare each year starting in 2026, (3) imposes rebates under Medicare Part B and Medicare Part D to penalize manufacturers for price increases that outpace inflation, and (4) makes several changes to the Medicare Part D benefit, including by significantly lowering the beneficiary maximum annual out-of-pocket costs, and through a change in manufacturer liability under the program. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued, and will continue to issue and update, guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry and could negatively affect our business and financial condition. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s SIP proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business.

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

Patent term extension may be available in the United States or in other jurisdictions to account for regulatory delays in obtaining marketing approval for a product candidate; however, only one patent may be extended per marketed product. The applicable authorities, including the U.S. PTO and the FDA, and any equivalent patent or regulatory authorities in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to patents, or may grant more limited extensions than requested. If this occurs, our competitors who obtain the requisite regulatory approval can offer products with the same API as ziftomenib so long as the competitors do not infringe any patents that we may hold. Competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We expect that following expiration of patents and any regulatory exclusivity we are able to obtain for ziftomenib, competitors may manufacture and sell generic versions of ziftomenib, at a lower price, which would reduce our ziftomenib revenues. In certain jurisdictions, legislation mandates generic substitution for brand name drugs.

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

Patents directed to the method of treatment of certain cancers using tipifarnib or a farnesyl transferase inhibitor have been issued to us in a number of jurisdictions, including the United States, Europe, China and Japan. Although these patents are currently in force, there is no guarantee that a court would agree that any of the patents are valid or enforceable. Further, if a competitor were to develop tipifarnib for use in an indication other than that claimed by our patents, we would not be able to prevent the competitor from marketing tipifarnib for such indication in the United States or other jurisdictions based on our currently issued patents. We are pursuing additional U.S. and foreign method of treatment patents for tipifarnib and farnesyl transferase inhibitors; however, there is no guarantee that any such patents will be granted or that, if granted, would provide protection against third parties.

Under our license agreement with Janssen for tipifarnib, we and Janssen agree to cooperate in obtaining available patent term extensions. We and Janssen may not reach agreement and no patent term extension may be obtained. Additionally, the applicable authorities, including the U.S. PTO and the FDA, and any equivalent patent or regulatory authorities in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to patents, or may grant more limited extensions than requested. If this occurs, our competitors who obtain the requisite regulatory approval can offer products with the same API as tipifarnib so long as the competitors do not infringe any method of use patents that we may hold. Competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. PTO or third-party preissuance observations to the European Patent Office, or EPO, or become involved in patent office post-grant proceedings, such as opposition, derivation, reexamination, inter partes review, or post-grant review proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission or proceeding, or in litigation, could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

For instance, under the Unitary Patent Court system that has been implemented in Europe, patent applicants have the option, upon grant of a patent by the EPO, of electing grant of a Unitary Patent, which will be subject to the jurisdiction of the Unified Patent Court, or UPC. This is a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the U.S. PTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside annuity provider firm and rely on our outside counsel to pay these fees due to patent agencies. The U.S. PTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

Although we do not currently own issued patents or pending patent applications that have been generated through the use of U.S. government funding, our license agreement with the University of Michigan includes intellectual property rights unrelated to ziftomenib that have been generated through the use of U.S. government funding or grants, and we may acquire or license additional intellectual property rights from one or more entities that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the U.S. government exercised its march-in rights in our intellectual property rights generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

We currently have no sales personnel. If we are unable to establish effective sales capabilities or enter into agreements with third parties to sell or market our product candidates if they obtain regulatory approval, we may not be able to effectively sell or market our product candidates, if approved, or generate product revenues.

We currently do not have a sales team for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. In order to commercialize any product candidates, we must build on a territory-by-territory basis sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates continue to progress toward regulatory approval, we intend to establish or expand our sales, marketing, analytics and market access teams with expertise to commercialize our product candidates, which will be expensive and time consuming and will require significant attention of our executive officers to manage. Capable managers with commercial experience may need to be identified and successfully recruited to our company. Any failure or delay in the development of our commercial capabilities would adversely impact the commercialization of any of our products that we obtain approval to market. With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements when needed on acceptable terms or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies, which may directly compete with ziftomenib, tipifarnib, KO-2806 and any other future product candidates. If any competitor is able to advance their clinical program more quickly than ours, the commercial opportunity for our product candidates could be reduced. In the case of ziftomenib, in January 2024, Syndax announced the NDA submission for revumenib in relapsed or refractory KMT2A-rearranged acute leukemia, and could receive regulatory approval for this indication in 2024.

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

Risks Related to Employee Matters, Managing Growth and Macroeconomic Conditions

We are highly dependent on our Chief Executive Officer. Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

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

We expect to expand our development, regulatory, operations, medical affairs, market access and marketing capabilities and potentially implement sales capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

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

If our information technology systems, or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely process sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats that could cause security incidents.

Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain and ability to produce and develop our products or services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to produce and develop our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation information technology systems, cloud-based infrastructure, applications, websites, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our business, including our ability to manufacture drug products and conduct clinical trials, therefore depends on the continuous, effective, reliable and secure operation of our information technology resources. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our products.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive data. Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention, interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive data of the Company could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

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

Actual or threatened public health epidemics or outbreaks may adversely impact our industry, including our clinical trials, our supply chain, our liquidity and access to capital markets and our business development activities.

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

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 through December 31, 2023, were $43.00 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

The resale of shares covered by our effective shelf registration statements could adversely affect the market price of our common stock in the public market, should one develop, which result would in turn negatively affect our ability to raise additional equity capital.

The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. We filed two shelf registration statements with the SEC, which have been declared effective, to register the resale of certain shares of our common stock. The shelf registration statements permit the resale of such shares at any time, subject to restrictions under applicable law. The resale of a significant number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, we expect that, because there are a large number of shares registered pursuant to the shelf registration statements, the selling stockholders named in such registration statements will continue to offer shares covered by such shelf registration statements for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the shelf registration statements may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of December 31, 2023, we had 3,713,092 shares of common stock available for grant under the 2014 Plan, options to purchase up to an aggregate of 10,297,245 shares of common stock outstanding, 956,032 unvested restricted stock units outstanding and 1,313,100 unvested performance-based restricted stock units outstanding. Also, pursuant to our 2023 Inducement Option Plan, or Inducement Plan, we are authorized to grant nonstatutory stock options to individuals that were not previously our employees or directors (or following a bona fide period of non-employment), as an inducement material to the individual’s entry into employment with us, pursuant to Nasdaq Listing Rule 5635(c)(4). As of December 31, 2023, we had 600,000 shares of common stock available for grant under the Inducement Plan.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of December 31, 2023, we had 653,852 shares of common stock reserved for future issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors (or a duly authorized committee thereof) to take action to reduce the size of the increase in any given year. In December 2023, the compensation committee of the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in 2024.

In addition, as of December 31, 2023, (i) warrants to purchase up to (a) 33,988 shares of our common stock at an exercise price of $3.31 per share and (b) 26,078 shares of our common stock at an exercise price of $14.38 per share and (ii) pre-funded warrants to purchase up to 3,034,782 shares of our common stock at an exercise price of $0.0001 per share were outstanding. In connection with our January 2024 private placement, on January 26, 2024 we issued additional pre-funded warrants to purchase up to 7,318,886 shares of our common stock at an exercise price of $0.0001 per share.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic, financial, or competitive in nature, information related to our clinical trials and preclinical studies and information of our employees, or Information Systems and Data.

Our Information Technology, or IT, department identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, manual and automated tools, subscribing to and analyzing reports and services that identify cybersecurity threats and threat actors, evaluating threats that are reported to us, using external intelligence feeds, engaging in internal and external audits, and engaging third parties to conduct threat assessments.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, a disaster recover/business continuity plan and information security policy, encrypting certain data, data segmentation, network security controls, access and physical security controls, asset management, tracking and disposal, systems monitoring, employee training, maintaining cyber insurance and using third party threat detection software.

The head of our IT department reports to our Chief Operating Officer, or COO, and works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business. We have established an Incident Review Team, which consists of representatives of our Finance, IT and Legal departments, to investigate, evaluate and respond to cybersecurity incidents. The Incident Review Team is responsible for escalating confirmed cybersecurity incidents to a Materiality Assessment Team, consisting of members of management. The Materiality Assessment Team is responsible for reporting cybersecurity incidents to the audit committee of the board of directors, as appropriate based upon the nature of the incident (or series of incidents).

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example threat intelligence service providers, cybersecurity software, and darkweb monitoring services. We also use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including the section entitled “Risks Related to Employee Matters, Managing Growth and Macroeconomic Conditions.”

Governance

Our cybersecurity risk assessment and management processes are implemented and maintained by certain company management, including the head of our IT department. The head of IT is responsible for integrating cybersecurity risk considerations into our overall risk management strategy, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response policy is designed to escalate certain cybersecurity incidents to our Materiality Assessment Team, comprised of members of management. In addition, our cybersecurity incident response policy includes reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives regular reports from the head of our IT department concerning the measures we have taken to monitor and evaluate our cybersecurity threat environment and any cybersecurity incidents that have occurred.

Item 2. Properties.

We occupy 13,420 square feet of office space for our corporate headquarters in San Diego, California under a lease that expires in November 2025. We also occupy approximately 16,541 square feet of office space in Boston, Massachusetts under a lease that expires in July 2031, and approximately 5,315 square feet of office and lab space in San Diego, California under a lease that expires in August 2025. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Holders of Record

As of February 20, 2024, there were approximately 106 holders of record of our common stock, which does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

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

Stock Performance Graph and Cumulative Total Return

The graph below shows the cumulative total stockholder return assuming the investment of $100 on December 31, 2018 (and the reinvestment of dividends thereafter), in each of (i) Kura Oncology, Inc.’s common stock, (ii) the Nasdaq Biotechnology Index and (iii) the Nasdaq Composite Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or Indexes.

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

COMPARISON OF CUMULATIVE TOTAL RETURN FROM 12/31/2018 THROUGH 12/31/2023*

Among Kura Oncology, Inc., the Nasdaq Biotechnology Index and the Nasdaq Composite Index

$300
$250
$200
$150
$100
$50
$0
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
Kura Oncology, Inc.
Nasdaq Biotechnology Index
Nasdaq Composite Index

*$100 invested 12/31/2018 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Kura Oncology, Inc. should be read in conjunction with the financial statements and the notes to those statements appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, assumptions and uncertainties. Important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis include, but are not limited to, those set forth in “Item 1A. Risk Factors” in this Annual Report. All forward-looking statements included in this Annual Report are based on information available to us as of the time we file this Annual Report and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements. For the comparison of the financial results for the fiscal years ended December 31, 2022 and 2021, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 23, 2023.

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

We received orphan drug designation for ziftomenib for the treatment of AML from the FDA in July 2019. We initiated our global menin-KMT2A Phase 1/2 clinical trial of ziftomenib in relapsed or refractory AML, which we call KOMET-001, in September 2019. In the Phase 1a dose-escalation portion of the KOMET-001 trial, ziftomenib demonstrated a wide therapeutic window and encouraging monotherapy activity in an all-comer population of 30 patients with relapsed or refractory AML. A total of 53 patients were treated in the Phase 1b dose-validation and dose-expansion portions of the trial, which consisted of two randomized expansion cohorts, each comprised of NPM1-mutant and KMT2A-rearranged AML patients. Ziftomenib demonstrated optimal clinical benefit at 600 mg in the Phase 1b portion of the KOMET-001 trial and this dose was designated as the RP2D.

On June 11, 2023, we presented updated clinical data from KOMET-001, including data from Phase 1b, during a late-breaking oral session at the EHA, including durable activity in patients with heavily pretreated and co-mutated relapsed or refractory NPM1-mutant AML.

As of the data cutoff on April 12, 2023, seven of the 20 patients (35%) with NPM1-mutant AML treated at the RP2D of 600 mg achieved a CR with full count recovery. An eighth patient, who had a CR with partial count recovery after treatment with ziftomenib, subsequently evolved to a CR with full count recovery after HCT and remained on study as of the date of the EHA presentation. In addition, a patient with NPM1-mutant AML treated at 200 mg remained on ziftomenib for 36 cycles as of the data cutoff.

Durable remissions were observed in patients with NPM1 mutations and other key co-mutations following treatment with ziftomenib. Notably, 33% (2/6) of patients with FLT3 co-mutations, 50% (4/8) of patients with IDH co-mutations and 50% (2/4) of patients with both FLT3 and IDH co-mutations achieved a CR at the 600 mg dose of ziftomenib. Ziftomenib demonstrated an ORR of 45% in patients with NPM1-mutant AML treated at the 600 mg dose. The DoR for all NPM1-mutant patients treated at 200 mg or 600 mg in the Phase 1a/b portion of the study was 8.2 months (95% CI: 1.0 to NE), with a median follow-up of 8.8 months. The median DoR for such patients censored at stem cell transplant was 5.6 months (95% CI: 1.0 to NE).

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

On February 9, 2023, we announced the dosing of the first patients in the Phase 2 registration-directed portion of the KOMET-001 study of ziftomenib in patients with relapsed or refractory NPM1-mutant AML. Enrollment in the Phase 2 study continues to outperform our projections. The study is expected to enroll a total of 85 patients at approximately 60 U.S. and European sites. We anticipate completion of enrollment of all 85 patients by mid-2024. In May 2023, we amended the KOMET-001 protocol to include a sub-study of ziftomenib in patients with ALL, and two sub-studies of ziftomenib in patients with non-NPM1-mutant and non-KMT2A-rearranged AML. We dosed the first patients in the ALL sub-study in the first quarter of 2024, and we expect to dose the first patients in non-NPM1-mutant and non-KMT2A-rearranged AML by mid-2024.

In addition to our monotherapy study of ziftomenib, we have initiated a series of studies to evaluate ziftomenib in combination with current standards of care in earlier lines of therapy and across multiple patient populations, including NPM1-mutant and KMT2A-rearranged AML. KOMET-007 is designed to evaluate ziftomenib in combination with venetoclax and azacitidine in patients with newly diagnosed or relapsed or refractory NPM1-mutant or KMT2A-rearranged AML, and ziftomenib in combination with cytarabine and daunorubicin, or 7+3, in patients with newly diagnosed NPM1-mutant or KMT2A-rearranged AML. We initiated dosing of patients in KOMET-007 in the third quarter of 2023.

On January 30, 2024, we announced preliminary data from the first 20 patients in the KOMET-007 study. The first 20 patients were enrolled in KOMET-007 between July 2023 and November 2023, including five newly diagnosed patients with adverse risk NPM1-mutant or KMT2A-rearranged AML and 15 patients with relapsed or refractory NPM1-mutant or KMT2A-rearranged AML. Patients are considered “adverse risk” if they are more than 60 years old and/or have treatment-related AML and/or adverse risk cytogenics per European LeukemiaNet.

Continuous daily dosing of ziftomenib at 200 mg was well tolerated and the safety profile was consistent with features of underlying disease and backbone therapies. No differentiation syndrome events of any grade were reported, and no dose-limiting toxicities, evidence of QTc prolongation, drug-drug interactions or additive myelosuppression were observed. As of the data cutoff on January 11, 2024, all newly diagnosed patients treated with ziftomenib and 7+3 achieved a CR with full count recovery, for a CR rate of 100% (5/5), including four patients with NPM1-mutant AML and one patient with KMT2A-rearranged AML. The ORR among relapsed or refractory patients treated with ziftomenib and venetoclax/azacitidine was 53% (8/15). Among all patients treated with ziftomenib and venetoclax/azacitidine, 40% (6/15) received prior treatment with a menin inhibitor. The rate of CRs or CRhs in patients who were menin inhibitor naïve was 56% (5/9), including 60% (3/5) in patients with NPM1-mutant AML and 50% (2/4) in patients with KMT2A-rearranged AML. The ORR in patients who received prior venetoclax was 40% (4/10), including 60% (3/5) in patients with NPM1-mutant AML. As of the data cutoff, 80% (16/20) of patients remained on trial, including 100% (11/11) of all NPM1-mutant patients.

The 200 mg dose of ziftomenib cleared the safety threshold for dose escalation in the relapsed or refractory venetoclax/azacitidine cohorts and enrollment at the 400 mg dose is ongoing. We anticipate determining the RP2D of ziftomenib in combination with venetoclax and azacitidine by mid-2024, upon which we plan to initiate a Phase 1b dose validation/expansion of ziftomenib in combination with venetoclax and azacitidine in newly diagnosed patients with NPM1-mutant AML (without adverse risk) or KMT2A- rearranged AML. We also have escalated to the 400 mg dose of ziftomenib in the frontline NPM1-mutant 7 + 3 cohort, and we expect to determine the RP2D of ziftomenib in combination with 7 + 3 by mid-2024.

KOMET-008 is designed to evaluate ziftomenib in combination with gilteritinib in patients with relapsed or refractory NPM1-mutant AML, and ziftomenib in combination with fludarabine, cytarabine, G-CSF, and FLAG-IDA, or LDAC, in patients with relapsed or refractory NPM1-mutant or KMT2A-rearranged AML. On February 26, 2024, we announced that we dosed the first patient in KOMET-008.

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

On December 8, 2023, we announced a clinical collaboration with LLS to evaluate ziftomenib in combination with chemotherapy in pediatric patients with relapsed or refractory KMT2A-rearranged, NUP98-rearranged or NPM1-mutant acute leukemia. Under the terms of the collaboration agreement, LLS will serve as the coordinating sponsor of a Phase 1 study of ziftomenib in pediatric patients with acute leukemias in North America, the Princess Máxima Center for Pediatric Oncology in Utrecht, the Netherlands will serve as the coordinating sponsor of the study in Europe, and Kura will supply LLS and the Princess Máxima Center with ziftomenib for the study.

Tipifarnib. Our second product candidate, tipifarnib, is a potent, selective and orally bioavailable FTI that has been previously studied in more than 5,000 cancer patients and demonstrated compelling and durable anti-cancer activity in certain patients with a manageable side effect profile.

In February 2021, tipifarnib was granted Breakthrough Therapy Designation from the FDA for the treatment of patients with HNSCC, with high VAF.

In July 2021, we announced a clinical collaboration with Novartis, to evaluate the combination of tipifarnib and alpelisib, a PI3 kinase alpha inhibitor, in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification. In the fourth quarter of 2021, we commenced the KURRENT-HN trial, to evaluate the safety and tolerability of the combination, determine the recommended dose and schedule for the combination, and assess early antitumor activity of the combination for the treatment of such patients. Under the terms of our collaboration agreement with Novartis, we sponsor the KURRENT-HN trial and supply tipifarnib, and Novartis supplies alpelisib. In December 2021, we announced dose administration for the first patient in the PIK3CA cohort in KURRENT-HN. In October 2022, we reported the first demonstration of a durable clinical response with the combination of tipifarnib and alpelisib in a patient with PIK3CA-mutated squamous cell carcinoma of the tonsil. Since that time, we have continued dose escalation and have observed evidence of clinical activity, along with a manageable safety profile, at multiple doses. We continue to evaluate patients in the dose-escalation study to inform the selection of the OBAD for the combination, which we expect to determine by the end of 2024. Once we determine the OBAD, we will continue to evaluate whether the activity supports the development and commercialization of the combination in HNSCC.

KO-2806. Our newest product candidate, KO-2806, is a next-generation FTI that we believe demonstrates improved potency, pharmacokinetic and physicochemical properties relative to earlier FTI drug candidates. In January 2023, we announced the clearance by the FDA of our IND application for KO-2806 for the treatment of advanced solid tumors.

We delivered multiple presentations of preclinical data in 2023 that we believe support the development of FTIs such as KO-2806 in combination with targeted therapies.

In April 2023, we presented preclinical data at the American Association for Cancer Research Annual Meeting highlighting the potential use of FTIs in combination with two distinct classes of targeted therapies. The first of two posters revealed robust synergy between tipifarnib and the standard-of-care antiangiogenic TKI, axitinib in cell- and PDX models of ccRCC. The second poster reported regression of multiple models of KRAS inhibitor-resistant NSCLC by addition of tipifarnib to adagrasib or sotorasib.

On September 28, 2023, we presented preclinical data in an oral session at the 5th RAS-Targeted Drug Development Summit supporting the development of KO-2806 in combination with KRASG12C inhibitors to drive tumor regressions and durable responses in KRASG12C-mutant NSCLC. KRASG12C inhibitors have previously been shown to activate receptor tyrosine kinase signaling, leading to ERK-RSK and/or mTOR-S6 pathway reactivation. Our preclinical data show that co-treatment of preclinical models of KRASG12C-mutant NSCLC with KO-2806 and adagrasib deepens signaling inhibition at multiple nodes, including the mitogen-activated protein kinase and mTOR pathways, while decreasing cell proliferation. In both CDX and PDX models originating from NSCLC tumors, the combination of KO-2806 with adagrasib induced tumor regressions. In addition, the CDX and PDX models demonstrated enhanced duration and depth of antitumor response compared to adagrasib as a single-agent therapy.

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

We are evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary antitumor activity of KO-2806 as a monotherapy and in combination with other targeted therapies in the FIT-001 trial. On October 19, 2023, we announced that we dosed the first patient in the monotherapy portion of the FIT-001 trial. We anticipate dosing the first patients with KO-2806 in combination with cabozantinib in ccRCC by mid-2024. On November 2, 2023, we announced a clinical collaboration with Mirati, to evaluate the combination of KO-2806 and adagrasib in patients with NSCLC whose tumors have a KRASG12C mutation. Under the terms of the agreement, Mirati will supply us with adagrasib for the NSCLC combination cohort of the FIT-001 trial, and we sponsor the trial. We anticipate initiation of the KRASG12C-mutant NSCLC cohort by mid-2024.

Liquidity Overview

As of December 31, 2023, we had cash, cash equivalents and short-term investments of $424.0 million.

On January 26, 2024, we completed a private placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share), or the Private Placement. We received aggregate gross proceeds from the Private Placement of approximately $150.0 million, before deducting estimated offering expenses.

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

In November 2022, we entered into the Loan Agreement with the Lenders, and Hercules in its capacity as administrative agent and collateral agent for itself and the Lenders, providing for up to $125.0 million in a series of Term Loans. Upon entering into the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million tranche of Term Loans. On September 15, 2023, the draw period for the remaining $15.0 million of the Tranche 1 Loan expired without us drawing down the additional loan. We have achieved the Tranche 2 Milestone (as defined in the Loan Agreement) and may borrow up to $35.0 million at any time until March 15, 2024. We may borrow (i) an additional tranche of term loans in the amount of up to $40.0 million which will become available to us upon our satisfaction of certain terms and conditions set forth in the Loan Agreement, and (ii) a final tranche of term loans in the amount of up to $25.0 million, subject to the Lenders’ investment committee approval in its sole discretion.

Also, in November 2022, we entered into a securities purchase agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which BMS purchased 1,370,171 shares of our common stock in a registered direct offering, at a purchase price of approximately $18.25 per share, for gross proceeds of approximately $25.0 million.

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

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our pipeline programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of December 31, 2023, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2023 and 2022

The following table sets forth our results of operations for the years presented, in thousands:

	Years Ended December 31,
	2023	2022	Change
Research and development expenses	$115,235	$92,812	$22,423
General and administrative expenses	50,569	47,053	3,516
Other income, net	13,173	4,025	9,148

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the years presented, in thousands:

	Years Ended December 31,
	2023	2022	Change
Ziftomenib-related costs	$35,933	$21,067	$14,866
Tipifarnib-related costs	12,190	19,991	(7,801)
KO-2806-related costs	10,629	5,370	5,259
Discovery stage program-related costs	5,399	2,545	2,854
Personnel costs and other expenses	38,424	33,466	4,958
Share-based compensation expense	12,660	10,373	2,287
Total research and development expenses	$115,235	$92,812	$22,423

The increase in ziftomenib-related research and development expenses for the year ended December 31, 2023 compared to 2022 was primarily due to increases in costs related to our registration-directed clinical trial of ziftomenib and the initiation of the ziftomenib combination trials. The decrease in tipifarnib-related research and development expenses for the year ended December 31, 2023 compared to 2022 was primarily due to the closure of our registration-directed trial of tipifarnib. The increase in KO-2806-related research and development expenses for the year ended December 31, 2023 compared to 2022 was primarily due to increased costs related to our Phase 1 clinical trial. The increase in discovery stage program-related research and development expenses for the year ended December 31, 2023 compared to 2022 was primarily due to increased research activities for our preclinical-stage product candidates. The increase in personnel costs and other expenses for the year ended December 31, 2023 compared to 2022 was primarily due to increased costs to support our ongoing clinical trials and includes employee salaries and related expenses, facilities expenses and overhead expenses. We expect our research and development expenses to increase in future periods as we continue clinical development activities for our ziftomenib and FTI programs.

General and Administrative Expenses. The increase in general and administrative expenses for the year ended December 31, 2023 compared to 2022 was primarily due to increases in professional fees and personnel costs. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Other income, net. The increase in other income, net for the year ended December 31, 2023 compared to 2022 was primarily due to an increase in interest income.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities.

On January 26, 2024, we completed the Private Placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share). We received aggregate gross proceeds from the Private Placement of approximately $150.0 million, before deducting estimated offering expenses.

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

At our option, we may prepay all or any portion of the outstanding Term Loans at any time. Prepayments made on or prior to the third anniversary of the date of the Loan Agreement will be subject to a prepayment fee equal to 1.50% of the principal amount being prepaid. In addition, we paid a facility charge of approximately $0.1 million upon closing and an additional approximately $0.2 million of facility charges in November 2023 due to the availability of the Tranche 2 Loan. Additional facility charges will be incurred upon the availability of the Tranche 3 Loan or Tranche 4 Loan, in each case in the amount of 0.50% of the amount of such tranche of loans. The Loan Agreement also provides for an end of term fee in an amount equal to the greater of approximately (i) $1.5 million (which is 6.05% of the maximum amount of the first tranche of loans) or (ii) 6.05% of the aggregate principal amount of loan advances actually made under the Loan Agreement, which fee is due and payable on the earliest to occur of (i) the Maturity Date, (ii) the date we prepay the outstanding loans in full, and (iii) the date that the secured obligations become due and payable. Our obligations under the Loan Agreement are secured by substantially all of our assets other than our intellectual property, but including proceeds from the sale, licensing or other disposition of our intellectual property. As part of the Loan Agreement, we are subject to certain negative covenants, which, among other things, prohibit us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property, subject to limited exceptions.

On November 2, 2023, we entered into the ATM Facility under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

We have incurred operating losses and negative cash flows from operating activities since inception. As of December 31, 2023, we had an accumulated deficit of $721.4 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of December 31, 2023, we had cash, cash equivalents and short-term investments of $424.0 million. Based on our current plans, we believe that our cash, cash equivalents and short-term investments as of December 31, 2023, together with the net proceeds from the Private Placement, will be sufficient to enable us to fund our operating expenses into 2027. Our future capital requirements will depend on many factors, including:

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

The following table provides a summary of our net cash flow activities for the years presented, in thousands:

	Years Ended December 31,
	2023	2022	Change
Net cash used in operating activities	$(124,824)	$(110,062)	$(14,762)
Net cash provided by investing activities	15,557	32,627	(17,070)
Net cash provided by financing activities	94,783	38,565	56,218

Operating Activities. The increase of $14.8 million in net cash used in operating activities for the year ended December 31, 2023 compared to 2022 was primarily due to an increase of $16.8 million in net loss adjusted for $11.0 million in accretion of discount on marketable securities, offset by changes in operating assets and liabilities of $10.8 million.

Investing Activities. Net cash provided by investing activities for the years ended December 31, 2023 and 2022 was primarily due to maturities, offset by purchases of marketable securities.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2023 primarily related to net proceeds of $93.6 million from the sale of shares of our common stock and pre-funded warrants to purchase shares of our common stock in our June 2023 public offering. Net cash provided by financing activities for the year ended December 31, 2022 primarily related to net proceeds of $24.7 million from the BMS equity investment in November 2022, proceeds of $4.4 million from the issuance of shares of common stock under our equity plans and net proceeds of $9.4 million from the issuance of long-term debt.

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations and commitments as of December 31, 2023, in thousands:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases(1)	$11,362	$1,545	$3,308	$2,769	$3,740
Long-term debt(2)	10,000	—	6,105	3,895	—
Interest payments on long-term debt(3)	4,533	1,108	1,693	1,732	—
Total	$25,895	$2,653	$11,106	$8,396	$3,740

______________________

(1)
Future minimum lease payments under our operating leases in San Diego, California and Boston, Massachusetts.
(2)
Principal payments under our term loan facility.
(3)
Interest payments on our term loan facility. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%. As of December 31, 2023, the interest rate on the Term Loans was 10.90%. In addition, an end of term fee will be due in an amount equal to the greater of approximately (i) $1.5 million or (ii) 6.05% of the aggregate principal amount of loan advances actually made, payable on the earliest of the maturity date, acceleration or prepayment of the Term Loans.

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

Recently Adopted Accounting Pronouncements

See Note 2 in the Notes to Financial Statements of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in U.S. Treasury securities, corporate debt securities, non-U.S. government debt securities, money market funds and U.S. Agency bonds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on December 31, 2023, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

We are also subject to interest expense fluctuations through our Term Loans which, as of December 31, 2023, bear interest at a rate equal to the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65% and are therefore exposed to changes in interest rates through their maturity date in November 2027. For interest expense, we do not believe that an increase or decrease in the interest rate would have a significant impact on the statements of operations and comprehensive loss. We believe that should a 10.0% change in the interest rate were to have occurred on December 31, 2023, this change would not have had a material effect on interest expense as of that date.

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2023, 2022 or 2021.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Change in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended December 31, 2023 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kura Oncology, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Kura Oncology, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kura Oncology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

February 27, 2024

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors” and “Executive Officers” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

We have adopted a written code of ethics for directors, officers, including our principal executive and financial officer and our principal accounting officer, and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at www.kuraoncology.com under the Corporate Governance section of our Investors & Media page. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report. We will promptly disclose on our website (i) the nature of any amendment to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics that is granted to one of these specified individuals that is required to be disclosed pursuant to SEC rules and regulations, the name of such person who is granted the waiver and the date of the waiver.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

1. Financial Statements. We have filed the following documents as part of this Annual Report:

2. Financial Statement Schedules.

There are no financial statement schedules provided because the information called for is either not required or is shown either in the financial statements or the notes thereto.

3. Exhibits

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Warrant to Purchase Stock by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

4.3	Form of Warrant Agreement issued by the Registrant on November 2, 2022 to certain Lenders.		10-K (Exhibit 4.3)	2/23/2023	001-37620

4.4	Amended and Restated Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital, Inc.		10-K (Exhibit 4.4)	2/23/2023	001-37620

4.5	Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital IV, L.P.		10-K (Exhibit 4.5)	2/23/2023	001-37620

4.6	Form of Pre-Funded Warrant.		8-K (Exhibit 4.1)	6/14/2023	001-37620

4.7	Description of Registrant’s Common Stock.		10-K (Exhibit 4.3)	2/25/2020	001-37620

4.8	Form of Pre-Funded Warrant.		8-K (Exhibit 4.1)	1/26/2024	001-37620

4.9***	Registration Rights Agreement, dated January 26, 2024, by and among the Registrant and the persons party thereto.		8-K (Exhibit 10.2)	1/26/2024	001-37620

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1+	Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.		8-K (Exhibit 99.1)	6/2/2023	001-37620

10.2+	Form of Restricted Stock Purchase Agreement and Restricted Stock Purchase Award Notice under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.		8-K (Exhibit 10.2)	3/12/2015	000-53058

10.3+	Kura Oncology, Inc. 2015 Employee Stock Purchase Plan.		8-K (Exhibit 10.3)	3/12/2015	000-53058

10.4+	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers.		8-K (Exhibit 10.4)	3/12/2015	000-53058

10.5*	License Agreement, dated December 18, 2014, by and between the Registrant and Janssen Pharmaceutica NV.		10-K (Exhibit 10.5)	2/24/2021	001-37620

10.6*

Patent License Agreement, effective as of December 22, 2014, by and between the Registrant and the Regents of the University of Michigan, as amended on March 3, 2015, July 22, 2015, September 29, 2016, February 1, 2017.

			10-K (Exhibit 10.8)	2/24/2021	001-37620

10.7*	Fifth Amendment to Patent License Agreement, effective as of May 24, 2017, by and between the Registrant and the Regents of the University of Michigan.		10-K (Exhibit 10.9)	2/24/2021	001-37620

10.8+	Amended and Restated Executive Employment Agreement, effective as of January 29, 2016, by and between the Registrant and Troy E. Wilson, Ph.D., J.D.		10-K (Exhibit 10.15)	3/17/2016	001-37620

10.9	Amendment No. 1 to License Agreement, dated June 6, 2016, by and between the Registrant and Janssen Pharmaceutica NV.		10-Q (Exhibit 10.3)	8/10/2016	001-37620

10.10**	Sixth Amendment to Patent License Agreement, effective as of August 24, 2017, by and between the Registrant and the Regents of the University of Michigan.		10-K (Exhibit 10.23)	3/12/2018	001-37620

10.11+	Executive Employment Agreement, effective as of August 9, 2019, by and between the Registrant and Kathleen Ford.		10-Q (Exhibit 10.3)	11/5/2019	001-37620

10.12	Office Lease Agreement, dated January 8, 2020, by and between the Registrant and BRE CA Office Owners LLC.		10-Q (Exhibit 10.28)	2/25/2020	001-37620

10.13	Office Lease Agreement, dated March 24, 2020, by and between the Registrant and East Office Operating Limited Partnership.		10-Q (Exhibit 10.5)	5/4/2020	001-37620

10.14	First Amendment to Office Lease Agreement, dated May 2, 2020 by and between the Registrant and BRE CA Office Owner LLC.		10-Q (Exhibit 10.8)	5/4/2020	001-37620

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.15+	Amended and Restated Non-Employee Director Compensation Policy.		10-Q (Exhibit 10.1)	8/9/2023	001-37620

10.16+

Form of International Stock Option Grant Notice, International Stock Option Agreement and International Notice of Exercise under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.

			10-Q (Exhibit 10.2)	8/9/2023	001-37620

10.17	Second Amendment to Office Lease Agreement, dated October 27, 2020 by and between the Registrant and BRE CA Office Owner LLC.		10-Q (Exhibit 10.2)	11/5/2020	001-37620

10.18+	Amendment to Amended and Restated Executive Employment Agreement, effective as of February 19, 2021, by and between the Registrant and Troy E. Wilson, Ph.D., J.D.		10-K (Exhibit 10.36)	2/24/2021	001-37620

10.19+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.		10-K (Exhibit 10.22)	2/23/2023	001-37620

10.20+	Executive Employment Agreement, effective as of July 22, 2020, by and between the Registrant and Stephen Dale, M.D.		10-Q (Exhibit 10.7)	5/6/2021	001-37620

10.21+	Amendment to Executive Employment Agreement, effective as of February 22, 2021, by and between the Registrant and Stephen Dale, M.D.		10-Q (Exhibit 10.8)	5/6/2021	001-37620

10.22	Lease Agreement, dated May 11, 2021, by and between the Registrant and BP3-SD5 5510 Morehouse Drive LLC.		10-Q (Exhibit 10.1)	8/5/2021	001-37620

10.23+	Form of International Restricted Stock Unit Award Grant Notice and International Restricted Stock Unit Award Agreement under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.		10-K (Exhibit 10.30)	2/24/2022	001-37620

10.24+	Executive Employment Agreement, effective as of October 18, 2021, by and between the Registrant and Teresa Bair.		10-K (Exhibit 10.31)	2/24/2022	001-37620

10.25	Loan and Security Agreement dated as of November 2, 2022 by and between the Registrant and Hercules Capital, Inc.		8-K (Exhibit 10.2)	11/3/2022	001-37620

10.26+	Executive Employment Agreement, effective as of August 14, 2023, by and between the Registrant and Brian Powl.		10-Q (Exhibit 10.1)	11/2/2023	001-37620

10.27	First Amendment to Lease, dated as of August 30, 2023, by and between the Registrant and East Office Operating Limited Partnership.		10-Q (Exhibit 10.2)	11/2/2023	001-37620

10.28	First Amendment to Loan and Security Agreement, dated as of October 2, 2023, by and between the Registrant and Hercules Capital, Inc.		10-Q (Exhibit 10.3)	11/2/2023	001-37620

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.29	Sales Agreement, dated November 2, 2023, by and among the Registrant, Leerink Partners LLC and Cantor Fitzgerald & Co.		10-Q (Exhibit 10.4)	11/2/2023	001-37620

10.30+	Kura Oncology, Inc. 2023 Inducement Option Plan and Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder.		8-K (Exhibit 99.1)	12/22/2023	001-37620

23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney (see signature page).	X

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

97.1	Kura Oncology, Inc. Incentive Compensation Recoupment Policy.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

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

*** Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kura Oncology, Inc.

Date: February 27, 2024	By:	/s/ Troy E. Wilson, Ph.D., J.D.
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

Name	Title	Date

/s/ Troy E. Wilson, Ph.D., J.D.	President, Chief Executive Officer and Chairman of the Board of Directors	February 27, 2024
Troy E. Wilson, Ph.D., J.D.	(Principal Executive and Financial Officer)

/s/ Thomas Doyle	Senior Vice President, Finance & Accounting	February 27, 2024
Thomas Doyle	(Principal Accounting Officer)

/s/ Helen Collins, M.D.	Director	February 27, 2024
Helen Collins, M.D.

/s/ Faheem Hasnain	Director	February 27, 2024
Faheem Hasnain

/s/ Thomas Malley	Director	February 27, 2024
Thomas Malley

/s/ Diane Parks	Director	February 27, 2024
Diane Parks

/s/ Carol Schafer	Director	February 27, 2024
Carol Schafer

/s/ Mary Szela	Director	February 27, 2024
Mary Szela

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kura Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kura Oncology, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

Clinical Trial Research and Development Expenses and Accruals

Description of the Matter

During 2023, the Company incurred $115.2 million for research and development expenses and as of December 31, 2023, the Company accrued $7.7 million for clinical trial research and development expenses. As described in Note 2 of the financial statements, the Company records accruals for estimated costs of research and development activities that include contract services for clinical trials. Clinical trial activities are accrued and expensed based on estimates of the period in which services and efforts are expended by contract research organizations (“CROs”) and other third parties. Estimates are determined by reviewing cost information provided by CROs and other third-party vendors, contractual arrangements with CROs and the scope of work to be performed.

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

To test the completeness of the Company’s accrued third-party clinical trial research and development expenses, among other procedures, we obtained supporting evidence of the research and development activities performed for significant clinical trials. We inspected supporting evidence of clinical trial and project status review between internal personnel and third-party service providers to corroborate the status of significant research and development activities. We performed inquiries with clinical project managers to corroborate the status of significant research and development activities. To test the appropriate measurement of accrued research and development costs, we compared the costs for a sample of transactions against the related invoices and contracts, confirmed amounts incurred to-date with third-party service providers, and performed lookback analyses. We also examined a sample of subsequent payments to evaluate the completeness of the accrued third-party clinical trial research and development expenses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Diego, California

February 27, 2024

KURA ONCOLOGY, INC.

BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$37,318	$51,802
Short-term investments	386,639	386,183
Prepaid expenses and other current assets	8,524	8,441
Total current assets	432,481	446,426
Property and equipment, net	1,859	2,540
Operating lease right-of-use assets	6,993	3,842
Other long-term assets	7,602	3,498
Total assets	$448,935	$456,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$33,757	$21,739
Current operating lease liabilities	1,506	2,318
Total current liabilities	35,263	24,057
Long-term debt, net	9,332	9,158
Long-term operating lease liabilities	6,362	2,548
Other long-term liabilities	705	265
Total liabilities	51,662	36,028
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 74,350 and 68,314 shares issued and outstanding as of December 31, 2023 and 2022, respectively	7	7
Additional paid-in capital	1,119,976	997,111
Accumulated other comprehensive loss	(1,271)	(8,032)
Accumulated deficit	(721,439)	(568,808)
Total stockholders’ equity	397,273	420,278
Total liabilities and stockholders’ equity	$448,935	$456,306

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Operating Expenses:
Research and development	$115,235	$92,812	$84,721
General and administrative	50,569	47,053	46,537
Total operating expenses	165,804	139,865	131,258
Other Income (Expense):
Interest and other income, net	14,722	4,254	1,206
Interest expense	(1,549)	(229)	(414)
Total other income, net	13,173	4,025	792
Net Loss	$(152,631)	$(135,840)	$(130,466)

Net loss per share, basic and diluted	$(2.08)	$(2.03)	$(1.97)
Weighted average number of shares used in computing net loss per share, basic and diluted	73,229	66,990	66,352

Comprehensive Loss:
Net loss	$(152,631)	$(135,840)	$(130,466)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities and foreign currency	6,761	(6,243)	(1,835)
Comprehensive loss	$(145,870)	$(142,083)	$(132,301)

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	66,194	$7	$913,354	$46	$(302,502)	$610,905
Share-based compensation expense	—	—	23,579	—	—	23,579
Issuance of common stock under equity plans	378	—	4,426	—	—	4,426
Other comprehensive loss	—	—	—	(1,835)	—	(1,835)
Net loss	—	—	—	—	(130,466)	(130,466)
Balance as of December 31, 2021	66,572	7	941,359	(1,789)	(432,968)	506,609
Issuance of common stock, net of offering costs	1,370	—	24,721	—	—	24,721
Share-based compensation expense	—	—	26,318	—	—	26,318
Issuance of common stock under equity plans	372	—	4,419	—	—	4,419
Issuance of warrants in connection with debt facility	—	—	294	—	—	294
Other comprehensive loss	—	—	—	(6,243)	—	(6,243)
Net loss	—	—	—	—	(135,840)	(135,840)
Balance as of December 31, 2022	68,314	7	997,111	(8,032)	(568,808)	420,278
Issuance of common stock, net of offering costs	5,661	—	60,919	—	—	60,919
Issuance of pre-funded warrants to purchase common stock, net of offering costs	—	—	32,658	—	—	32,658
Share-based compensation expense	—	—	28,082	—	—	28,082
Issuance of common stock under equity plans	375	—	1,206	—	—	1,206
Other comprehensive income	—	—	—	6,761	—	6,761
Net loss	—	—	—	—	(152,631)	(152,631)
Balance as of December 31, 2023	74,350	$7	$1,119,976	$(1,271)	$(721,439)	$397,273

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Operating Activities
Net loss	$(152,631)	$(135,840)	$(130,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	28,082	26,318	23,579
Amortization of premium and accretion of discounts on marketable securities, net	(9,420)	1,610	4,391
Depreciation expense	849	759	558
Non-cash interest expense	477	73	399
Loss from extinguishment of debt	—	—	212
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,960)	(2,935)	(357)
Operating lease right-of-use and other long-term assets	(685)	571	(329)
Accounts payable and accrued expenses	10,327	(802)	(2,518)
Other long-term liabilities	137	184	(20)
Net cash used in operating activities	(124,824)	(110,062)	(104,551)

Investing Activities
Maturities of marketable securities	425,549	303,908	319,969
Purchases of marketable securities	(409,824)	(270,655)	(445,657)
Purchases of property and equipment	(168)	(626)	(1,147)
Net cash provided by (used in) investing activities	15,557	32,627	(126,835)

Financing Activities
Proceeds from issuances of common stock and pre-funded warrants, net of offering costs	93,577	24,721	—
Proceeds from issuance of stock under equity plans	1,206	4,419	4,426
Proceeds from long-term debt	—	10,000	—
Payment of fees related to issuance of long-term debt	—	(575)	—
Repayment of long-term debt	—	—	(7,250)
Payment of fees related to extinguishment of debt	—	—	(611)
Net cash provided by (used in) financing activities	94,783	38,565	(3,435)
Net decrease in cash, cash equivalents	(14,484)	(38,870)	(234,821)
Cash and cash equivalents at beginning of period	51,802	90,672	325,493
Cash and cash equivalents at end of period	$37,318	$51,802	$90,672
Supplemental disclosure of cash flow information:
Interest paid	$1,064	$73	$784
Supplemental non-cash disclosures:
Warrants issued in connection with debt facility	$—	$294	$—

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

References in these Notes to Financial Statements to “Kura Oncology, Inc.,” “we,” “our” or “us,” refer to Kura Oncology, Inc.

2. Summary of Significant Accounting Policies

Reclassifications

The prior period restricted cash balance of approximately $0.2 million has been reclassified to other long-term assets in the accompanying financial statements. See Note 8, Commitments and Contingencies, for further details.

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

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. We operate in a single industry segment which is the discovery and development of precision medicines for the treatment of cancer. Troy E. Wilson, our president and chief executive officer, who serves as the chief operating decision-maker, reviews the operating results on an aggregate basis and manages the operations as a single operating segment in the United States.

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

Employee Retention Credit

Under the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, we were eligible to claim the employee retention credit, which is a refundable tax credit against certain employment taxes. For the year ended December 31, 2023, we recognized $2.8 million of employee retention credits related to wages paid to our employees from July 2020 through September 2021 within operating expenses as a reduction to personnel costs in the statements of operations and comprehensive loss. We filed for the credit with the Internal Revenue Service in the first quarter of 2023. As of December 31, 2023, an employee retention credit receivable of $2.8 million was included within prepaid expenses and other current assets on the balance sheets.

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. For the years ended December 31, 2023, 2022 and 2021, there were no impairments of the value of long-lived assets.

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

Research and Development Expenses

Research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred when these expenditures have no alternative future uses. We are obligated to make upfront payments upon execution of certain research and development agreements. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred. Such amounts are recognized as expense as the related goods are delivered or the related services are performed or such time when we do not expect the goods to be delivered or services to be performed. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise, and therefore have no separate economic value, are expensed as research and development costs at the time such costs are incurred. As of December 31, 2023, we had no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Share-Based Compensation

Our share-based awards are measured at fair value on the date of grant based upon the estimated fair value of common stock. The fair value of awards expected to vest are recognized and amortized on a straight-line basis over the requisite service period of the award less actual forfeitures. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model, or Black-Scholes model, that requires the use of assumptions including volatility, expected term, risk-free rate and the fair value of the underlying common stock. We estimate the fair value of restricted stock units and performance-based restricted stock units granted based on the closing market price of our common stock on the date of grant. Actual forfeitures are applied as they occur, and any compensation cost previously recognized for awards for which the requisite service has not been completed is reversed in the period that the award is forfeited.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, which includes the shares related to outstanding pre-funded warrants (see Note 9), but excludes other potential common stock equivalents. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little or no additional consideration, and are fully vested and exercisable. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period. As we have reported net loss for the years ended December 31, 2023, 2022 and 2021, dilutive net loss per common share is the same as basic net loss per common share for those periods. Common stock equivalents outstanding are comprised of stock options, restricted stock units, performance-based restricted stock units, warrants and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Common stock equivalents outstanding as of December 31, 2023, 2022 and 2021 totaling approximately 12,642,000, 9,266,000 and 7,156,000, respectively, were excluded from the computation of dilutive weighted-average shares outstanding because their effect would be anti-dilutive.

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

3. Investments

We invest in available-for-sale securities consisting of U.S. Treasury securities, corporate debt securities, non-U.S. government and supranational debt securities, money market funds, U.S. Agency bonds and commercial paper. Available-for-sale securities are classified as either cash and cash equivalents or short-term investments on the balance sheets.

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		December 31, 2023
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	1 or less	$13,590	$—	$—	$13,590

Short-term investments:
U.S. Treasury securities	2 or less	300,388	395	(569)	300,214
Corporate debt securities	2 or less	64,591	4	(825)	63,770
Non-U.S. government debt securities	1 or less	15,000	—	(273)	14,727
U.S. Agency bonds	1 or less	7,931	—	(3)	7,928
Total short-term investments		387,910	399	(1,670)	386,639
Total		$401,500	$399	$(1,670)	$400,229

		December 31, 2022
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	1 or less	$37,878	$—	$—	$37,878
U.S. Agency bonds	1 or less	9,956	—	—	9,956
Total cash equivalents		47,834	—	—	47,834

Short-term investments:
U.S. Treasury securities	2 or less	183,051	16	(3,018)	180,049
Corporate debt securities	2 or less	115,763	—	(3,931)	111,832
Commercial paper	1 or less	52,941	—	—	52,941
Non-U.S. government and supranational debt securities	2 or less	26,268	—	(950)	25,318
U.S. Agency bonds	1 or less	16,192	11	(160)	16,043
Total short-term investments		394,215	27	(8,059)	386,183
Total		$442,049	$27	$(8,059)	$434,017

Short-term investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of December 31, 2023 and 2022, short-term investments of $336.6 million and $274.3 million, respectively, had maturities less than one year, and short-term investments of $50.0 million and $111.9 million, respectively, had maturities between one to two years. Realized gains and losses were de minimis for the years ended December 31, 2023, 2022 and 2021.

As of December 31, 2023 and 2022, 16 available-for-sale securities with a fair market value of $155.2 million and 34 available-for-sale securities with a fair market value of $290.0 million, respectively, were in gross unrealized loss positions, $105.0 million and $172.4 million of which were in a continuous unrealized loss position for greater than 12 months, respectively. We do not intend to sell these available-for-sale securities, and it is not more likely than not that we will be required to sell these securities prior to recovery of their amortized cost basis. Based on our review of these available-for-sale securities, the unrealized losses as of December 31, 2023 were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. We have no allowance for credit losses as of December 31, 2023 and 2022. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss.

Accrued interest receivable on available-for-sale securities were $1.1 million and $0.9 million as of December 31, 2023 and 2022, respectively. We have not written off any accrued interest receivables for the years ended December 31, 2023, 2022 and 2021.

4. Fair Value Measurements

As of December 31, 2023 and 2022, we had cash equivalents and short-term investments measured at fair value on a recurring basis.

Available-for-sale securities consist of U.S. Treasury securities, which are measured at fair value using Level 1 inputs, and corporate debt securities, non-U.S. government and supranational debt securities, U.S. Agency bonds and commercial paper which are measured at fair value using Level 2 inputs. We determine the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. We validate the fair values of Level 2 financial instruments by comparing these fair values to a third-party pricing source.

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	December 31, 2023
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$13,590	$13,590	$—

Short-term investments:
U.S. Treasury securities	300,214	300,214	—
Corporate debt securities	63,770	—	63,770
Non-U.S. government debt securities	14,727	—	14,727
U.S. Agency bonds	7,928	—	7,928
Total short-term investments	386,639	300,214	86,425
Total	$400,229	$313,804	$86,425

	December 31, 2022
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$37,878	$37,878	$—
U.S. Agency bonds	9,956	—	9,956
Total cash equivalents	47,834	37,878	9,956

Short-term investments:
U.S. Treasury securities	180,049	180,049	—
Corporate debt securities	111,832	—	111,832
Commercial paper	52,941	—	52,941
Non-U.S. government and supranational debt securities	25,318	—	25,318
U.S. Agency bonds	16,043	—	16,043
Total short-term investments	386,183	180,049	206,134
Total	$434,017	$217,927	$216,090

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

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	December 31,
	2023	2022
Laboratory and computer equipment	$1,657	$1,568
Leasehold improvements	1,543	1,543
Furniture and fixtures	1,111	1,032
Property and equipment, gross	4,311	4,143
Less: accumulated depreciation	(2,452)	(1,603)
Property and equipment, net	$1,859	$2,540

Depreciation expense was $0.8 million, $0.8 million and $0.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Accounts payable and accrued expenses consisted of the following, in thousands:

	December 31,
	2023	2022
Accounts payable	$2,300	$1,533
Accrued clinical trial research and development expenses	7,737	2,440
Accrued other research and development expenses	9,265	5,030
Accrued compensation and benefits	13,153	10,300
Other accrued expenses	1,302	2,436
Total accounts payable and accrued expenses	$33,757	$21,739

6. Long-Term Debt

On November 2, 2022, we entered into a loan and security agreement, or Loan Agreement, with several banks and other financial institutions or entities party thereto, or collectively Lenders, and Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, or in such capacity, Agent. Under the terms of the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million tranche of term loans, or the Tranche 1 Loan. On September 15, 2023, the draw period for the remaining $15.0 million of the Tranche 1 Loan expired without us drawing down the additional loan. We have achieved the Tranche 2 Milestone (as defined in the Loan Agreement) and may borrow up to $35.0 million at any time until March 15, 2024. Thereafter, we may borrow (i) an additional tranche of Term Loans in the amount of up to $40.0 million which will become available to us upon our satisfaction of certain terms and conditions set forth in the Loan Agreement, and (ii) a final tranche of term loans in the amount of up to $25.0 million, subject to the Lenders’ investment committee approval in its sole discretion. All of the Term Loans have a maturity date of November 2, 2027, or the Maturity Date. Repayment of the Term Loans is interest only through (a) May 1, 2025, with the satisfaction of the Interest Only Milestone 1 Conditions (as defined in the Loan Agreement), (b) if we satisfy the Interest Only Milestone 2 Conditions (as defined in the Loan Agreement), November 1, 2025, and (c) if we satisfy the Approval Milestone (as defined in the Loan Agreement), November 1, 2026. After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the Maturity Date. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%. As of December 31, 2023, the interest rate on the Term Loans was 10.90%.

At our option, we may prepay all or any portion of the outstanding Term Loans at any time. Prepayments made on or prior to the third anniversary of the date of the Loan Agreement will be subject to a prepayment fee equal to 1.50% of the principal amount being prepaid. In addition, we paid a facility charge of approximately $0.1 million upon closing and an additional approximately $0.2 million of facility charges in November 2023 due to the availability of the Tranche 2 Loan. Additional facility charges will be incurred upon the availability of the Tranche 3 Loan or Tranche 4 Loan, in each case in the amount of 0.50% of the amount of such tranche of loans. The Loan Agreement also provides for an end of term fee in an amount equal to the greater of approximately (i) $1.5 million (which is 6.05% of the maximum amount of the first tranche of loans) or (ii) 6.05% of the aggregate principal amount of loan advances actually made under the Loan Agreement, which fee is due and payable on the earliest to occur of (i) the Maturity Date, (ii) the date we prepay the outstanding loans in full, and (iii) the date that the secured obligations become due and payable. Our obligations under the Loan Agreement are secured by substantially all of our assets other than our intellectual property, but including proceeds from the sale, licensing or other disposition of our intellectual property. As part of the Loan Agreement, we are subject to certain negative covenants, which, among other things, prohibit us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property, subject to limited exceptions.

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

In addition, the Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. The Loan Agreement also contains events of default that are customary for financings of this type relating to, among other things, payment defaults, breach of covenants, material adverse effects, breach of representations and warranties, cross-default to material indebtedness, bankruptcy-related defaults, judgment defaults, breach of the financial covenants described above, and the occurrence of certain change of control events. Following an event of default and any applicable cure period, a default interest rate equal to the then-applicable interest rate plus 5.0% may be applied to the outstanding principal balance, and the Lenders will have the right upon notice to terminate any undrawn commitments and may accelerate all amounts outstanding under the Loan Agreement, in addition to other remedies available to them as our secured creditors. We were in compliance with all covenants of the Loan Agreement as of December 31, 2023.

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

The following table summarizes maturities of principal obligation payments under the term loan facility as of December 31, 2023, in thousands:

Years Ending December 31,
2025	$2,307
2026	3,798
2027	3,895
Total principal outstanding	10,000
Less: unamortized discounts	(668)
Long-term debt, net	$9,332

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

Janssen License Agreement

In December 2014, we entered into a license agreement with Janssen which was amended in June 2016, under which we received certain intellectual property rights related to tipifarnib in all indications other than virology for a non-refundable $1.0 million upfront license fee and payments upon achievement of certain development and sales-based milestones. Tipifarnib is a clinical-stage compound and all ongoing development, regulatory and commercial work will be completed fully and at our sole expense.

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

Future Milestone Payments under License Agreements

Collectively, all of our license agreements provide for specified development, regulatory and sales-based milestone payments up to a total of $80.2 million payable upon occurrence of each stated event, of which $0.5 million relates to the initiation of certain development activities, $28.9 million relates to the achievement of specified regulatory approvals for the first indication and up to $50.8 million relates to the achievement of specified levels of product sales. Additional payments will be due for each subsequent indication if specified regulatory approvals are achieved. As of December 31, 2023, we have paid milestone payments totaling $0.3 million under the above-mentioned license agreements. Furthermore, if all the programs are successfully commercialized, we will be required to pay tiered royalties on annual net product sales ranging from the low single digits to the low teens, depending on the volume of sales and the respective agreement.

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

On August 30, 2023, we entered into an amendment to the lease agreement for office space in Boston, Massachusetts, or the Amendment, pursuant to which the term of the lease was extended by seven years, or the Extended Term, such that the lease will now expire in July 2031. The minimum rent payable during the Extended Term is approximately $0.1 million per month for the first year, which amount will increase by 2% per year over the Extended Term. The Amendment provides (i) a rent credit in the amount of approximately $0.5 million to be applied as a credit against the rent payments due for the months of August 2023 through July 2024, inclusive, and (ii) a tenant improvement allowance in an amount not to exceed approximately $0.8 million, in each case subject to certain conditions. We elected to apply the tenant improvement allowance as a credit against the rent payments due for the months of August 2024 through March 2025, inclusive. Prior to the Amendment, we were required to maintain a standby letter of credit of approximately $0.2 million during the term of the lease. Under the terms of the Amendment, we are required to maintain a cash deposit of approximately $0.2 million during the term of the lease which was included within other long-term assets in the balance sheet.

Maturities of our lease liabilities as of December 31, 2023 are as follows, in thousands:

Year Ending December 31,
2024	$1,545
2025	1,964
2026	1,344
2027	1,371
2028	1,398
Thereafter	3,740
Total lease payments	11,362
Less: imputed interest	(3,494)
Total operating lease liabilities	$7,868

As of December 31, 2023 and 2022, the weighted-average discount rate was 10.4% and 5.5%, respectively, and the weighted-average remaining lease term was 6.2 years and 2.3 years, respectively.

Total cash paid for amounts included in the measurement of operating lease liabilities, net of tenant improvement reimbursements, was $2.1 million, $2.3 million and $2.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Operating lease ROU assets obtained in exchange for operating lease liabilities were $4.7 million, zero and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Total operating lease expense and rent expense were approximately $2.0 million for all the years ended December 31, 2023, 2022 and 2021.

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

In February 2022, we entered into a Sales Agreement with SVB Securities LLC, Credit Suisse Securities (USA) LLC and Cantor Fitzgerald & Co., or the 2022 Sales Agreement, under which we could offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We did not sell any shares of our common stock under the 2022 Sales Agreement.

On November 2, 2023, we terminated the 2022 Sales Agreement and we entered into a new Sales Agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

In November 2022, we entered into a securities purchase agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which BMS purchased an aggregate of 1,370,171 shares of our common stock at a purchase price of approximately $18.25 per share, for gross proceeds of approximately $25.0 million.

In November 2022, in connection with the Loan Agreement, we issued warrants to certain of the Lenders to purchase up to 26,078 shares of our common stock at an exercise price of $14.38 per share, which are outstanding as of December 31, 2023.

In connection with the loan and security agreement with Oxford Finance LLC and Silicon Valley Bank in 2016, we issued a warrant to Oxford Finance LLC to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share, which remains outstanding as of December 31, 2023.

10. Share-Based Compensation

Equity Incentive Plan

In March 2015, our board of directors adopted our Amended and Restated 2014 Equity Incentive Plan, which was most recently amended in May 2023, or 2014 Plan, to, among other things, increase the shares available for future grant by 4,050,000 shares and remove the automatic annual 4% increase to shares available for future grant. The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation to our employees, consultants and members of our board of directors. We issue shares of common stock upon the exercise of options and vesting of restricted stock unit awards and performance-based restricted stock unit awards with the source of those shares of common stock being newly issued shares. As of December 31, 2023, 24,327,686 shares of common stock had been reserved for issuance and 3,713,092 shares of common stock were available for grant under the 2014 Plan.

Inducement Option Plan

On December 18, 2023, our board of directors adopted the 2023 Inducement Option Plan, or Inducement Plan, to reserve 600,000 shares of our common stock to be used exclusively for grants of nonstatutory stock options to individuals that were not previously our employees or directors (or following a bona fide period of non-employment), as an inducement material to the individual’s entry into employment with us, pursuant to Nasdaq Listing Rule 5635(c)(4). The terms and conditions of the Inducement Plan are substantially similar to our 2014 Plan. As of December 31, 2023, there were 600,000 shares available to be issued from the Inducement Plan.

Employee Stock Purchase Plan

In March 2015, our board of directors adopted the 2015 Employee Stock Purchase Plan, or ESPP. The ESPP permits eligible employees to purchase our common stock at a discount through payroll deductions during defined six-month offering periods. Eligible employees may elect to withhold up to 15% of their base earnings to purchase shares of our common stock at a price equal to 85% of the fair market value on the first day of the offering period or the purchase date, whichever is lower. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares of common stock, subject to the ability of our board of directors to take action to reduce the size of the increase in any given year. In December 2023, the compensation committee of our board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in 2024. As of December 31, 2023, we have issued 250,573 shares of common stock, and 653,852 shares of common stock are reserved for future issuance under the ESPP. Share-based compensation expense related to the ESPP for the years ended December 31, 2023, 2022 and 2021 was $0.3 million in each year.

Stock Options, Restricted Stock Unit Awards and Performance-Based Restricted Stock Unit Awards

Stock Options

The exercise price of all stock options granted was equal to the fair market value of such stock on the date of grant. Stock options generally vest over a four-year period. The maximum contractual term for all stock options is ten years. The following is a summary of stock option activity for the year ended December 31, 2023, in thousands (except per share and years data):

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	8,425	$18.12
Granted	2,857	$11.74
Exercised	(83)	$6.40
Canceled	(902)	$18.01
Outstanding as of December 31, 2023	10,297	$16.46	7.3	$12,883
Vested and expected to vest as of December 31, 2023	10,297	$16.46	7.3	$12,883
Exercisable as of December 31, 2023	5,962	$17.76	6.3	$6,000

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock as of December 31, 2023 of $14.38 per share and the exercise price of stock options that had strike prices below the closing price.

The following summarizes certain information regarding stock options, in thousands (except per share data):

	Years Ended December 31,
	2023	2022	2021
Cash received from options exercised	$534	$3,756	$3,809
Intrinsic value of options exercised	$280	$701	$3,475
Weighted-average grant date fair value per share	$6.99	$8.90	$17.84

As of December 31, 2023, unrecognized estimated compensation expense related to stock options was $37.1 million, which is expected to be recognized over the weighted-average remaining requisite service period of approximately 2.4 years.

Restricted Stock Unit Awards

Restricted stock unit awards, or RSUs, are share awards that, upon vesting, will deliver to the holder shares of our common stock. We began issuing RSUs in 2021. The RSUs generally vest annually over four years.

The following is a summary of RSU activity for the year ended December 31, 2023, in thousands (except per share and years data):

	Number of RSUs	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Period (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	768	$16.20
Granted	528	$11.97
Released	(218)	$16.59
Canceled	(122)	$14.25
Outstanding as of December 31, 2023	956	$14.03	1.2	$13,748
Expected to vest as of December 31, 2023	956	$14.03	1.2	$13,748

As of December 31, 2023, unrecognized estimated compensation expense related to RSUs was $9.1 million, which is expected to be recognized over the weighted-average remaining requisite service period of approximately 2.2 years.

Performance-Based Restricted Stock Unit Awards

On May 31, 2023, upon approval by our stockholders of our amended 2014 Plan, we granted an aggregate of 1,313,100 performance-based restricted stock units, or PSUs, to certain executives. The PSUs vest in six equal tranches upon the achievement of certain milestones and service conditions.

As of December 31, 2023, we determined that the vesting of the PSUs was not probable and therefore have not included them in share-based compensation expense or unrecognized estimated compensation expense.

Share-Based Compensation Expense

Total share-based compensation expense included on the statements of operations and comprehensive loss was comprised of the following, in thousands:

	Years Ended December 31,
	2023	2022	2021
Research and development	$12,660	$10,373	$7,454
General and administrative	15,422	15,945	16,125
Total share-based compensation expense	$28,082	$26,318	$23,579

We estimated the fair value of stock options and ESPP stock purchase rights using the Black-Scholes model based on the date of grant with the following assumptions:

	Options			ESPP
	Years Ended December 31,			Years Ended December 31,
	2023	2022	2021	2023	2022	2021
Expected term (in years)	5.48 — 6.05	5.45 — 6.57	5.50 — 6.08	0.50	0.50	0.50
Expected volatility	59.9% — 66.9%	67.1% — 71.9%	72.0% — 74.6%	51.0% — 52.7%	61.0% — 75.8%	44.8% — 61.8%
Risk-free interest rate	3.5% — 4.7%	1.6% — 4.2%	0.6% — 1.3%	5.4%	1.6%— 4.6%	0.0%— 0.1%
Expected dividend yield	—	—	—	—	—	—

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

11. Related Party Transactions

Our president and chief executive officer is also the sole managing member and a significant stockholder of Araxes Pharma LLC, or Araxes. We have a management services agreement with Araxes pursuant to which Araxes pays us monthly fees for management services calculated based on costs incurred by us in the provision of services to Araxes, plus a reasonable mark-up. For the years ended December 31, 2023, 2022 and 2021, we recorded management fee income of approximately $0.1 million each year, which is included in interest and other income, net on the statements of operations and comprehensive loss. In addition, the agreement allows for Araxes to reimburse us an amount equal to the number of full-time equivalents performing research and development services for Araxes, plus actual expenses as reasonably incurred. For the years ended December 31, 2023, 2022 and 2021, we did not record any reimbursements for research and development expenses provided to Araxes.

12. Employee Benefit Plan

We have a defined contribution 401(k) plan for all employees. Under the terms of the plan, employees may make voluntary contributions as a percentage or defined amount of compensation. We provided a safe harbor contribution of 4.0% of the employee’s compensation, not to exceed eligible limits. For the years ended December 31, 2023, 2022 and 2021, we incurred approximately $1.5 million, $1.2 million and $1.0 million, respectively, in expenses related to the safe harbor contribution.

13. Income Taxes

For the years ended December 31, 2023, 2022 and 2021, we did not record a provision for income taxes due to a full valuation against our deferred taxes.

Our effective income tax rate differs from the statutory federal rate of 21% for the years ended December 31, 2023, 2022 and 2021, due to the following, in thousands:

	Years Ended December 31,
	2023	2022	2021
Income taxes at statutory federal rate	$(32,053)	$(28,526)	$(27,398)
State income tax, net of federal benefit	(11,027)	(9,721)	(9,758)
Research and development tax credits	(10,551)	(6,970)	(5,850)
Share-based compensation	4,125	3,998	2,819
Other	(332)	(69)	(496)
Valuation allowance	49,838	41,288	40,683
Income tax expense	$—	$—	$—

Significant components of our deferred tax assets and liabilities are shown below, in thousands:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$144,451	$125,986
Research and development tax credit carryforwards	31,816	20,876
Section 174 capitalization	33,947	16,684
Share-based compensation	8,946	6,599
Accruals	3,396	2,713
Operating lease liabilities	2,311	1,430
Other	1,139	1,018
Other comprehensive income	373	2,360
Total deferred tax assets	226,379	177,666
Deferred tax liabilities	(2,198)	(1,338)
Less: valuation allowance	(224,181)	(176,328)
Net deferred tax assets	$—	$—

As of December 31, 2023, we had federal net operating loss, or NOL, carryforwards of $457.3 million, of which $381.8 million can be carried forward indefinitely. The remaining federal net operating loss carryforwards of $75.5 million will begin to expire in 2034, unless previously utilized. As of December 31, 2023, we had state loss carryforwards of $703.4 million, which will begin to expire in 2030, unless previously utilized. We also have federal and state research and development credit carryforwards of $35.1 million and $7.7 million, respectively, as of December 31, 2023. The federal research and development credits will begin to expire in 2034, unless previously utilized. Of the state research and development credits, $3.7 million will carryforward indefinitely and approximately $4.0 million will begin to expire in 2031, unless previously utilized.

We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our tax years since inception are subject to examination by the federal and state jurisdictions due to the carryforward of unutilized net operating losses and research and development credits. We have not been, nor are we currently, under examination by the federal or any state tax authority.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Based on the weight of the evidence, including our limited existence and losses since inception, management has determined that it is more likely than not that the deferred tax assets will not be realized and therefore has recorded a full valuation allowance against the deferred taxes. The valuation allowance increased by $47.9 million from December 31, 2023.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, or IRC, annual use of our NOL or research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We previously completed a study to assess whether an ownership change, as defined by IRC Section 382, had occurred from our formation through March 31, 2016. Based upon this study, we determined that an ownership change occurred but concluded the annual utilization limitation would be sufficient to utilize our pre-ownership change NOLs and research and development credits prior to expiration. We completed additional studies and concluded no further ownership changes occurred through December 31, 2021. We plan to complete a 382 study for 2023, however, we do not expect any material limitations to the utilization of NOL’s or research and development credits. Future ownership changes may limit our ability to utilize remaining tax attributes. Any carryforwards that will expire prior to utilization as a result of such additional limitations will be removed from deferred tax assets, with a corresponding reduction of the valuation allowance.

In accordance with authoritative guidance, the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table summarizes the activity related to our unrecognized tax benefits, in thousands:

	December 31,
	2023	2022	2021
Gross unrecognized tax benefits at the beginning of the year	$6,485	$4,402	$2,978
Increases related to prior year tax positions	82	67	—
Increases from tax positions taken in the current year	3,547	2,016	1,424
Gross unrecognized tax benefits at the end of the year	$10,114	$6,485	$4,402

Our practice is to recognize interest and penalties related to income tax matters in income tax expense. There was no accrued interest or penalties included on the balance sheets as of December 31, 2023 and 2022, and we have not recognized interest and penalties on the statements of operations and comprehensive loss for the years ended December 31, 2023, 2022 or 2021.

We do not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

14. Subsequent Events

On January 26, 2024, we completed a private placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share), or the Private Placement. We received aggregate gross proceeds from the Private Placement of approximately $150.0 million, before deducting estimated offering expenses.