Form 10-Q
period 2024-03-31
Kura Oncology, Inc.
filed 2024-05-02
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of the close of business on April 26, 2024, the registrant had 76,180,620 shares of Common Stock, $0.0001 par value, outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,506	$37,318
Short-term investments	485,616	386,639
Prepaid expenses and other current assets	10,713	8,524
Total current assets	537,835	432,481
Property and equipment, net	1,709	1,859
Operating lease right-of-use assets	6,698	6,993
Other long-term assets	7,666	7,602
Total assets	$553,908	$448,935

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$30,903	$33,757
Current operating lease liabilities	1,363	1,506
Total current liabilities	32,266	35,263
Long-term debt, net	9,376	9,332
Long-term operating lease liabilities	6,231	6,362
Other long-term liabilities	951	705
Total liabilities	48,824	51,662
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 76,181 and 74,350 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	8	7
Additional paid-in capital	1,276,856	1,119,976
Accumulated other comprehensive loss	(816)	(1,271)
Accumulated deficit	(770,964)	(721,439)
Total stockholders’ equity	505,084	397,273
Total liabilities and stockholders’ equity	$553,908	$448,935

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating Expenses:
Research and development	$36,268	$25,192
General and administrative	18,184	11,374
Total operating expenses	54,452	36,566
Other Income (Expense):
Interest and other income, net	5,325	2,861
Interest expense	(398)	(364)
Total other income, net	4,927	2,497
Net Loss	$(49,525)	$(34,069)

Net loss per share, basic and diluted	$(0.59)	$(0.50)
Weighted average number of shares used in computing net loss per share, basic and diluted	83,905	68,403

Comprehensive Loss:
Net loss	$(49,525)	$(34,069)
Other comprehensive income:
Unrealized gain on marketable securities	455	2,136
Comprehensive Loss	$(49,070)	$(31,933)

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	74,350	$7	$1,119,976	$(1,271)	$(721,439)	$397,273
Issuance of pre-funded warrants to purchase common stock, net of offering costs	—	—	122,726	—	—	122,726
Issuance of common stock, net of offering costs	1,377	1	23,087	—	—	23,088
Share-based compensation expense	—	—	8,512	—	—	8,512
Issuance of common stock under equity plans	454	—	2,555	—	—	2,555
Other comprehensive income	—	—	—	455	—	455
Net loss	—	—	—	—	(49,525)	(49,525)
Balance at March 31, 2024	76,181	$8	$1,276,856	$(816)	$(770,964)	$505,084

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	68,314	$7	$997,111	$(8,032)	$(568,808)	$420,278
Share-based compensation expense	—	—	6,838	—	—	6,838
Issuance of common stock under equity plans	125	—	—	—	—	—
Other comprehensive income	—	—	—	2,136	—	2,136
Net loss	—	—	—	—	(34,069)	(34,069)
Balance at March 31, 2023	68,439	$7	$1,003,949	$(5,896)	$(602,877)	$395,183

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net loss	$(49,525)	$(34,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium and accretion of discounts on marketable securities, net	(3,270)	(1,687)
Share-based compensation expense	8,512	6,838
Depreciation expense	234	206
Non-cash interest expense	122	115
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,189)	(2,109)
Accounts payable and accrued expenses	(3,128)	(5,364)
Operating lease right-of-use and other long-term assets	231	185
Other long-term liabilities	169	13
Net cash used in operating activities	(48,844)	(35,872)

Investing Activities
Purchases of marketable securities	(195,063)	(73,835)
Maturities of marketable securities	99,810	85,000
Purchases of property and equipment	(84)	(36)
Net cash (used in) provided by investing activities	(95,337)	11,129

Financing Activities
Proceeds from issuance of common stock and pre-funded warrants, net of offering costs	145,814	—
Proceeds from issuance of stock under equity plans	2,555	—
Net cash provided by financing activities	148,369	—
Net increase (decrease) in cash and cash equivalents	4,188	(24,743)
Cash and cash equivalents at beginning of period	37,318	51,802
Cash and cash equivalents at end of period	$41,506	$27,059

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

References in these Notes to Unaudited Condensed Financial Statements to the “Company,” “we,” “our” or “us,” refer to Kura Oncology, Inc.

Basis of Presentation

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission on February 27, 2024, from which we derived our balance sheet as of December 31, 2023. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Employee Retention Credit

Under the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, we were eligible to claim the employee retention credit, which is a refundable tax credit against certain employment taxes. For the three months ended March 31, 2023, we recognized $2.8 million of employee retention credits related to wages paid to our employees from July 2020 through September 2021 within operating expenses as a reduction to personnel costs in the unaudited condensed statements of operations and comprehensive loss. We filed for the credit with the Internal Revenue Service in the first quarter of 2023. As of March 31, 2024, an employee retention credit receivable of $2.8 million was included within prepaid expenses and other current assets on the unaudited condensed balance sheets.

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

We elected the practical expedient to exclude the applicable accrued interest from both the fair value and amortized costs basis of our available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable on available-for-sale securities is recorded in prepaid expenses and other current assets on our unaudited condensed balance sheets. Our accounting policy is to not measure an allowance for credit loss for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which we consider to be in the period in which we determine the accrued interest will not be collected by us.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, which includes the shares related to outstanding pre-funded warrants, but excludes other potential common stock equivalents. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little additional consideration, and are fully vested and exercisable. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period. As we have reported net loss for the three months ended March 31, 2024 and 2023, dilutive net loss per common share is the same as basic net loss per common share for those periods. Common stock equivalents outstanding are comprised of stock options, restricted stock units, performance-based restricted stock units, warrants and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Common stock equivalents outstanding at March 31, 2024 and 2023 totaling approximately 14,902,000 and 11,284,000, respectively, were excluded from the computation of dilutive weighted-average shares outstanding because their effect would be anti-dilutive.

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

3. Investments

We invest in available-for-sale securities consisting of U.S. Treasury securities, corporate debt securities, money market funds, non-U.S. government debt securities, and U.S. Agency bonds. Available-for-sale securities are classified as either cash and cash equivalents or short-term investments on our unaudited condensed balance sheets.

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		March 31, 2024
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$22,800	$—	$—	$22,800
U.S. Treasury securities	1 or less	7,962	—	—	7,962
Total cash equivalents		30,762	—	—	30,762

Short-term investments:
U.S. Treasury securities	2 or less	431,280	34	(493)	430,821
Corporate debt securities	1 or less	40,152	—	(251)	39,901
Non-U.S. government debt securities	1 or less	15,000	—	(106)	14,894
Total short-term investments		486,432	34	(850)	485,616
Total		$517,194	$34	$(850)	$516,378

		December 31, 2023
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$13,590	$—	$—	$13,590

Short-term investments:
U.S. Treasury securities	2 or less	300,388	395	(569)	300,214
Corporate debt securities	2 or less	64,591	4	(825)	63,770
Non-U.S. government debt securities	1 or less	15,000	—	(273)	14,727
U.S. Agency bonds	1 or less	7,931	—	(3)	7,928
Total short-term investments		387,910	399	(1,670)	386,639
Total		$401,500	$399	$(1,670)	$400,229

Short-term investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of March 31, 2024 and December 31, 2023, short-term investments of $436.7 million and $336.6 million, respectively, had maturities less than one year, and short-term investments of $48.9 million and $50.0 million, respectively, had maturities between one to two years. We had no realized gains or losses for the three months ended March 31, 2024 and 2023.

As of March 31, 2024, 63 available-for-sale securities with a fair market value of $461.4 million were in gross unrealized loss positions, $92.7 million of which were in a continuous unrealized loss position for greater than 12 months. We do not intend to sell these available-for-sale securities, and it is not more likely than not that we will be required to sell these securities prior to recovery of their amortized cost basis. Based on our review of these available-for-sale securities, the unrealized losses at March 31, 2024 were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. We have no allowance for credit losses as of March 31, 2024 and December 31, 2023. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss.

Accrued interest receivable on available-for-sale securities was $1.5 million and $1.1 million as of March 31, 2024 and December 31, 2023, respectively. We have not written off any accrued interest receivables for the three months ended March 31, 2024 and 2023.

4. Fair Value Measurements

As of March 31, 2024 and December 31, 2023, we had cash equivalents and short-term investments measured at fair value on a recurring basis.

Available-for-sale securities consist of money market funds and U.S. Treasury securities, which are measured at fair value using Level 1 inputs, and corporate debt securities, non-U.S. government debt securities, and U.S. Agency bonds which are measured at fair value using Level 2 inputs. We determine the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. We validate the fair values of Level 2 financial instruments by comparing these fair values to a third-party pricing source.

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	March 31, 2024
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$22,800	$22,800	$—
U.S. Treasury securities	7,962	7,962	—
Total cash equivalents	30,762	30,762	—

Short-term investments:
U.S. Treasury securities	430,821	430,821	—
Corporate debt securities	39,901	—	39,901
Non-U.S. government debt securities	14,894	—	14,894
Total short-term investments	485,616	430,821	54,795
Total	$516,378	$461,583	$54,795

	December 31, 2023
	Total	Level 1	Level 2
Cash equivalents:
Money market funds	$13,590	$13,590	$—

Short-term investments:
U.S. Treasury securities	300,214	300,214	—
Corporate debt securities	63,770	—	63,770
Non-U.S. government debt securities	14,727	—	14,727
U.S. Agency bonds	7,928	—	7,928
Total short-term investments	386,639	300,214	86,425
Total	$400,229	$313,804	$86,425

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy.

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	March 31, 2024	December 31, 2023
Laboratory and computer equipment	$1,632	$1,657
Leasehold improvements	1,543	1,543
Furniture and fixtures	1,194	1,111
Property and equipment, gross	4,369	4,311
Less: accumulated depreciation	(2,660)	(2,452)
Property and equipment, net	$1,709	$1,859

Accounts payable and accrued expenses consisted of the following, in thousands:

	March 31, 2024	December 31, 2023
Accounts payable	$7,529	$2,300
Accrued clinical trial research and development expenses	7,381	7,737
Accrued other research and development expenses	6,262	9,265
Accrued compensation and benefits	6,058	13,153
Other accrued expenses	3,673	1,302
Total accounts payable and accrued expenses	$30,903	$33,757

6. Leases

We currently have three operating leases for administrative and research and development office and lab space in San Diego, California and Boston, Massachusetts that expire between August 2025 and July 2031. Under the terms of the operating leases, we are required to pay our proportionate share of property taxes, insurance and normal maintenance costs. Two of our leases include renewal options for an additional five years, which were not included in the determination of the right of use, or ROU, asset or lease liability as the renewal was not reasonably certain at the inception of the lease. Our San Diego corporate headquarters lease and our San Diego lease for lab and office space provided for $1.0 million and $0.1 million, respectively, in reimbursements for allowable tenant improvements, which effectively reduced the total lease payments owed.

In August 2023, we entered into an amendment to the lease agreement for office space in Boston, Massachusetts, or the Amendment, pursuant to which the term of the lease was extended by seven years, or the Extended Term, such that the lease will now expire in July 2031. The minimum rent payable during the Extended Term is approximately $0.1 million per month for the first year, which amount will increase by 2% per year over the Extended Term. The Amendment provides (i) a rent credit in the amount of approximately $0.5 million to be applied as a credit against the rent payments due for the months of August 2023 through July 2024, inclusive, and (ii) a tenant improvement allowance in an amount not to exceed approximately $0.8 million, in each case subject to certain conditions. We elected to apply the tenant improvement allowance as a credit against the rent payments due for the months of August 2024 through March 2025, inclusive. Prior to the Amendment, we were required to maintain a standby letter of credit of approximately $0.2 million during the term of the lease. Under the terms of the Amendment, we are required to maintain a cash deposit of approximately $0.2 million during the term of the lease which was included within other long-term assets in the unaudited condensed balance sheet.

Maturities of lease liabilities as of March 31, 2024 are as follows, in thousands:

Year Ending December 31,
2024 (remaining)	$1,081
2025	1,964
2026	1,344
2027	1,371
2028	1,398
Thereafter	3,740
Total lease payments	10,898
Less: imputed interest	(3,304)
Total operating lease liabilities	$7,594

As of March 31, 2024 and December 31, 2023, the weighted-average discount rate was 10.6% and 10.4%, respectively, and the weighted-average remaining lease term was 6.1 years and 6.2 years, respectively. Total cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. No operating lease ROU assets were obtained in exchange for operating lease liabilities for the three months ended March 31, 2024 and 2023. Total operating lease and rent expense for the three months ended March 31, 2024 and 2023 was approximately $0.5 million in both periods.

7. Stockholders’ Equity

On January 26, 2024, we completed a private placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share), or the Private Placement. Net proceeds from the Private Placement, after deducting expenses, were approximately $145.8 million. The common stock and pre-funded warrants met the accounting standards guidance for equity classification, and proceeds were allocated between common stock and pre-funded warrant based on their relative fair value.

8. Share-Based Compensation

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended
	March 31,
	2024	2023
Research and development	$3,885	$3,073
General and administrative	4,627	3,765
Total share-based compensation expense	$8,512	$6,838

As of March 31, 2024, unrecognized estimated compensation expense related to stock options and restricted stock units was approximately $49.4 million and $16.9 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.7 years and 2.8 years for stock options and restricted stock units, respectively. In 2023, we granted an aggregate of 1,313,100 performance-based restricted stock units, or PSUs, to certain executives. The PSUs vest in six equal tranches upon the achievement of certain milestones and service conditions. As of March 31, 2024, we determined that the vesting of the PSUs was not probable and has not been included in share-based compensation expense or unrecognized estimated compensation expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and notes thereto as of and for the fiscal year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission, or SEC, on February 27, 2024.

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

In June 2023, we presented updated clinical data from KOMET-001, including data from Phase 1b, during a late-breaking oral session at the 2023 European Hematology Association Annual Congress in Frankfurt, Germany, or EHA, including durable activity in patients with heavily pretreated and co-mutated relapsed or refractory NPM1-mutant AML.

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

As part of an ongoing analysis, the resistance mutation MEN1-M327I was detected in three patients treated with ziftomenib: in two of these three patients, the mutation was detected at study entry after the patients had progressed on a prior menin inhibitor, and in the third patient, the mutation was detected after four cycles of ziftomenib therapy and, despite the mutation, the patient was maintained in a condition of stable disease through cycle 7. These data show that MEN1 mutations developed in just 3% (1/29) of patients analyzed following treatment with ziftomenib and suggest that resistance mutations occur at a low frequency even after prolonged exposure to ziftomenib monotherapy. A key new biochemical finding, confirmed by crystal structure, demonstrates that ziftomenib retains binding affinity against the MEN1-T349M mutation, which was detected in two-thirds of patients who acquired menin resistance mutations on another recent menin inhibitor trial.

Continuous daily dosing of ziftomenib was well tolerated and the reported adverse event profile remained consistent with features of underlying disease. The on-target effect of differentiation syndrome, or DS, was manageable, with 15% of patients experiencing Grade 1 or 2 events and 5% experiencing a Grade 3 event.

In February 2023, we announced the dosing of the first patients in the Phase 2 registration-directed portion of the KOMET-001 study of ziftomenib in patients with relapsed or refractory NPM1-mutant AML. Enrollment in the Phase 2 study continues to outperform our projections. The study is expected to enroll a total of 85 patients at approximately 60 U.S. and European sites. We anticipate completion of enrollment of all 85 patients by mid-2024. In May 2023, we amended the KOMET-001 protocol to include a sub-study of ziftomenib in patients with acute lymphoblastic leukemia, or ALL, and two sub-studies of ziftomenib in patients with non-NPM1-mutant and non-KMT2A-rearranged AML. We dosed the first patients in the ALL sub-study and in non-NPM1-mutant and non-KMT2A-rearranged AML in the first quarter of 2024.

On April 22, 2024, we announced that the FDA granted ziftomenib Breakthrough Therapy Designation for the treatment of patients with relapsed or refractory NPM1-mutant AML based on data from the KOMET-001 clinical trial. Breakthrough Therapy Designation is granted for a drug that treats a serious or life-threatening condition and for which preliminary clinical evidence indicates the drug may demonstrate substantial improvement on one or more clinically significant endpoints over available therapies. The designation is intended to expedite development and review of drugs, including an organizational commitment by FDA senior managers and experienced review staff as well as eligibility for rolling review and priority review.

In addition to our monotherapy study of ziftomenib, we have initiated a series of studies to evaluate ziftomenib in combination with current standards of care in earlier lines of therapy and across multiple patient populations, including patients with NPM1-mutant or KMT2A-rearranged AML. The first of these studies, which we call KOMET-007, is designed to evaluate ziftomenib in combination with venetoclax and azacitidine in patients with newly diagnosed or relapsed or refractory NPM1-mutant or KMT2A-rearranged AML, and ziftomenib in combination with cytarabine and daunorubicin, or 7+3, in patients with newly diagnosed NPM1-mutant or KMT2A-rearranged AML. We initiated dosing of patients in KOMET-007 in the third quarter of 2023.

On January 30, 2024, we announced preliminary data from the first 20 patients in the KOMET-007 study. The first 20 patients were enrolled in KOMET-007 between July 2023 and November 2023, including five newly diagnosed patients with adverse risk NPM1-mutant or KMT2A-rearranged AML and 15 patients with relapsed or refractory NPM1-mutant or KMT2A-rearranged AML. Patients are considered “adverse risk” if they are at least 60 years old and/or have treatment-related AML and/or adverse risk cytogenics per European LeukemiaNet.

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

The 400 mg dose of ziftomenib has now cleared the safety threshold for dose escalation, and we have escalated to the 600 mg dose of ziftomenib, in the relapsed or refractory NPM1-mutant and KMT2A-rearranged venetoclax/azacitidine cohorts and in the frontline adverse risk NPM1-mutant 7 + 3 cohort. Enrollment of patients at the 400 mg dose in the frontline KMT2A-rearranged 7 + 3 cohort is ongoing. We anticipate identifying the RP2D of ziftomenib in combination with venetoclax and azacitidine and in combination with 7 + 3 by mid-2024. We then plan to initiate a Phase 1b dose validation/expansion study with the following combination cohorts, each of which is expected to enroll approximately 20 patients:

•
ziftomenib in combination with venetoclax/azacitidine in newly diagnosed NPM1-mutant or KMT2A-rearranged AML;
•
ziftomenib in combination with venetoclax/azacitidine in relapsed or refractory NPM1-mutant or KMT2A-rearranged AML;
•
ziftomenib in combination with venetoclax in relapsed or refractory NPM1-mutant AML; and
•
ziftomenib in combination with 7 + 3 in newly diagnosed NPM1-mutant or KMT2A-rearranged AML, without the qualifications for adverse risk disease.

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

We also have initiated activities to evaluate the use of ziftomenib as a maintenance therapy in patients with NPM1-mutant or KMT2A-rearranged AML who have undergone HCT. HCT represents the only potentially curative treatment for AML, yet the most common reason for long-term failure after HCT is disease relapse. We are supporting an investigator-sponsored study, and plan to initiate a company-sponsored study, evaluating the ability of ziftomenib to improve outcomes when administered as a maintenance therapy following HCT.

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

We have a growing body of preclinical data that we believe support opportunities for menin inhibitors beyond acute leukemias. We are working toward submission of an investigational new drug application, or IND, for ziftomenib in a solid tumor indication and presenting preclinical data at a medical meeting in the second half of 2024. Meanwhile, we continue to make progress toward a next-generation menin inhibitor, which we intend to direct towards another indication of clinical, commercial and strategic interest.

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

In July 2021, we announced a clinical collaboration with Novartis Pharma AG, or Novartis, to evaluate the combination of tipifarnib and alpelisib, a PI3 kinase alpha inhibitor, in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification. In the fourth quarter of 2021, we commenced a Phase 1/2 open-label, biomarker-defined cohort study, which we call the KURRENT-HN trial, to evaluate the safety and tolerability of the combination, determine the recommended dose and schedule for the combination, and assess early antitumor activity of the combination for the treatment of such patients. Under the terms of our collaboration agreement with Novartis, we sponsor the KURRENT-HN trial and supply tipifarnib, and Novartis supplies alpelisib. In December 2021, we announced dose administration for the first patient in the PIK3CA cohort in KURRENT-HN. In October 2022, we reported the first demonstration of a durable clinical response with the combination of tipifarnib and alpelisib in a patient with PIK3CA-mutated squamous cell carcinoma of the tonsil. Since that time, we have continued dose escalation and have observed evidence of clinical activity, along with a manageable safety profile, at multiple doses. We expect to complete enrollment of two expansion cohorts to help inform the selection of the optimal biologically active dose for the combination by the end of 2024. We anticipate presenting data from the KURRENT-HN trial at a medical meeting in the first half of 2025.

KO-2806. Our newest product candidate, KO-2806, is a next-generation FTI that we believe demonstrates improved potency, pharmacokinetic and physicochemical properties relative to earlier FTI drug candidates. In January 2023, we announced the clearance by the FDA of our IND for KO-2806 for the treatment of advanced solid tumors.

We delivered multiple presentations of preclinical data in 2023 that we believe support the development of FTIs such as KO-2806 in combination with targeted therapies.

In April 2023, we presented preclinical data at the American Association for Cancer Research Annual Meeting highlighting the potential use of FTIs in combination with two distinct classes of targeted therapies. The first of two posters revealed robust synergy between tipifarnib and the standard-of-care antiangiogenic tyrosine kinase inhibitor, or TKI, axitinib in cell-derived xenograft, or CDX, and patient-derived xenograft, or PDX, models of clear cell renal cell carcinoma, or ccRCC. The second poster reported regression of multiple models of KRAS inhibitor-resistant non-small cell lung cancer, or NSCLC, by addition of tipifarnib to adagrasib or sotorasib.

In September 2023, we presented preclinical data in an oral session at the 5th RAS-Targeted Drug Development Summit supporting the development of KO-2806 in combination with KRASG12C inhibitors to drive tumor regressions and durable responses in KRASG12C-mutant NSCLC. KRASG12C inhibitors have previously been shown to activate receptor tyrosine kinase signaling, leading to ERK-RSK and/or mTOR-S6 pathway reactivation. Our preclinical data show that co-treatment of preclinical models of KRASG12C-mutant NSCLC with KO-2806 and adagrasib deepens signaling inhibition at multiple nodes, including the mitogen-activated protein kinase and mTOR pathways, while decreasing cell proliferation. In both CDX and PDX models originating from NSCLC tumors, the combination of KO-2806 with adagrasib induced tumor regressions. In addition, the CDX and PDX models demonstrated enhanced duration and depth of antitumor response compared to adagrasib as a single-agent therapy.

In October 2023, we presented preclinical data at the AACR-NCI-EORTC International Conference supporting the development of KO-2806 with targeted therapies, including TKIs, KRASG12C inhibitors and KRASG12D inhibitors. The first of three posters illustrated that KO-2806 potentiates the antitumor activity of cabozantinib in ccRCC models. The second poster illustrated that KO-2806 blocks oncogenetic signaling at multiple nodes to enhance the antitumor activity of KRASG12C inhibitor adagrasib in KRASG12C NSCLC. The third poster illustrated that KO-2806 constrains compensatory signaling reactivation to deepen responses to KRASG12D inhibition.

We believe these data support our rationale to combine KO-2806 with TKIs in ccRCC and with KRASG12C inhibitors in NSCLC.

We are evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary antitumor activity of KO-2806 as a monotherapy and in combination with other targeted therapies in a Phase 1 first-in-human study, which we call the FIT-001 trial. In October 2023, we announced that we dosed the first patient in the monotherapy portion of the FIT-001 trial. In November 2023, we announced a clinical collaboration with Mirati Therapeutics, Inc., or Mirati, now a Bristol Myers Squibb company, to evaluate the combination of KO-2806 and adagrasib in patients with NSCLC whose tumors have a KRASG12C mutation. Under the terms of the agreement, Mirati supplies us with adagrasib for the NSCLC combination cohort of the FIT-001 trial, and we sponsor the trial. We anticipate initiation of the KRASG12C-mutant NSCLC cohort by mid-2024. On March 6, 2024, we announced that we dosed the first patient with KO-2806 in combination with cabozantinib in ccRCC.

Liquidity Overview

As of March 31, 2024, we had cash, cash equivalents and short-term investments of $527.1 million.

On January 26, 2024, we completed a private placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share). Net proceeds from the Private Placement, after deducting expenses, were approximately $145.8 million.

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

In November 2023, we entered into a Sales Agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM facility.

In November 2022, we entered into a loan and security agreement, or the Loan Agreement, with several banks and other financial institutions or entities party thereto, or collectively the Lenders, and Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, providing for up to $125.0 million in a series of term loans, or Term Loans. Upon entering into the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million tranche of Term Loans, or the Tranche 1 Loan. In September 2023, the draw period for the remaining $15.0 million of the Tranche 1 Loan expired without us drawing down such additional loan. On March 15, 2024, the draw period for the $35.0 million tranche of Term Loans triggered by the achievement of the Tranche 2 Milestone (as defined in the Loan Agreement), or Tranche 2 Loan, expired without us drawing down such additional loan. We may borrow (i) an additional tranche of term loans in the amount of up to $40.0 million, or the Tranche 3 Loan, which will become available to us upon our satisfaction of certain terms and conditions set forth in the Loan Agreement, and (ii) a final tranche of term loans in the amount of up to $25.0 million, or the Tranche 4 Loan, subject to the Lenders’ investment committee approval in its sole discretion.

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

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our pipeline programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of March 31, 2024, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Results of Operations

The following table sets forth our results of operations for the periods presented, in thousands:

	Three Months Ended
	March 31,
	2024	2023	Change
Research and development expenses	$36,268	$25,192	$11,076
General and administrative expenses	18,184	11,374	6,810
Other income, net	4,927	2,497	2,430

Comparison of the Three Months Ended March 31, 2024 and 2023

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended
	March 31,
	2024	2023	Change
Ziftomenib-related costs	$14,495	$5,833	$8,662
Tipifarnib-related costs	1,166	4,390	(3,224)
KO-2806-related costs	3,948	2,829	1,119
Discovery stage program-related costs	1,468	927	541
Personnel costs and other expenses	11,306	8,140	3,166
Share-based compensation expense	3,885	3,073	812
Total research and development expenses	$36,268	$25,192	$11,076

The increase in ziftomenib-related research and development expenses for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to increases in costs related to our registration-directed clinical trial of ziftomenib and the initiation of the ziftomenib combination trials. The decrease in tipifarnib-related research and development expenses for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to the closure of our registration-directed trial of tipifarnib. The increase in KO-2806-related research and development expenses for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to increased costs related to our Phase 1 clinical trial. The increase in discovery stage program-related research and development expenses for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to increased research activities for our preclinical-stage product candidates. The increase in personnel costs and other expenses for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to a retention tax credit recognized in the first quarter of 2023, and increases in costs to support our ongoing clinical trials, including employee salaries and related expenses. We expect our research and development expenses to increase in future periods as we continue clinical development activities for our ziftomenib and FTI programs.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to increases in personnel costs, a retention tax credit recognized in the first quarter of 2023, professional services and pre-commercial planning expenses. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Other income, net. The increase in other income, net for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to an increase in interest income.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities.

On January 26, 2024, we completed the Private Placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share). Net proceeds from the Private Placement, after deducting expenses, were approximately $145.8 million.

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

In November 2022, we entered into the Loan Agreement with the Lenders and Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, providing for up to $125.0 million in a series of Term Loans. Under the terms of the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million Tranche 1 Loan. In September 2023, the draw period for the remaining $15.0 million of the Tranche 1 Loan expired without us drawing down such additional loan. On March 15, 2024, the draw period for the $35.0 million Tranche 2 Loan expired without us drawing down such additional loan. We may borrow (i) up to the $40.0 million Tranche 3 Loan, which will become available to us upon our satisfaction of certain terms and conditions set forth in the Loan Agreement, and (ii) up to the $25.0 million Tranche 4 Loan, subject to the Lenders’ investment committee approval in its sole discretion. All of the Term Loans have a maturity date of November 2, 2027, or the Maturity Date. Repayment of the Term Loans is interest only through (a) May 1, 2025, with the satisfaction of the Interest Only Milestone 1 Conditions (as defined in the Loan Agreement), (b) November 1, 2025, if we satisfy the Interest Only Milestone 2 Conditions (as defined in the Loan Agreement), and (c) November 1, 2026, if we satisfy the Approval Milestone (as defined in the Loan Agreement). After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the Maturity Date. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%.

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

In November 2023, we entered into the ATM Facility under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

We have incurred operating losses and negative cash flows from operating activities since inception. As of March 31, 2024, we had an accumulated deficit of $771.0 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of March 31, 2024, we had cash, cash equivalents and short-term investments of $527.1 million. Based on our current plans, we believe that our cash, cash equivalents and short-term investments as of March 31, 2024 will be sufficient to enable us to fund our operating expenses into 2027. Our future capital requirements will depend on many factors, including:

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

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Three Months Ended March 31,
	2024	2023	Change
Net cash used in operating activities	$(48,844)	$(35,872)	$(12,972)
Net cash (used in) provided by investing activities	(95,337)	11,129	(106,466)
Net cash provided by financing activities	148,369	—	148,369

Operating Activities. The increase of $13.0 million in net cash used in operating activities for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to an increase of $15.5 million in net loss adjusted for changes in operating assets and liabilities of $2.4 million.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to larger purchases of marketable securities.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2024 primarily related to net proceeds of approximately $145.8 million from the sale of shares of our common stock and pre-funded warrants to purchase shares of our common stock in our January 2024 Private Placement and proceeds of $2.6 million from the issuance of shares of common stock under our equity plans.

Contractual Obligations and Commitments

We have borrowed $10.0 million of Term Loans under our Loan Agreement, which requires us to make principal and interest payments. The Term Loans are subject to variable changes in the per annum interest rate, which is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%. In addition, an end of term fee will be due in an amount equal to the greater of approximately (i) $1.5 million or (ii) 6.05% of the aggregate principal amount of loan advances actually made, payable on the earliest of the maturity date, acceleration or prepayment of the Term Loans.

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

Pursuant to our in-license agreements, which are cancelable by us with written notice within 180 days or less, we may be required to pay up to approximately $80.0 million in milestone payments, plus sales royalties, in the event that regulatory and commercial milestones under the in-license agreements are achieved.

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

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Management Estimates,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in U.S. Treasury securities, corporate debt securities, money market funds, non-U.S. government debt securities, and U.S. Agency bonds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the unaudited condensed statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on March 31, 2024, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

We are also subject to interest expense fluctuations through our Term Loans which, as of March 31, 2024, bear interest at a rate equal to the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65% and are therefore exposed to changes in interest rates through their maturity date in November 2027. For interest expense, we do not believe that an increase or decrease in the interest rate would have a significant impact on the unaudited condensed statements of operations and comprehensive loss. We believe that should a 10.0% change in the interest rate were to have occurred on March 31, 2024, this change would not have had a material effect on interest expense as of that date.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the information included or incorporated by reference in this Quarterly Report and in our other public filings, you should carefully consider the risks described below in evaluating our company. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024.

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

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. To date, the FDA has frequently required a premarket approval application of companion diagnostics for cancer therapies. We presently anticipate that approved companion diagnostics will be required in order to obtain approval for ziftomenib in NPM1-mutant AML and KMT2A-rearranged AML, for tipifarnib in PIK3CA-dependent HNSCC and for KRAS mutations in NSCLC. We and our third-party collaborators may encounter difficulties in developing, validating and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop, validate or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our product candidates. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

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

In November 2022, we entered into the Loan Agreement with the Lenders and Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, providing for up to $125.0 million in a series of Term Loans. Upon entering into the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million Tranche 1 Loan. In September 2023, the draw period for the remaining $15.0 million of the Tranche 1 Loan expired without us drawing down such additional loan. On March 15, 2024, the draw period for the $35.0 million Tranche 2 Loan expired without us drawing down such additional loan. We may borrow (i) up to the $40.0 million Tranche 3 Loan, which will become available to us upon our satisfaction of certain terms and conditions set forth in the Loan Agreement, and (ii) up to the $25.0 million Tranche 4 Loan, subject to the Lenders’ investment committee approval in its sole discretion. Other than our term loan facility, we do not have any committed external source of funds. While any amounts are outstanding under our term loan facility, we are subject to affirmative and restrictive covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness, transactions with affiliates and a minimum cash covenant, among other customary covenants. If we default under our term loan facility, the Lenders may accelerate our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the Lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The Lenders could accelerate our obligations under the Loan Agreement upon the occurrence of an event of default, which includes, among other things, our failure to satisfy our payment obligations under the Loan Agreement, the breach of certain of our other covenants under the Loan Agreement or the occurrence of a material adverse change, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the Lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

Some of our manufacturers and suppliers are located in China. Trade tensions and conflict between the United States and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations, and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. Government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations. In addition, the BIOSECURE Act recently proposed in the House of Representatives, as well as a substantially similar bill in the Senate, targets certain Chinese biotechnology companies. If these bills become law, or similar laws are passed, they would have the potential to severely restrict our ability to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

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

A Breakthrough Therapy Designation by the FDA may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.*

We have received Breakthrough Therapy Designation from the FDA on ziftomenib for the treatment of patients with relapsed or refractory NPM1-mutant AML and tipifarnib for the treatment of patients with recurrent or metastatic HRAS mutant HNSCC with variant allele frequency ≥ 20% after disease progression on platinum-based chemotherapy. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs that have been designated as Breakthrough Therapies are eligible for priority review by the FDA, rolling submission of portions of the NDA and FDA’s organizational commitment involving senior management to provide guidance to the company to help determine the most efficient route to approval. Such interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development. However, the reduced timelines may introduce significant chemistry, manufacturing and controls challenges for product development.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations (or such failure by the third parties with whom we work) could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.*

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, or collectively, process personal data, including data we collect about participants in our clinical trials, and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, sensitive data). Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or collectively CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires covered businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA and other state laws exempt some data processed in the context of clinical trials, these developments may increase compliance costs and potential liability. Similar laws are being considered in several other states. In addition, data privacy and security laws have been proposed at the federal and local levels in recent years, which could further complicate compliance efforts.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences including, but not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, that due to subsequent legislative amendments, will stay in effect until 2032. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These laws and other potential legislation may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies, which may directly compete with ziftomenib, tipifarnib, KO-2806 and any other future product candidates. If any competitor is able to advance their clinical program more quickly than ours, the commercial opportunity for our product candidates could be reduced. In the case of ziftomenib, earlier this year, Syndax announced that they could receive regulatory approval of revumenib in relapsed or refractory KMT2A-rearranged acute leukemia by September 26, 2024, and that they expect to report topline data from a cohort of patients with relapsed or refractory NPM1-m AML in the fourth quarter of 2024 that could support a supplemental NDA in the first half of 2025.

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

If our information technology systems, or those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.*

In the ordinary course of our business, we and the third parties with whom we work process sensitive data, and, as a result, we and the third parties with whom we work face a variety of evolving threats that could cause security incidents.

Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain and ability to produce and develop our products or services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats.

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

In addition, our reliance on third parties could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third parties and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation information technology systems, cloud-based infrastructure, applications, websites, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third parties to provide other products, services, parts, or otherwise to operate our business. Our business, including our ability to manufacture drug products and conduct clinical trials, therefore depends on the continuous, effective, reliable and secure operation of our information technology resources. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if these third parties fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products.

We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive data. Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention, interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 through March 31, 2024, were $43.00 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

The resale of shares covered by our effective shelf registration statements could adversely affect the market price of our common stock in the public market, which result would in turn negatively affect our ability to raise additional equity capital.*

The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. We have filed shelf registration statements with the SEC, which have been declared effective, to register the resale of certain shares of our common stock. The shelf registration statements permit the resale of such shares at any time, subject to restrictions under applicable law. The resale of a significant number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, we expect that, because there are a large number of shares registered pursuant to the shelf registration statements, the selling stockholders named in such registration statements will continue to offer shares covered by such shelf registration statements for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the shelf registration statements may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of March 31, 2024, we had 893,289 shares of common stock available for grant under the 2014 Plan, options to purchase up to an aggregate of 11,975,268 shares of common stock outstanding, 1,352,876 unvested restricted stock units outstanding and 1,313,100 unvested performance-based restricted stock units outstanding. Also, pursuant to our 2023 Inducement Option Plan, or Inducement Plan, we are authorized to grant nonstatutory stock options to individuals that were not previously our employees or directors (or following a bona fide period of non-employment), as an inducement material to the individual’s entry into employment with us, pursuant to Nasdaq Listing Rule 5635(c)(4). As of March 31, 2024, we had 447,250 shares of common stock available for grant under the Inducement Plan.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of March 31, 2024, we had 653,852 shares of common stock reserved for future issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors (or a duly authorized committee thereof) to take action to reduce the size of the increase in any given year. In December 2023, the compensation committee of the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in 2024.

In addition, as of March 31, 2024, (i) warrants to purchase up to (a) 33,988 shares of our common stock at an exercise price of $3.31 per share and (b) 26,078 shares of our common stock at an exercise price of $14.38 per share and (ii) pre-funded warrants to purchase up to 10,353,668 shares of our common stock at an exercise price of $0.0001 per share were outstanding.

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

Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.*

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in a year is limited to 80% of taxable income in such year. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced an ownership change in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.*

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the Foreign Corrupt Practices Act, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Export controls and trade sanctions laws and regulations may restrict or prohibit altogether the provision, sale, or supply of our products to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions or an embargo. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, clinical research organizations, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We may engage third parties for clinical trials outside of the United States to sell our products internationally once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, clinical research organizations, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Except as previously reported in our Current Reports on Form 8-K filed with the SEC during the three months ended March 31, 2024, there were no unregistered sales of equity securities by us during the three months ended March 31, 2024.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Warrant to Purchase Stock issued by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

4.3	Form of Warrant Agreement issued by the Registrant on November 2, 2022 to certain Lenders.		10-K (Exhibit 4.3)	2/23/2023	001-37620

4.4	Amended and Restated Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital, Inc.		10-K (Exhibit 4.4)	2/23/2023	001-37620

4.5	Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital IV, L.P.		10-K (Exhibit 4.5)	2/23/2023	001-37620

4.6	Form of Pre-Funded Warrant.		8-K (Exhibit 4.1)	6/14/2023	001-37620

4.7	Form of Pre-Funded Warrant.		8-K (Exhibit 4.1)	1/26/2024	001-37620

4.8**	Registration Rights Agreement, dated January 26, 2024, by and among the Registrant and the persons party thereto.		8-K (Exhibit 10.2)	1/26/2024	001-37620

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certifications of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

+ Indicates management contract or compensatory plan.

* The certification attached as Exhibit 32.1 accompanies this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

** Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

+

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kura Oncology, Inc.

Date: May 2, 2024	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer
(Principal Executive and Financial Officer)