Form 10-Q
period 2024-06-30
Kura Oncology, Inc.
filed 2024-08-08
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of the close of business on August 2, 2024, the registrant had 76,634,496 shares of Common Stock, $0.0001 par value, outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,183	$37,318
Short-term investments	446,336	386,639
Prepaid expenses and other current assets	8,249	8,524
Total current assets	499,768	432,481
Property and equipment, net	1,523	1,859
Operating lease right-of-use assets	6,400	6,993
Other long-term assets	7,425	7,602
Total assets	$515,116	$448,935

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$31,137	$33,757
Current operating lease liabilities	1,467	1,506
Current portion of long-term debt	847	—
Total current liabilities	33,451	35,263
Long-term debt, net	8,576	9,332
Long-term operating lease liabilities	5,843	6,362
Other long-term liabilities	1,176	705
Total liabilities	49,046	51,662
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 76,422 and 74,350 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	8	7
Additional paid-in capital	1,288,326	1,119,976
Accumulated other comprehensive loss	(463)	(1,271)
Accumulated deficit	(821,801)	(721,439)
Total stockholders’ equity	466,070	397,273
Total liabilities and stockholders’ equity	$515,116	$448,935

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating Expenses:
Research and development	$39,727	$28,182	$75,995	$53,374
General and administrative	16,677	11,821	34,861	23,195
Total operating expenses	56,404	40,003	110,856	76,569
Other Income (Expense):
Interest and other income	5,973	3,216	11,298	6,077
Interest expense	(406)	(387)	(804)	(751)
Total other income, net	5,567	2,829	10,494	5,326
Net Loss	$(50,837)	$(37,174)	$(100,362)	$(71,243)

Net loss per share, basic and diluted	$(0.59)	$(0.53)	$(1.18)	$(1.03)
Weighted average number of shares used in computing net loss per share, basic and diluted	86,635	69,795	85,270	69,103

Comprehensive Loss:
Net loss	$(50,837)	$(37,174)	$(100,362)	$(71,243)
Other comprehensive income:
Unrealized gain on marketable securities	353	674	808	2,810
Comprehensive Loss	$(50,484)	$(36,500)	$(99,554)	$(68,433)

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	74,350	$7	$1,119,976	$(1,271)	$(721,439)	$397,273
Issuance of pre-funded warrants to purchase common stock, net of offering costs	—	—	122,726	—	—	122,726
Issuance of common stock, net of offering costs	1,377	1	23,087	—	—	23,088
Share-based compensation expense	—	—	8,512	—	—	8,512
Issuance of common stock under equity plans	454	—	2,555	—	—	2,555
Other comprehensive income	—	—	—	455	—	455
Net loss	—	—	—	—	(49,525)	(49,525)
Balance at March 31, 2024	76,181	8	1,276,856	(816)	(770,964)	505,084
Share-based compensation expense	—	—	8,430	—	—	8,430
Issuance of common stock under equity plans	241	—	3,040	—	—	3,040
Other comprehensive income	—	—	—	353	—	353
Net loss	—	—	—	—	(50,837)	(50,837)
Balance at June 30, 2024	76,422	$8	$1,288,326	$(463)	$(821,801)	$466,070

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

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net loss	$(100,362)	$(71,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of premium and accretion of discounts on marketable securities, net	(6,819)	(3,797)
Share-based compensation expense	16,942	13,825
Depreciation expense	436	419
Non-cash interest expense	249	236
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(3,178)	(1,251)
Operating lease right-of-use and other long-term assets	770	502
Other long-term liabilities	313	46
Prepaid expenses and other current assets	275	(226)
Net cash used in operating activities	(91,374)	(61,489)

Investing Activities
Purchases of marketable securities	(356,736)	(213,464)
Maturities of marketable securities	304,666	178,399
Purchases of property and equipment	(100)	(132)
Net cash used in investing activities	(52,170)	(35,197)

Financing Activities
Proceeds from issuance of common stock and pre-funded warrants, net of offering costs	145,814	93,577
Proceeds from issuance of stock under equity plans	5,595	431
Net cash provided by financing activities	151,409	94,008
Net increase (decrease) in cash and cash equivalents	7,865	(2,678)
Cash and cash equivalents at beginning of period	37,318	51,802
Cash and cash equivalents at end of period	$45,183	$49,124

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Notes to Unaudited Condensed Financial Statements

1. Organization and Basis of Presentation

The Company

Kura Oncology, Inc. is a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates that target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes, and we intend to pair them with molecular or cellular diagnostics to identify those patients most likely to respond to treatment. We are conducting clinical trials of three product candidates: ziftomenib, KO-2806 and tipifarnib. We also have additional programs that are at a discovery stage. We own global commercial rights to all of our programs and product candidates. We plan to advance our product candidates through a combination of internal development and strategic partnerships while maintaining significant development and commercial rights.

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

Employee Retention Credit

Under the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, we were eligible to claim the employee retention credit, which is a refundable tax credit against certain employment taxes. For the six months ended June 30, 2023, we recognized $2.8 million of employee retention credits related to wages paid to our employees from July 2020 through September 2021 within operating expenses as a reduction to personnel costs in the unaudited condensed statements of operations and comprehensive loss. We filed for the credit with the Internal Revenue Service in the first quarter of 2023. As of June 30, 2024, an employee retention credit receivable of $2.8 million was included within prepaid expenses and other current assets on the unaudited condensed balance sheets.

Allowance for Credit Losses

For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive income on the unaudited condensed statements of operations and comprehensive loss.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, which includes the shares related to outstanding pre-funded warrants, but excludes other potential common stock equivalents. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little additional consideration, and are fully vested and exercisable. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period. As we have reported net loss for the three and six months ended June 30, 2024 and 2023, dilutive net loss per common share is the same as basic net loss per common share for those periods. Common stock equivalents outstanding are comprised of stock options, restricted stock units, performance-based restricted stock units, warrants and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Common stock equivalents outstanding at June 30, 2024 and 2023 totaling approximately 15,092,000 and 13,743,000, respectively, were excluded from the computation of dilutive weighted-average shares outstanding because their effect would be anti-dilutive.

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

3. Investments

We invest in available-for-sale securities consisting of U.S. Treasury securities, money market funds, corporate debt securities, non-U.S. government debt securities, and U.S. Agency bonds. Available-for-sale securities are classified as either cash and cash equivalents or short-term investments on our unaudited condensed balance sheets.

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		June 30, 2024
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$18,704	$—	$—	$18,704
U.S. Treasury securities	1 or less	4,996	—	—	4,996
Total cash equivalents		23,700	—	—	23,700

Short-term investments:
U.S. Treasury securities	2 or less	441,035	22	(468)	440,589
Corporate debt securities	1 or less	5,764	—	(17)	5,747
Total short-term investments		446,799	22	(485)	446,336
Total		$470,499	$22	$(485)	$470,036

		December 31, 2023
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$13,590	$—	$—	$13,590

Short-term investments:
U.S. Treasury securities	2 or less	300,388	395	(569)	300,214
Corporate debt securities	2 or less	64,591	4	(825)	63,770
Non-U.S. government debt securities	1 or less	15,000	—	(273)	14,727
U.S. Agency bonds	1 or less	7,931	—	(3)	7,928
Total short-term investments		387,910	399	(1,670)	386,639
Total		$401,500	$399	$(1,670)	$400,229

Short-term investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of June 30, 2024 and December 31, 2023, short-term investments of $391.9 million and $336.6 million, respectively, had maturities less than one year, and short-term investments of $54.4 million and $50.0 million, respectively, had maturities between one to two years. We had no realized gains or losses for the six months ended June 30, 2024 and 2023.

As of June 30, 2024, 58 available-for-sale securities with a fair market value of $416.7 million were in gross unrealized loss positions, $5.7 million of which were in a continuous unrealized loss position for greater than 12 months. We do not intend to sell these available-for-sale securities, and it is not more likely than not that we will be required to sell these securities prior to recovery of their amortized cost basis. Based on our review of these available-for-sale securities, the unrealized losses at June 30, 2024 were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. We have no allowance for credit losses as of June 30, 2024 and December 31, 2023. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive loss.

Accrued interest receivable on available-for-sale securities was $1.9 million and $1.1 million as of June 30, 2024 and December 31, 2023, respectively. We have not written off any accrued interest receivables for the six months ended June 30, 2024 and 2023.

4. Fair Value Measurements

As of June 30, 2024 and December 31, 2023, we had cash equivalents and short-term investments measured at fair value on a recurring basis.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$18,704	$18,704	$—	$—
U.S. Treasury securities	4,996	4,996	—	—
Total cash equivalents	23,700	23,700	—	—

Short-term investments:
U.S. Treasury securities	440,589	440,589	—	—
Corporate debt securities	5,747	—	5,747	—
Total short-term investments	446,336	440,589	5,747	—
Total	$470,036	$464,289	$5,747	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$13,590	$13,590	$—	$—

Short-term investments:
U.S. Treasury securities	300,214	300,214	—	—
Corporate debt securities	63,770	—	63,770	—
Non-U.S. government debt securities	14,727	—	14,727	—
U.S. Agency bonds	7,928	—	7,928	—
Total short-term investments	386,639	300,214	86,425	—
Total	$400,229	$313,804	$86,425	$—

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy.

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	June 30, 2024	December 31, 2023
Laboratory and computer equipment	$1,632	$1,657
Leasehold improvements	1,543	1,543
Furniture and fixtures	1,210	1,111
Property and equipment, gross	4,385	4,311
Less: accumulated depreciation	(2,862)	(2,452)
Property and equipment, net	$1,523	$1,859

Accounts payable and accrued expenses consisted of the following, in thousands:

	June 30, 2024	December 31, 2023
Accounts payable	$2,064	$2,300
Accrued clinical trial research and development expenses	10,402	7,737
Accrued other research and development expenses	7,968	9,265
Accrued compensation and benefits	8,926	13,153
Other accrued expenses	1,777	1,302
Total accounts payable and accrued expenses	$31,137	$33,757

6. Leases

We currently have three operating leases for administrative and research and development office and lab space in San Diego, California and Boston, Massachusetts that expire between August 2025 and July 2031. Under the terms of the operating leases, we are required to pay our proportionate share of property taxes, insurance and normal maintenance costs. Two of our leases include renewal options for an additional five years, which were not included in the determination of the right of use, or ROU, asset or lease liability as the renewal was not reasonably certain at the inception of the lease. Our Boston lease, San Diego corporate headquarters lease, and San Diego lease for lab and office space provided for $1.3 million, $1.0 million and $0.1 million, respectively, in reimbursements for allowable tenant improvements and rent credits, which effectively reduced the total lease payments owed. Prior to the amendment to the Boston lease in August 2023, we were required to maintain a standby letter of credit of approximately $0.2 million during the term of the lease. Under the terms of the amendment to the Boston lease, we are required to maintain a cash deposit of approximately $0.2 million during the term of the lease which was included within other long-term assets in the unaudited condensed balance sheets.

Maturities of lease liabilities as of June 30, 2024 are as follows, in thousands:

Year Ending December 31,
2024 (remaining)	$610
2025	1,964
2026	1,344
2027	1,371
2028	1,398
Thereafter	3,740
Total lease payments	10,427
Less: imputed interest	(3,117)
Total operating lease liabilities	$7,310

As of June 30, 2024 and December 31, 2023, the weighted-average discount rate was 11.1% and 10.4%, respectively, and the weighted-average remaining lease term was 6.0 years and 6.2 years, respectively. Total cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively. Total cash paid for amounts included in the measurement of operating lease liabilities was $0.9 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively. No operating lease ROU assets were obtained in exchange for operating lease liabilities for the six months ended June 30, 2024 and 2023. Total operating lease and rent expense for the three months ended June 30, 2024 and 2023 was approximately $0.5 million in both periods. Total operating lease and rent expense for the six months ended June 30, 2024 and 2023 was approximately $1.0 million in both periods.

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

8. Share-Based Compensation

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$3,763	$3,134	$7,648	$6,207
General and administrative	4,667	3,853	9,294	7,618
Total share-based compensation expense	$8,430	$6,987	$16,942	$13,825

As of June 30, 2024, unrecognized estimated compensation expense related to stock options and restricted stock units was approximately $49.0 million and $14.6 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.7 years and 2.6 years for stock options and restricted stock units, respectively. In 2023, we granted an aggregate of 1,313,100 performance-based restricted stock units, or PSUs, to certain executives. The PSUs vest in six equal tranches upon the achievement of certain milestones and service conditions. As of June 30, 2024, we determined that the vesting of the PSUs was not probable and have not included the PSUs in share-based compensation expense or unrecognized estimated compensation expense.

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

References to “we,” “us” and “our” refer to Kura Oncology, Inc.

Overview

We are a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates that target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes, and we intend to pair them with molecular or cellular diagnostics to identify those patients most likely to respond to treatment. We are conducting clinical trials of three product candidates: ziftomenib, KO-2806 and tipifarnib. We also have additional programs that are at a discovery stage. We own global commercial rights to all of our programs and product candidates. We plan to advance our product candidates through a combination of internal development and strategic partnerships while maintaining significant development and commercial rights.

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

In February 2023, we announced the dosing of the first patients in the Phase 2 registration-directed portion of the KOMET-001 study, which is designed to assess clinical activity, safety and tolerability of ziftomenib in patients with relapsed or refractory NPM1-mutant AML. In May 2023, we amended the KOMET-001 protocol to include a sub-study of ziftomenib in patients with acute lymphoblastic leukemia, or ALL, and two sub-studies of ziftomenib in patients with non-NPM1-mutant and non-KMT2A-rearranged AML. We dosed the first patients in the ALL sub-study and in non-NPM1-mutant and non-KMT2A-rearranged AML in the first quarter of 2024.

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

On May 14, 2024, we announced that we completed enrollment of 85 patients in the Phase 2 portion of KOMET-001. We expect to report topline data from the KOMET-001 trial in early 2025.

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

On January 30, 2024, we announced preliminary data from the first 20 patients in the KOMET-007 study. The first 20 patients were enrolled in KOMET-007 between July 2023 and November 2023, including five newly diagnosed patients with adverse risk NPM1-mutant or KMT2A-rearranged AML and 15 patients with relapsed or refractory NPM1-mutant or KMT2A-rearranged AML. Patients are considered “adverse risk” if they are at least 60 years old and/or have treatment-related AML and/or adverse risk cytogenetics per European LeukemiaNet.

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

We now have enrolled more than 100 patients in the KOMET-007 study and have initiated dosing of patients in the Phase 1b expansion portion of the study. The Phase 1b expansion study includes multiple combination cohorts, including ziftomenib in combination with venetoclax/azacitidine in newly diagnosed NPM1-mutant or KMT2A-rearranged AML and ziftomenib in combination with 7+3 in newly diagnosed NPM1-mutant or KMT2A-rearranged AML, without the qualifications for adverse risk. Each cohort of the Phase 1b study is expected to enroll approximately 20 patients. We anticipate presenting updated data from the KOMET-007 study in the fourth quarter of 2024.

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

In December 2023, we announced a clinical collaboration with The Leukemia & Lymphoma Society, or LLS, to evaluate ziftomenib in combination with chemotherapy in pediatric patients with relapsed or refractory KMT2A-rearranged, NUP98-rearranged or NPM1-mutant acute leukemia. Under the terms of the collaboration agreement, LLS will serve as the coordinating sponsor of a Phase 1 study of ziftomenib in pediatric patients with acute leukemias in North America, the Princess Máxima Center for Pediatric Oncology in Utrecht, the Netherlands will serve as the coordinating sponsor of the study in Europe, and Kura will supply LLS and the Princess Máxima Center with ziftomenib for the study.

We have a growing body of preclinical data that we believe support opportunities for menin inhibitors beyond acute leukemias, including in solid tumors as well as diabetes.

On August 8, 2024, we announced the clearance by the FDA of an investigational new drug application, or IND, for ziftomenib for the treatment of advanced gastrointestinal stromal tumors, or GIST, in combination with imatinib. We have generated preclinical data that suggest that ziftomenib has potential to resensitize patients to imatinib and induce meaningful responses. We expect to present such preclinical data at a scientific meeting in the second half of 2024, followed by initiation of a Phase 1 study to evaluate ziftomenib in combination with imatinib in patients with advanced GIST in the first half of 2025.

In June 2024, we presented preclinical data supporting the potential therapeutic utility of menin inhibitors in the treatment of diabetes at the American Diabetes Association’s 84th Scientific Sessions. In a preclinical in vivo model of type 2 diabetes, ziftomenib demonstrated consistent improvement in insulin sensitivity and insulin production and reduction of insulin resistance. The data demonstrated that the effects of ziftomenib were fully maintained following dose discontinuation, suggesting restoration of beta-cell mass. In addition, in human islet microtissues originating from two donor samples, ziftomenib induced beta-cell proliferation while non-beta-cell proliferation was not detectable, indicating that menin is a viable therapeutic target for beta-cell mass specific expansion. A decline in pancreatic beta-cell function and/or mass has been identified as a key contributing factor to disease progression in type 2 diabetes.

We continue to make progress toward multiple next-generation menin inhibitor drug candidates, which we intend to direct towards diabetes. We expect to nominate the first of these development candidates in early 2025.

KO-2806. Our second product candidate, KO-2806, is a next-generation FTI that we believe demonstrates improved potency, pharmacokinetic and physicochemical properties relative to earlier FTI drug candidates. In January 2023, we announced the clearance by the FDA of our IND for KO-2806 for the treatment of advanced solid tumors.

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

In October 2023, we presented preclinical data at the AACR-NCI-EORTC International Conference supporting the development of KO-2806 with targeted therapies, including TKIs, KRASG12C inhibitors and KRASG12D inhibitors. The first of three posters illustrated that KO-2806 potentiates the antitumor activity of cabozantinib, a TKI, in ccRCC models. The second poster illustrated that KO-2806 blocks oncogenetic signaling at multiple nodes to enhance the antitumor activity of KRASG12C inhibitor adagrasib in KRASG12C NSCLC. The third poster illustrated that KO-2806 constrains compensatory signaling reactivation to deepen responses to KRASG12D inhibition.

We believe these data support our rationale to combine KO-2806 with TKIs in ccRCC and with KRASG12C inhibitors in NSCLC.

We are evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary antitumor activity of KO-2806 as a monotherapy and in combination with other targeted therapies in a Phase 1 first-in-human study, which we call the FIT-001 trial. In October 2023, we announced that we dosed the first patient in the monotherapy portion of the FIT-001 trial. We expect to identify the maximum tolerated dose for KO-2806 as a monotherapy in the second half of 2024. In November 2023, we announced a clinical collaboration with Mirati Therapeutics, Inc., or Mirati, a wholly owned subsidiary of Bristol Myers Squibb as of January 2024, to evaluate the combination of KO-2806 and adagrasib in patients with NSCLC whose tumors have a KRASG12C mutation. Under the terms of the agreement, Mirati (now a Bristol Myers Squibb company) supplies us with adagrasib for the NSCLC combination cohort of the FIT-001 trial, and we sponsor the trial. We recently dosed the first patient in the NSCLC cohort of the study. On March 6, 2024, we announced that we dosed the first patient with KO-2806 in combination with cabozantinib in ccRCC. Enrollment in the dose escalation portion of the ccRCC cohort is ongoing.

Tipifarnib. Our third product candidate, tipifarnib, is a potent, selective and orally bioavailable farnesyl transferase inhibitor, or FTI, that has been previously studied in more than 5,000 cancer patients and demonstrated compelling and durable anti-cancer activity in certain patients with a manageable side effect profile.

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

Liquidity Overview

As of June 30, 2024, we had cash, cash equivalents and short-term investments of $491.5 million.

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

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our pipeline programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of June 30, 2024, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Results of Operations

The following table sets forth our results of operations for the periods presented, in thousands:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Change	2024	2023	Change
Research and development expenses	$39,727	$28,182	$11,545	$75,995	$53,374	$22,621
General and administrative expenses	16,677	11,821	4,856	34,861	23,195	11,666
Other income, net	5,567	2,829	2,738	10,494	5,326	5,168

Comparison of the Three Months Ended June 30, 2024 and 2023

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended
	June 30,
	2024	2023	Change
Ziftomenib-related costs	$18,847	$8,961	$9,886
KO-2806-related costs	3,900	1,943	1,957
Tipifarnib-related costs	1,673	3,205	(1,532)
Discovery stage program-related costs	1,713	1,391	322
Personnel costs and other expenses	9,831	9,548	283
Share-based compensation expense	3,763	3,134	629
Total research and development expenses	$39,727	$28,182	$11,545

The increase in ziftomenib-related research and development expenses for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to increases in costs related to our registration-directed clinical trial of ziftomenib and the ziftomenib combination trials. The increase in KO-2806-related research and development expenses for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to increased costs related to our Phase 1 clinical trial. The decrease in tipifarnib-related research and development expenses for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to the closure of our registration-directed trial of tipifarnib. We expect our research and development expenses to increase in future periods as we continue clinical development activities for our ziftomenib and FTI programs.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to increases in personnel costs, pre-commercial planning expenses, non-cash share-based compensation expense and professional services. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Other income, net. The increase in other income, net for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to an increase in interest income.

Comparison of the Six Months Ended June 30, 2024 and 2023

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Six Months Ended
	June 30,
	2024	2023	Change
Ziftomenib-related costs	$33,342	$14,794	$18,548
KO-2806-related costs	7,848	4,772	3,076
Tipifarnib-related costs	2,839	7,595	(4,756)
Discovery stage program-related costs	3,181	2,318	863
Personnel costs and other expenses	21,137	17,688	3,449
Share-based compensation expense	7,648	6,207	1,441
Total research and development expenses	$75,995	$53,374	$22,621

The increase in ziftomenib-related research and development expenses for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to increases in costs related to our registration-directed clinical trial of ziftomenib and the ziftomenib combination trials. The increase in KO-2806-related research and development expenses for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to increased costs related to our Phase 1 clinical trial. The decrease in tipifarnib-related research and development expenses for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to the closure of our registration-directed trial of tipifarnib. The increase in personnel costs and other expenses for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to a retention tax credit recognized in the first quarter of 2023, and increases in costs to support our ongoing clinical trials, including employee salaries and related expenses.

General and Administrative Expenses. The increase in general and administrative expenses for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to increases in personnel costs, a retention tax credit recognized in the first quarter of 2023, professional services, pre-commercial planning expenses and non-cash share-based compensation expense.

Other income, net. The increase in other income, net for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to an increase in interest income.

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

We have incurred operating losses and negative cash flows from operating activities since inception. As of June 30, 2024, we had an accumulated deficit of $821.8 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of June 30, 2024, we had cash, cash equivalents and short-term investments of $491.5 million. Based on our current plans, we believe that our cash, cash equivalents and short-term investments as of June 30, 2024 will be sufficient to enable us to fund our operating expenses into 2027. Our future capital requirements will depend on many factors, including:

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

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Six Months Ended June 30,
	2024	2023	Change
Net cash used in operating activities	$(91,374)	$(61,489)	$(29,885)
Net cash used in investing activities	(52,170)	(35,197)	(16,973)
Net cash provided by financing activities	151,409	94,008	57,401

Operating Activities. The increase of $29.9 million in net cash used in operating activities for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to increases of $29.1 million in net loss, $3.0 million in non-cash net accretion of discounts on marketable securities, and changes in operating assets and liabilities of $0.9 million, offset by an increase of $3.1 million in non-cash share-based compensation expense.

Investing Activities. The increase of $17.0 million in net cash used in investing activities for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to an increase in purchases of marketable securities.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2024 primarily related to net proceeds of approximately $145.8 million from the sale of shares of our common stock and pre-funded warrants to purchase shares of our common stock in our January 2024 Private Placement and proceeds of $5.6 million from the issuance of shares of common stock under our equity plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in U.S. Treasury securities, money market funds, corporate debt securities, non-U.S. government debt securities, and U.S. Agency bonds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the unaudited condensed statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on June 30, 2024, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

We are also subject to interest expense fluctuations through our Term Loans which, as of June 30, 2024, bear interest at a rate equal to the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65% and are therefore exposed to changes in interest rates through their maturity date in November 2027. For interest expense, we do not believe that an increase or decrease in the interest rate would have a significant impact on the unaudited condensed statements of operations and comprehensive loss. We believe that should a 10.0% change in the interest rate were to have occurred on June 30, 2024, this change would not have had a material effect on interest expense as of that date.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If the results of our trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant additional resources to conduct additional trials in support of potential approval of ziftomenib, KO-2806 and tipifarnib or our other product candidates.

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

We may experience delays in our clinical trials, and we do not know whether ongoing or planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. If the FDA, comparable foreign regulatory authorities or IRBs have comments on our study plans for our clinical trials that we are required to address, such studies may be delayed, or may not start at all. Clinical trials may be delayed, suspended or prematurely terminated at any time by us or by the FDA or other similar regulatory agency if it is determined at any time that patients may be or are being exposed to unacceptable health risks, including risk of death, or if compounds are not manufactured in compliance with current good manufacturing practice, or cGMP, regulations or with acceptable quality. There can be no assurance that the FDA or other similar regulatory agency will not put any of our product candidates on clinical hold in the future. For example, in November 2021, we reported that the FDA had placed the KOMET-001 trial on a partial clinical hold. The partial clinical hold was initiated following our report to the FDA of a Grade 5 serious adverse event potentially associated with DS, a known adverse event related to differentiating agents in the treatment of AML. Patients who were enrolled in the Phase 1b expansion cohorts at the time of the partial clinical hold were permitted to continue to receive ziftomenib, although no additional patients were to be enrolled until the partial clinical hold was lifted. In January 2022, we announced that the FDA had lifted the partial clinical hold on the KOMET-001 trial following agreement on our mitigation strategy for DS, and that the study would resume screening and enrollment of new patients. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

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

We anticipate that our current product candidates and any future product candidates may be used in combination with third-party drugs or biologics, some of which may still be in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.*

We are currently developing our product candidates, and may develop future product candidates, for use in combination with one or more other cancer therapies, such as venetoclax, azacitidine, cytarabine, daunorubicin, gilteritinib, fludarabine, G-CSF, and idarubicin in the case of ziftomenib, cabozantinib and adagrasib in the case of KO-2806, and alpelisib in the case of tipifarnib, or other drugs, both approved and unapproved. Our ability to develop and ultimately commercialize our current product candidates and any future product candidates used in combination with another drug or biologic will depend on our ability, or the ability of third-party clinical trial sites on which we rely, to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that we, or third-party clinical trial sites on which we rely, will be able to secure a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. To date, the FDA has frequently required a premarket approval application of companion diagnostics for cancer therapies. We presently anticipate that approved companion diagnostics will be required in order to obtain approval for ziftomenib in NPM1-mutant AML and KMT2A-rearranged AML, for KO-2806 in KRASG12C-mutant NSCLC and for tipifarnib in PIK3CA-dependent HNSCC. We and our third-party collaborators may encounter difficulties in developing, validating and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop, validate or obtain regulatory approval of a companion diagnostic could delay or prevent approval of our product candidates. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

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

We will need to obtain substantial additional capital in connection with our continuing operations. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish certain rights to our technologies or product candidates.*

Until such time, if ever, as we can generate sufficient product revenues to fund our operations, we will need to raise additional capital in connection with our continuing operations. We expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic partnerships or licensing arrangements. Additional capital may not be available on reasonable terms, if at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of our stockholders as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. As a result of the global pandemics, bank failures, actual or perceived changes in interest rates and economic inflation, the global financial markets have experienced volatility and uncertainty. There can be no assurance that further volatility and uncertainty in the financial markets and declining confidence in economic conditions will not occur. If financial markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

In November 2023, we entered into the ATM Facility under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

In November 2022, we entered into the Loan Agreement with the Lenders and Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, providing for up to $125.0 million in a series of Term Loans. Upon entering into the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million Tranche 1 Loan. In September 2023, the draw period for the remaining $15.0 million of the Tranche 1 Loan expired without us drawing down such additional loan. On March 15, 2024, the draw period for the $35.0 million Tranche 2 Loan expired without us drawing down such additional loan. We may borrow (i) up to the $40.0 million Tranche 3 Loan, which will become available to us upon our satisfaction of certain terms and conditions set forth in the Loan Agreement, and (ii) up to the $25.0 million Tranche 4 Loan, subject to the Lenders’ investment committee approval in its sole discretion. Other than our term loan facility, we do not have any committed external source of funds. On June 1, 2024, a minimum cash covenant commenced requiring us to hold cash in the United States and subject to a first-priority perfected security interest in favor of the Lenders in an amount greater than or equal to (x) 55.0% of the outstanding loan obligations if we have not received FDA approval for ziftomenib, or (y) 35.0% of the outstanding loan obligations if we have received FDA approval for ziftomenib, provided that neither (x) nor (y) will apply at any time our market capitalization is equal to or greater than $1,250.0 million. Since June 1, 2024, our market capitalization has at all times been greater than $1,250.0 million, and the minimum cash covenant has not applied. While any amounts are outstanding under our term loan facility, we are subject to affirmative and restrictive covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness, transactions with affiliates and a minimum cash covenant, among other customary covenants. If we default under our term loan facility, the Lenders may accelerate our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the Lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The Lenders could accelerate our obligations under the Loan Agreement upon the occurrence of an event of default, which includes, among other things, our failure to satisfy our payment obligations under the Loan Agreement, the breach of certain of our other covenants under the Loan Agreement or the occurrence of a material adverse change, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the Lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

Events involving limitations to liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or concerns or rumors about any events of these kinds or other similar risks, have in the past led and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation, or FDIC, was appointed as receiver. Subsequently, the FDIC announced that all deposits with SVB are fully insured. Similarly, in March 2023, Signature Bank Corp. and Silvergate Capital Corp. were each placed into receivership and in May 2023, First Republic Bank was placed into receivership. We regularly maintain cash balances at third-party financial institutions in excess of the FDIC standard insurance limit, with balances concentrated at a small number of financial institutions. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, or with which we do business, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the United States or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis. In addition, if any of our partners or parties with whom we conduct business are unable to access funds due to the status of their financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

In addition to relying upon third-party service providers, we depend on our collaborators to supply certain therapies for our combination studies. For example, we depend on Mirati to supply adagrasib for the NSCLC combination cohort of our FIT-001 trial. If Mirati does not perform in accordance with our collaboration agreement, or the agreement is terminated, the NSCLC combination cohort of our FIT-001 trial, and our development plans for KO-2806 in combination with adagrasib, could be materially adversely impacted. Similarly, for our KURRENT-HN trial, we depend upon Novartis to supply alpelisib in accordance with the terms of our collaboration agreement. If Novartis does not perform in accordance with the agreement, or the agreement is terminated, the KURRENT-HN trial, and our development plans for tipifarnib in combination with alpelisib, could be materially adversely impacted.

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

We depend on third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.*

We do not own or operate facilities for the manufacture of our product candidates and we currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of clinical supplies of ziftomenib, KO-2806 and tipifarnib for preclinical and clinical testing. We expect to rely on third parties as well for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We also expect to rely on other third parties to package and label the drug product as well as to store and distribute drug supplies for our clinical trials.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that will be conducted after an NDA is submitted to the FDA. We are completely dependent on our contract manufacturing partners for compliance with the FDA’s requirements for manufacture of both the active drug substances and finished drug product for ziftomenib, KO-2806, tipifarnib and our other product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s regulatory requirements, they will not be able to secure or maintain FDA approval for the manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture our products, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. Certain changes to the ACA, such as the removal of the ACA’s individual health insurance mandate by federal tax legislation, a delay in the implementation of certain ACA-mandated fees, and other changes to the ACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” were recently enacted or implemented, and the effect of these changes is unknown. Furthermore, in June 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, in January 2021, prior to the U.S. Supreme Court ruling, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. We cannot predict the ultimate content, timing or effect of healthcare reform legislation or regulation or the impact of potential legislation or regulation on us.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, that due to subsequent legislative amendments, will stay in effect until 2032. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, in March 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These laws and other potential legislation may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, in September 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, in August 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law. The IRA, among other things, (1) extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025, (2) directs HHS to negotiate, subject to a specified cap, the price of a set number of certain single-source drugs and biologics covered under Medicare each year starting in 2026, (3) imposes rebates under Medicare Part B and Medicare Part D to penalize manufacturers for price increases that outpace inflation, and (4) makes several changes to the Medicare Part D benefit, including by significantly lowering the beneficiary maximum annual out-of-pocket costs, and through a change in manufacturer liability under the program. These provisions take effect progressively starting in fiscal year 2023. In August 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued, and will continue to issue and update, guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry and could negatively affect our business and financial condition. Further, in response to the Biden administration’s October 2022 executive order, in February 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, in December 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. In December 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s SIP proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies, which may directly compete with ziftomenib, KO-2806, tipifarnib and any other future product candidates. If any competitor is able to advance their clinical program more quickly than ours, the commercial opportunity for our product candidates could be reduced. In the case of ziftomenib, Syndax recently announced that they could receive regulatory approval of revumenib in relapsed or refractory KMT2A-rearranged acute leukemia by December 26, 2024. Earlier this year, they announced that they expect to report topline data from a cohort of patients with relapsed or refractory NPM1-m AML in the fourth quarter of 2024 that could support a supplemental NDA in the first half of 2025.

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

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. From time to time, including as a result of global pandemics, bank failures, actual or perceived changes in interest rates and economic inflation, global financial markets have experienced volatility and uncertainty. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 through June 30, 2024, were $43.00 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

In addition, the stock market in general, and the stocks of small-cap biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including as a result of global pandemics, bank failures, actual or perceived changes in interest rates and economic inflation. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. These events may also lead to securities litigation, which can be expensive and time-consuming to defend, regardless of the merit or outcome. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of our common stock.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of June 30, 2024, we had 6,262,300 shares of common stock available for grant under the 2014 Plan, options to purchase up to an aggregate of 11,961,481 shares of common stock outstanding, 1,325,150 unvested restricted stock units outstanding and 1,313,100 unvested performance-based restricted stock units outstanding. Also, pursuant to our 2023 Inducement Option Plan, or Inducement Plan, we are authorized to grant nonstatutory stock options to individuals that were not previously our employees or directors (or following a bona fide period of non-employment), as an inducement material to the individual’s entry into employment with us, pursuant to Nasdaq Listing Rule 5635(c)(4). As of June 30, 2024, we had 177,300 shares of common stock available for grant and options to purchase up to an aggregate of 422,700 shares of common stock outstanding, each under the Inducement Plan.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of June 30, 2024, we had 590,855 shares of common stock reserved for future issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors (or a duly authorized committee thereof) to take action to reduce the size of the increase in any given year. In December 2023, the compensation committee of the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in 2024.

In addition, as of June 30, 2024, (i) warrants to purchase up to (a) 33,988 shares of our common stock at an exercise price of $3.31 per share and (b) 26,078 shares of our common stock at an exercise price of $14.38 per share and (ii) pre-funded warrants to purchase up to 10,353,668 shares of our common stock at an exercise price of $0.0001 per share were outstanding.

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

ITEM 5. OTHER INFORMATION

Trading Plans

During the three months ended June 30, 2024, certain of our officers adopted, modified or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

			Trading Arrangement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Kathleen Ford, Chief Operating Officer	Termination***	June 10, 2024	X		136,261	September 15, 2024
Kathleen Ford, Chief Operating Officer	Adoption***	June 10, 2024	X		74,438, and ESPP net shares to be purchased	September 15, 2025
Teresa Bair, Chief Legal Officer	Adoption	May 31, 2024	X		120,845, and ESPP net shares to be purchased	May 30, 2025
Faheem Hasnain, Lead Independent Director	Adoption	June 20, 2024	X		40,000	June 21, 2025

______________________

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

*** Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on August 29, 2023 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

In addition, during the second quarter of 2024, our officers (as defined in Rule 16a-1(f) under the Exchange Act) have entered into sell-to-cover arrangements adopted pursuant to Rule 10b5-1 authorizing the pre-arranged sale of shares to satisfy our tax withholding obligations arising exclusively from the vesting of shares of restricted stock. The amount of shares to be sold to satisfy our tax withholding obligations under these arrangements is dependent on future events which cannot be known at this time, including the future trading price of our shares. The expiration date relating to these arrangements is dependent on future events which cannot be known at this time, including the final vesting date of the applicable shares of restricted stock and the officer’s termination of service.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Warrant to Purchase Stock issued by the Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

4.3	Form of Warrant Agreement issued by the Registrant on November 2, 2022 to certain Lenders.		10-K (Exhibit 4.3)	2/23/2023	001-37620

4.4	Amended and Restated Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital, Inc.		10-K (Exhibit 4.4)	2/23/2023	001-37620

4.5	Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital IV, L.P.		10-K (Exhibit 4.5)	2/23/2023	001-37620

4.6	Form of Pre-Funded Warrant.		8-K (Exhibit 4.1)	6/14/2023	001-37620

4.7	Form of Pre-Funded Warrant.		8-K (Exhibit 4.1)	1/26/2024	001-37620

4.8**	Registration Rights Agreement, dated January 26, 2024, by and among the Registrant and the persons party thereto.		8-K (Exhibit 10.2)	1/26/2024	001-37620

10.1+	Second Amendment to Amended and Restated Executive Employment Agreement, effective as of April 11, 2024, by and between the Registrant and Troy E. Wilson, Ph.D., J.D.	X

10.2+	Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.		8-K (Exhibit 99.1)	6/7/2024	001-37620

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certifications of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

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

Kura Oncology, Inc.

Date: August 8, 2024	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer
(Principal Executive and Financial Officer)