Form 10-Q
period 2024-09-30
Kura Oncology, Inc.
filed 2024-11-07
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of the close of business on November 4, 2024, the registrant had 77,763,750 shares of Common Stock, $0.0001 par value, outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,480	$37,318
Short-term investments	405,817	386,639
Prepaid expenses and other current assets	7,892	8,524
Total current assets	463,189	432,481
Property and equipment, net	1,315	1,859
Operating lease right-of-use assets	6,100	6,993
Other long-term assets	8,233	7,602
Total assets	$478,837	$448,935

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$36,966	$33,757
Current operating lease liabilities	1,691	1,506
Current portion of long-term debt	1,715	—
Total current liabilities	40,372	35,263
Long-term debt, net	7,757	9,332
Long-term operating lease liabilities	5,466	6,362
Other long-term liabilities	1,471	705
Total liabilities	55,066	51,662
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 77,749 and 74,350 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	8	7
Additional paid-in capital	1,298,852	1,119,976
Accumulated other comprehensive income (loss)	1,116	(1,271)
Accumulated deficit	(876,205)	(721,439)
Total stockholders’ equity	423,771	397,273
Total liabilities and stockholders’ equity	$478,837	$448,935

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating Expenses:
Research and development	$41,705	$29,328	$117,700	$82,702
General and administrative	18,179	13,145	53,040	36,340
Total operating expenses	59,884	42,473	170,740	119,042
Other Income (Expense):
Interest and other income	5,892	4,275	17,190	10,352
Interest expense	(412)	(404)	(1,216)	(1,155)
Total other income, net	5,480	3,871	15,974	9,197
Net Loss	$(54,404)	$(38,602)	$(154,766)	$(109,845)

Net loss per share, basic and diluted	$(0.63)	$(0.50)	$(1.80)	$(1.53)
Weighted average number of shares used in computing net loss per share, basic and diluted	86,950	77,241	85,834	71,845

Comprehensive Loss:
Net loss	$(54,404)	$(38,602)	$(154,766)	$(109,845)
Other comprehensive income:
Unrealized gain on marketable securities	1,579	1,687	2,387	4,497
Comprehensive Loss	$(52,825)	$(36,915)	$(152,379)	$(105,348)

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	74,350	$7	$1,119,976	$(1,271)	$(721,439)	$397,273
Issuance of pre-funded warrants to purchase common stock, net of offering costs	—	—	122,726	—	—	122,726
Issuance of common stock, net of offering costs	1,377	1	23,087	—	—	23,088
Share-based compensation expense	—	—	8,512	—	—	8,512
Issuance of common stock under equity plans	454	—	2,555	—	—	2,555
Other comprehensive income	—	—	—	455	—	455
Net loss	—	—	—	—	(49,525)	(49,525)
Balance at March 31, 2024	76,181	8	1,276,856	(816)	(770,964)	505,084
Share-based compensation expense	—	—	8,430	—	—	8,430
Issuance of common stock under equity plans	241	—	3,040	—	—	3,040
Other comprehensive income	—	—	—	353	—	353
Net loss	—	—	—	—	(50,837)	(50,837)
Balance at June 30, 2024	76,422	8	1,288,326	(463)	(821,801)	466,070
Exercise of pre-funded warrants	1,000	—	—	—	—	—
Share-based compensation expense	—	—	8,324	—	—	8,324
Issuance of common stock under equity plans	327	—	2,202	—	—	2,202
Other comprehensive income	—	—	—	1,579	—	1,579
Net loss	—	—	—	—	(54,404)	(54,404)
Balance at September 30, 2024	77,749	$8	$1,298,852	$1,116	$(876,205)	$423,771

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

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net loss	$(154,766)	$(109,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	25,266	20,915
Amortization of premium and accretion of discounts on marketable securities, net	(10,256)	(6,687)
Depreciation expense	644	635
Non-cash interest expense	383	358
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	2,498	2,681
Prepaid expenses and other current assets	632	574
Other long-term liabilities	523	75
Operating lease right-of-use and other long-term assets	262	778
Net cash used in operating activities	(134,814)	(90,516)

Investing Activities
Purchases of marketable securities	(418,465)	(310,135)
Maturities of marketable securities	411,930	283,649
Purchases of property and equipment	(100)	(152)
Net cash used in investing activities	(6,635)	(26,638)

Financing Activities
Proceeds from issuance of common stock and pre-funded warrants, net of offering costs	145,814	93,577
Proceeds from issuance of stock under equity plans	7,797	515
Net cash provided by financing activities	153,611	94,092
Net increase (decrease) in cash and cash equivalents	12,162	(23,062)
Cash and cash equivalents at beginning of period	37,318	51,802
Cash and cash equivalents at end of period	$49,480	$28,740

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

2. Summary of Significant Accounting Policies

Employee Retention Credit

Under the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, we were eligible to claim the employee retention credit, which is a refundable tax credit against certain employment taxes. For the nine months ended September 30, 2023, we recognized $2.8 million of employee retention credits related to wages paid to our employees from July 2020 through September 2021 within operating expenses as a reduction to personnel costs in the unaudited condensed statements of operations and comprehensive loss. We filed for the credit with the Internal Revenue Service in the first quarter of 2023. As of September 30, 2024, an employee retention credit receivable of $2.8 million was included within prepaid expenses and other current assets on the unaudited condensed balance sheets.

Allowance for Credit Losses

For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest and other income through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive income on the unaudited condensed statements of operations and comprehensive loss.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, which includes the shares related to outstanding pre-funded warrants, but excludes other potential common stock equivalents. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little additional consideration, and are fully vested and exercisable. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period. As we have reported net loss for the three and nine months ended September 30, 2024 and 2023, dilutive net loss per common share is the same as basic net loss per common share for those periods. Common stock equivalents outstanding are comprised of stock options, restricted stock units, performance-based restricted stock units, warrants and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Common stock equivalents outstanding at September 30, 2024 and 2023 totaling approximately 15,136,000 and 12,664,000, respectively, were excluded from the computation of dilutive weighted-average shares outstanding because their effect would be anti-dilutive.

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

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		September 30, 2024
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$15,510	$—	$—	$15,510

Short-term investments:
U.S. Treasury securities	2 or less	404,701	1,117	(1)	405,817
Total		$420,211	$1,117	$(1)	$421,327

		December 31, 2023
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	1 or less	$13,590	$—	$—	$13,590

Short-term investments:
U.S. Treasury securities	2 or less	300,388	395	(569)	300,214
Corporate debt securities	2 or less	64,591	4	(825)	63,770
Non-U.S. government debt securities	1 or less	15,000	—	(273)	14,727
U.S. Agency bonds	1 or less	7,931	—	(3)	7,928
Total short-term investments		387,910	399	(1,670)	386,639
Total		$401,500	$399	$(1,670)	$400,229

Short-term investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of September 30, 2024 and December 31, 2023, short-term investments of $390.7 million and $336.6 million, respectively, had maturities less than one year, and short-term investments of $15.1 million and $50.0 million, respectively, had maturities between one to two years. We had no realized gains or losses for the nine months ended September 30, 2024 and 2023.

As of September 30, 2024, one available-for-sale security with a fair market value of $4.9 million was in a gross unrealized loss position, but it has not been in a continuous unrealized loss position for greater than 12 months. We do not intend to sell such available-for-sale security, and it is not more likely than not that we will be required to sell such security prior to recovery of its amortized cost basis. We have no allowance for credit losses as of September 30, 2024 and December 31, 2023. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss).

Accrued interest receivable on available-for-sale securities was $1.9 million and $1.1 million as of September 30, 2024 and December 31, 2023, respectively. We have not written off any accrued interest receivables for the nine months ended September 30, 2024 and 2023.

4. Fair Value Measurements

As of September 30, 2024 and December 31, 2023, we had cash equivalents and short-term investments measured at fair value on a recurring basis.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$15,510	$15,510	$—	$—

Short-term investments:
U.S. Treasury securities	405,817	405,817	—	—
Total	$421,327	$421,327	$—	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$13,590	$13,590	$—	$—

Short-term investments:
U.S. Treasury securities	300,214	300,214	—	—
Corporate debt securities	63,770	—	63,770	—
Non-U.S. government debt securities	14,727	—	14,727	—
U.S. Agency bonds	7,928	—	7,928	—
Total short-term investments	386,639	300,214	86,425	—
Total	$400,229	$313,804	$86,425	$—

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy.

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	September 30, 2024	December 31, 2023
Laboratory and computer equipment	$1,632	$1,657
Leasehold improvements	1,543	1,543
Furniture and fixtures	1,210	1,111
Property and equipment, gross	4,385	4,311
Less: accumulated depreciation	(3,070)	(2,452)
Property and equipment, net	$1,315	$1,859

Accounts payable and accrued expenses consisted of the following, in thousands:

	September 30, 2024	December 31, 2023
Accounts payable	$3,006	$2,300
Accrued compensation and benefits	12,482	13,153
Accrued clinical trial research and development expenses	10,950	7,737
Accrued other research and development expenses	8,060	9,265
Other accrued expenses	2,468	1,302
Total accounts payable and accrued expenses	$36,966	$33,757

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

Maturities of lease liabilities as of September 30, 2024 are as follows, in thousands:

Year Ending December 31,
2024 (remaining)	$272
2025	1,964
2026	1,344
2027	1,371
2028	1,398
Thereafter	3,740
Total lease payments	10,089
Less: imputed interest	(2,932)
Total operating lease liabilities	$7,157

As of September 30, 2024 and December 31, 2023, the weighted-average discount rate was 11.2% and 10.4%, respectively, and the weighted-average remaining lease term was 5.9 years and 6.2 years, respectively. Total cash paid for amounts included in the measurement of operating lease liabilities was $1.3 million and $1.7 million for the nine months ended September 30, 2024 and 2023, respectively. No operating lease ROU assets were obtained in exchange for operating lease liabilities for the nine months ended September 30, 2024 and 2023. Total operating lease expense for the three months ended September 30, 2024 and 2023 was approximately $0.5 million in both periods. Total operating lease expense for the nine months ended September 30, 2024 and 2023 was approximately $1.5 million in both periods.

7. Stockholders’ Equity

On January 26, 2024, we completed a private placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share), or the Private Placement. Net proceeds from the Private Placement, after deducting expenses, were approximately $145.8 million. The common stock and pre-funded warrants met the accounting standards guidance for equity classification, and proceeds were allocated between common stock and pre-funded warrant based on their relative fair value. As of September 30, 2024, pre-funded warrants to purchase 139,131 of such shares of common stock had been exercised and 7,179,755 remained outstanding.

In June 2023, we completed a public offering in which we sold an aggregate of 5,660,871 shares of common stock at a price of $11.50 per share as well as pre-funded warrants to purchase 3,034,782 shares of our common stock at a price of $11.4999 per pre-funded warrant (representing the $11.50 per share purchase price less the exercise price of $0.0001 per warrant share). Net proceeds from the public offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $93.6 million. As of September 30, 2024, pre-funded warrants to purchase 860,869 of such shares of common stock had been exercised and 2,173,913 remained outstanding.

In November 2023, we entered into a Sales Agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

8. Share-Based Compensation

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$3,570	$3,223	$11,218	$9,430
General and administrative	4,754	3,867	14,048	11,485
Total share-based compensation expense	$8,324	$7,090	$25,266	$20,915

As of September 30, 2024, unrecognized estimated compensation expense related to stock options and restricted stock units was approximately $47.2 million and $12.8 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.6 years and 2.7 years for stock options and restricted stock units, respectively. In May 2023, we granted an aggregate of 1,313,100 performance-based restricted stock units, or PSUs, to certain executives. The PSUs vest in six equal tranches upon the achievement of certain milestones and service conditions. As of September 30, 2024, we determined that the vesting of the PSUs was not probable and have not included the PSUs in share-based compensation expense or unrecognized estimated compensation expense.

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

On May 14, 2024, we announced that we completed enrollment of 85 patients in the Phase 2 portion of KOMET-001. On September 30, 2024, we announced the publication of our KOMET-001 Phase 1 study manuscript in The Lancet Oncology journal. The results of the Phase 1 study, as reported in The Lancet Oncology, demonstrated promising clinical activity with manageable toxicity in heavily pretreated patients including marrow blast reduction, neutrophil and platelet recovery, transfusion independence, and clearance of measurable residual disease. We expect to report topline results from the Phase 2 registration-directed portion of the KOMET-001 trial in early 2025.

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

In January 2024, we announced preliminary data from the first 20 patients in the KOMET-007 study. The first 20 patients were enrolled in KOMET-007 between July 2023 and November 2023, including five newly diagnosed patients with adverse risk NPM1-mutant or KMT2A-rearranged AML and 15 patients with relapsed or refractory NPM1-mutant or KMT2A-rearranged AML. Patients are considered “adverse risk” if they are at least 60 years old and/or have treatment-related AML and/or adverse risk cytogenetics per European LeukemiaNet.

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

We enrolled more than 100 patients in the Phase 1a dose escalation portion of the KOMET-007 study, with all four cohorts clearing the highest dose. Dosing of patients in the Phase 1b expansion portion of the study at 600 mg is now well underway. The Phase 1b expansion study includes multiple combination cohorts, including ziftomenib in combination with venetoclax/azacitidine in newly diagnosed NPM1-mutant or KMT2A-rearranged AML and ziftomenib in combination with 7+3 in newly diagnosed NPM1-mutant or KMT2A-rearranged AML, without the qualifications for adverse risk. Each cohort of the Phase 1b study is expected to enroll at least 20 patients. We recently announced that two abstracts highlighting clinical data from the Phase 1a dose escalation portion of the KOMET-007 study were accepted for presentation at the American Society of Hematology, or ASH, Annual Meeting, which will be held from December 7-10, 2024 in San Diego, California. Under these abstracts, Kura will present data from patients with newly diagnosed NPM1-mutant or KMT2A-rearranged adverse risk AML treated with ziftomenib in combination with 7+3 in an oral session and data from patients with relapsed or refractory NPM1-mutant or KMT2A-rearranged AML treated with ziftomenib in combination with venetoclax/azacitidine in a poster session. We anticipate sharing preliminary data from the Phase 1b expansion study at a medical meeting in 2025.

The second ziftomenib combination study, which we call KOMET-008, is designed to evaluate ziftomenib in combination with gilteritinib in patients with relapsed or refractory NPM1-mutant AML, and ziftomenib in combination with fludarabine, cytarabine, granulocyte-colony stimulating factor, or G-CSF, and idarubicin, or FLAG-IDA, or low-dose cytarabine, or LDAC, in patients with relapsed or refractory NPM1-mutant or KMT2A-rearranged AML. On February 26, 2024, we announced that we dosed the first patient in KOMET-008. Dosing of patients in all cohorts of the KOMET-008 study is ongoing.

We also have initiated activities to evaluate the use of ziftomenib as a maintenance therapy in patients with NPM1-mutant or KMT2A-rearranged AML who have undergone HCT. HCT represents the only potentially curative treatment for AML, yet the most common reason for long-term failure after HCT is disease relapse. We are supporting an ongoing investigator-sponsored study, and plan to initiate a company-sponsored study, evaluating the ability of ziftomenib to improve outcomes when administered as a maintenance therapy following HCT.

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

On August 8, 2024, we announced the clearance by the FDA of an investigational new drug application, or IND, for ziftomenib for the treatment of advanced gastrointestinal stromal tumors, or GIST, in combination with imatinib. GIST are characterized as KIT-dependent solid tumors. Despite the successful disease control achieved with imatinib in advanced GIST patients, most patients eventually progress due to acquired secondary KIT mutations. In October 2024, we presented preclinical data at the EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics, or the Triple Meeting 2024, that support the development of ziftomenib for the treatment of advanced GIST. The new findings demonstrate robust and durable antitumor activity in imatinib-sensitive and imatinib-resistant GIST patient-derived xenograft models treated with the combination of ziftomenib and imatinib. The antitumor activity in models treated with combination of ziftomenib and imatinib was superior to the antitumor activity in models treated with imatinib monotherapy. The data presented at the Triple Meeting 2024 indicate a KIT-dependent mechanism, with ziftomenib and imatinib combining to reduce KIT expression and/or activity and drive the arrest and apoptosis of damaged cells. We expect to initiate a proof-of-concept study evaluating ziftomenib in combination with imatinib in patients with advanced GIST after imatinib failure in the first half of 2025.

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

We continue to make progress toward multiple next-generation menin inhibitor drug candidates. We expect to nominate the first of these development candidates, which we intend to direct towards diabetes, in the first half of 2025.

KO-2806. Our second product candidate, KO-2806, is a next-generation FTI that we believe demonstrates improved potency, pharmacokinetic and physicochemical properties relative to earlier FTI drug candidates. In January 2023, we announced the clearance by the FDA of our IND for KO-2806 for the treatment of advanced solid tumors.

We delivered multiple presentations of preclinical data in 2023 and 2024 that we believe support the development of FTIs such as KO-2806 in combination with targeted therapies.

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

In October 2024, we presented preclinical data at the Triple Meeting 2024 that we believe further demonstrate the potential of KO-2806 as a companion therapeutic to augment the antitumor activities of both KRAS mutant-selective and pan-RAS inhibitors. The first of two posters illustrated that the addition of KO-2806 to xenograft model tumors progressing on a KRASG12C mutant-specific inhibitor re-sensitized the tumors to the KRAS inhibitor, resulting in inhibition of tumor growth and mTOR signaling. In the second poster, we reported that KO-2806 re-sensitized relapsing colorectal xenograft tumors to pan-RAS inhibition by targeting the mTOR signaling pathway.

We are evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary antitumor activity of KO-2806 as a monotherapy and in combination with other targeted therapies in a Phase 1 first-in-human study, which we call the FIT-001 trial. In October 2023, we announced that we dosed the first patient in the monotherapy portion of the FIT-001 trial. We expect to identify the maximum tolerated dose for KO-2806 as a monotherapy in the second half of 2024. In November 2023, we announced a clinical collaboration with Mirati Therapeutics, Inc., or Mirati, a wholly owned subsidiary of Bristol Myers Squibb as of January 2024, to evaluate the combination of KO-2806 and adagrasib in patients with NSCLC whose tumors have a KRASG12C mutation. Under the terms of the agreement, Mirati (now a Bristol Myers Squibb company) supplies us with adagrasib for the NSCLC combination cohort of the FIT-001 trial, and we sponsor the trial. On March 6, 2024, we announced that we dosed the first patient with KO-2806 in combination with cabozantinib in the ccRCC cohort of the study. On August 8, 2024, we announced that we dosed the first patient in the NSCLC cohort of the study. Enrollment in the dose escalation portions of the ccRCC and NSCLC cohorts is ongoing. We expect to initiate one or more expansion cohorts for the combination of KO-2806 with cabozantinib in ccRCC in the first half of 2025.

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

In July 2021, we announced a clinical collaboration with Novartis Pharma AG, or Novartis, to evaluate the combination of tipifarnib and alpelisib, a PI3 kinase alpha inhibitor, in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification. In the fourth quarter of 2021, we commenced a Phase 1/2 open-label, biomarker-defined cohort study, which we call the KURRENT-HN trial, to evaluate the safety and tolerability of the combination, determine the recommended dose and schedule for the combination, and assess early antitumor activity of the combination for the treatment of such patients. Under the terms of our collaboration agreement with Novartis, we sponsor the KURRENT-HN trial and supply tipifarnib, and Novartis supplies alpelisib. We believe there is an opportunity to impact patients with the combination of an FTI and an inhibitor of PI3 kinase alpha, and we anticipate presenting data from the KURRENT-HN trial at a medical meeting in the first half of 2025.

Liquidity Overview

As of September 30, 2024, we had cash, cash equivalents and short-term investments of $455.3 million.

In January 2024, we completed a private placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share), or the Private Placement. Net proceeds from the Private Placement, after deducting expenses, were approximately $145.8 million. As of September 30, 2024, pre-funded warrants to purchase 139,131 of such shares of common stock had been exercised and 7,179,755 remained outstanding.

In June 2023, we completed a public offering in which we sold an aggregate of 5,660,871 shares of common stock at a price of $11.50 per share as well as pre-funded warrants to purchase 3,034,782 shares of our common stock at a price of $11.4999 per pre-funded warrant (representing the $11.50 per share purchase price less the exercise price of $0.0001 per warrant share). Net proceeds from the public offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $93.6 million. As of September 30, 2024, pre-funded warrants to purchase 860,869 of such shares of common stock had been exercised and 2,173,913 remained outstanding.

In November 2023, we entered into a Sales Agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

In November 2022, we entered into a loan and security agreement, or the Loan Agreement, with several banks and other financial institutions or entities party thereto, or collectively the Lenders, and Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, providing for up to $125.0 million in a series of term loans, or Term Loans. Upon entering into the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million tranche of Term Loans, or the Tranche 1 Loan. In September 2023, the draw period for the remaining $15.0 million of the Tranche 1 Loan expired without us drawing down such additional loan. In March 2024, the draw period for the $35.0 million tranche of Term Loans triggered by the achievement of the Tranche 2 Milestone (as defined in the Loan Agreement), or Tranche 2 Loan, expired without us drawing down such additional loan. We may borrow (i) an additional tranche of term loans in the amount of up to $40.0 million, or the Tranche 3 Loan, which will become available to us upon our satisfaction of certain terms and conditions set forth in the Loan Agreement, and (ii) a final tranche of term loans in the amount of up to $25.0 million, or the Tranche 4 Loan, subject to the Lenders’ investment committee approval in its sole discretion.

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

Financial Operations Overview

Research and Development Expenses

We focus on the research and development of our pipeline programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of September 30, 2024, we have no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Results of Operations

The following table sets forth our results of operations for the periods presented, in thousands:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Change	2024	2023	Change
Research and development expenses	$41,705	$29,328	$12,377	$117,700	$82,702	$34,998
General and administrative expenses	18,179	13,145	5,034	53,040	36,340	16,700
Other income, net	5,480	3,871	1,609	15,974	9,197	6,777

Comparison of the Three Months Ended September 30, 2024 and 2023

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended
	September 30,
	2024	2023	Change
Ziftomenib-related costs	$18,993	$8,887	$10,106
KO-2806-related costs	5,178	2,817	2,361
Tipifarnib-related costs	721	3,403	(2,682)
Discovery stage program-related costs	1,769	1,331	438
Personnel costs and other expenses	11,474	9,667	1,807
Share-based compensation expense	3,570	3,223	347
Total research and development expenses	$41,705	$29,328	$12,377

The increase in ziftomenib-related research and development expenses for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to increases in costs related to our registration-directed clinical trial of ziftomenib and the ziftomenib combination trials. The increase in KO-2806-related research and development expenses for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to increased costs related to our Phase 1 clinical trial. The decrease in tipifarnib-related research and development expenses for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to the closure of our registration-directed trial of tipifarnib. The increase in personnel costs and other expenses for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to increases in headcount costs to support our ongoing clinical trials. We expect our research and development expenses to increase in future periods as we continue clinical development activities for our ziftomenib and FTI programs.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to increases in personnel costs, pre-commercial planning expenses, and non-cash share-based compensation expense. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Other income, net. The increase in other income, net for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to an increase in interest income.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Nine Months Ended
	September 30,
	2024	2023	Change
Ziftomenib-related costs	$52,335	$23,681	$28,654
KO-2806-related costs	13,026	7,589	5,437
Tipifarnib-related costs	3,560	10,998	(7,438)
Discovery stage program-related costs	4,950	3,649	1,301
Personnel costs and other expenses	32,611	27,355	5,256
Share-based compensation expense	11,218	9,430	1,788
Total research and development expenses	$117,700	$82,702	$34,998

The increase in ziftomenib-related research and development expenses for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to increases in costs related to our registration-directed clinical trial of ziftomenib and the ziftomenib combination trials. The increase in KO-2806-related research and development expenses for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to increased costs related to our Phase 1 clinical trial. The decrease in tipifarnib-related research and development expenses for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to the closure of our registration-directed trial of tipifarnib. The increase in personnel costs and other expenses for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to a retention tax credit recognized in the first quarter of 2023, and increases in headcount costs to support our ongoing clinical trials.

General and Administrative Expenses. The increase in general and administrative expenses for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to increases in personnel costs, a retention tax credit recognized in the first quarter of 2023, pre-commercial planning expenses, non-cash share-based compensation expense, and professional services.

Other income, net. The increase in other income, net for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to an increase in interest income.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities.

On January 26, 2024, we completed the Private Placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share). Net proceeds from the Private Placement, after deducting expenses, were approximately $145.8 million. As of September 30, 2024, pre-funded warrants to purchase 139,131 of such shares of common stock had been exercised and 7,179,755 remained outstanding.

In June 2023, we completed a public offering in which we sold an aggregate of 5,660,871 shares of common stock at a price of $11.50 per share as well as pre-funded warrants to purchase 3,034,782 shares of our common stock at a price of $11.4999 per pre-funded warrant (representing the $11.50 per share purchase price less the exercise price of $0.0001 per warrant share). Net proceeds from the public offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $93.6 million. As of September 30, 2024, pre-funded warrants to purchase 860,869 of such shares of common stock had been exercised and 2,173,913 remained outstanding.

In November 2022, we entered into the Loan Agreement with the Lenders and Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, providing for up to $125.0 million in a series of Term Loans. Under the terms of the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million Tranche 1 Loan. In September 2023, the draw period for the remaining $15.0 million of the Tranche 1 Loan expired without us drawing down such additional loan. In March 2024, the draw period for the $35.0 million Tranche 2 Loan expired without us drawing down such additional loan. We may borrow (i) up to the $40.0 million Tranche 3 Loan, which will become available to us upon our satisfaction of certain terms and conditions set forth in the Loan Agreement, and (ii) up to the $25.0 million Tranche 4 Loan, subject to the Lenders’ investment committee approval in its sole discretion. All of the Term Loans have a maturity date of November 2, 2027, or the Maturity Date. Repayment of the Term Loans is interest only through (a) May 1, 2025, with the satisfaction of the Interest Only Milestone 1 Conditions (as defined in the Loan Agreement), (b) November 1, 2025, if we satisfy the Interest Only Milestone 2 Conditions (as defined in the Loan Agreement), and (c) November 1, 2026, if we satisfy the Approval Milestone (as defined in the Loan Agreement). After the interest-only payment period, borrowings under the Loan Agreement are repayable in equal monthly payments of principal and accrued interest until the Maturity Date. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%.

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

We have incurred operating losses and negative cash flows from operating activities since inception. As of September 30, 2024, we had an accumulated deficit of $876.2 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of September 30, 2024, we had cash, cash equivalents and short-term investments of $455.3 million. Based on our current plans, we believe that our cash, cash equivalents and short-term investments as of September 30, 2024 will be sufficient to enable us to fund our operating expenses into 2027. Our future capital requirements will depend on many factors, including:

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

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Nine Months Ended September 30,
	2024	2023	Change
Net cash used in operating activities	$(134,814)	$(90,516)	$(44,298)
Net cash used in investing activities	(6,635)	(26,638)	20,003
Net cash provided by financing activities	153,611	94,092	59,519

Operating Activities. The increase of $44.3 million in net cash used in operating activities for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to increases of $44.9 million in net loss, $3.6 million in non-cash net accretion of discounts on marketable securities, and changes in operating assets and liabilities of $0.2 million, offset by an increase of $4.4 million in non-cash share-based compensation expense.

Investing Activities. The decrease of $20.0 million in net cash used in investing activities for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to an increase in maturities of marketable securities, offset by an increase in purchases of marketable securities.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2024 primarily related to net proceeds of approximately $145.8 million from the sale of shares of our common stock and pre-funded warrants to purchase shares of our common stock in our January 2024 Private Placement and proceeds of $7.8 million from the issuance of shares of common stock under our equity plans. Net cash provided by financing activities for the nine months ended September 30, 2023 was primarily due to $93.6 million in net proceeds from the sale of shares of our common stock and pre-funded warrants to purchase shares of our common stock in our June 2023 public offering.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in U.S. Treasury securities, money market funds, corporate debt securities, non-U.S. government debt securities, and U.S. Agency bonds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the unaudited condensed statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on September 30, 2024, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

We are also subject to interest expense fluctuations through our Term Loans which, as of September 30, 2024, bear interest at a rate equal to the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%, and are therefore exposed to changes in interest rates through their maturity date in November 2027. For interest expense, we do not believe that an increase or decrease in the interest rate would have a significant impact on the unaudited condensed statements of operations and comprehensive loss. We believe that should a 10.0% change in the interest rate were to have occurred on September 30, 2024, this change would not have had a material effect on interest expense as of that date.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We currently do not have a sales force. If we are unable to establish effective sales capabilities or enter into agreements with third parties to sell or market our product candidates if they obtain regulatory approval, we may not be able to effectively sell or market our product candidates, if approved, or generate product revenues.
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

In order to execute on our strategy of advancing the clinical development of our product candidates, we have designed our clinical trials, and expect to design future clinical trials of our product candidates, to include patients who harbor a particular attribute such as a particular genetic alteration, tumor histology or expression level that we believe contribute to or are associated with particular cancer subsets. Our goal in doing this is to enroll patients who have the highest probability of responding to our product candidate and, in our Phase 1 and/or proof-of-concept Phase 2 clinical trials, to show early and statistically significant evidence of clinical efficacy. Potential molecular biomarkers we have identified in retrospective analyses of data from clinical trials of ziftomenib or tipifarnib in certain cancer indications may not be prospectively validated as biomarkers of ziftomenib or tipifarnib activity in future clinical trials that we may conduct in these indications. If we are unable to identify molecular or genetic alterations, or biomarkers, that are predictive of response to our product candidates, or we are unable to include patients who harbor the applicable genetic alterations or expression levels in our clinical trials, or if our product candidates fail to work as we expect, our ability to assess the therapeutic effect, seek participation in FDA expedited review and approval programs, including Breakthrough Therapy Designation, Fast Track Designation, Priority Review and Accelerated Approval, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised, resulting in longer development times, larger clinical trials and a reduced likelihood of obtaining regulatory approval.

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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors as we transition from a company with a research and development focus to a company capable of supporting commercial activities, and we may not be successful in such a transition.

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

In November 2022, we entered into the Loan Agreement with the Lenders and Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, providing for up to $125.0 million in a series of Term Loans. Upon entering into the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million Tranche 1 Loan. In September 2023, the draw period for the remaining $15.0 million of the Tranche 1 Loan expired without us drawing down such additional loan. In March 2024, the draw period for the $35.0 million Tranche 2 Loan expired without us drawing down such additional loan. We may borrow (i) up to the $40.0 million Tranche 3 Loan, which will become available to us upon our satisfaction of certain terms and conditions set forth in the Loan Agreement, and (ii) up to the $25.0 million Tranche 4 Loan, subject to the Lenders’ investment committee approval in its sole discretion. Other than our term loan facility, we do not have any committed external source of funds. On June 1, 2024, a minimum cash covenant commenced requiring us to hold cash in the United States and subject to a first-priority perfected security interest in favor of the Lenders in an amount greater than or equal to (x) 55.0% of the outstanding loan obligations if we have not received FDA approval for ziftomenib, or (y) 35.0% of the outstanding loan obligations if we have received FDA approval for ziftomenib, provided that neither (x) nor (y) will apply at any time our market capitalization is equal to or greater than $1,250.0 million. Since June 1, 2024, our market capitalization has at all times been greater than $1,250.0 million, and the minimum cash covenant has not applied. While any amounts are outstanding under our term loan facility, we are subject to affirmative and restrictive covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness, transactions with affiliates and a minimum cash covenant, among other customary covenants. If we default under our term loan facility, the Lenders may accelerate our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the Lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The Lenders could accelerate our obligations under the Loan Agreement upon the occurrence of an event of default, which includes, among other things, our failure to satisfy our payment obligations under the Loan Agreement, the breach of certain of our other covenants under the Loan Agreement or the occurrence of a material adverse change, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the Lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

Some of our manufacturers and suppliers are located in China. Trade tensions and conflict between the United States and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations, and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. Government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations. In addition, the BIOSECURE Act, which recently passed in the House of Representatives and is now with the Senate, targets certain Chinese biotechnology companies. If the BIOSECURE Act becomes law, or similar laws are passed, they would have the potential to severely restrict our ability to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

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

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals in some or all planned regions, we will not be able to commercialize, or may be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.*

Our product candidates must be approved by the FDA pursuant to an NDA in the United States and by the European Medicines Agency, or EMA, and similar regulatory authorities outside the United States prior to commercialization. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. In addition, public health epidemics or outbreaks could also potentially affect the business of the FDA, the EMA or other health authorities, which could result in delays in meetings related to planned clinical trials and ultimately of reviews and approvals of our product candidates. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities, among other requirements. Our product candidates may not be effective, may be only moderately effective, may not have an acceptable durability of response, may not have an acceptable risk-benefit profile or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

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

Outside the United States, an increasing number of laws, regulations, and industry standards may govern data privacy and security. For example, the European Union’s General Data Protection Regulation, or EU GDPR, and the United Kingdom’s GDPR, or UK GDPR (collectively, GDPR), and Australia's Privacy Act impose strict requirements for processing personal data. For example, under GDPR, companies may face temporary or definitive bans on data processing, and other corrective actions, fines of up to 20 million Euros under the EU GDPR/17.5 million pounds sterling under the UK GDPR, or, in each case, 4% of annual global revenue, whichever is greater, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, may apply to our clinical trials conducted in Canada. Clinical trials conducted in Asia may be subject to existing, new and emerging data privacy regimes in that region.

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

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, in September 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, in August 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law. The IRA, among other things, (1) extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025, (2) directs HHS to negotiate, subject to a specified cap, the price of a set number of certain single-source drugs and biologics covered under Medicare each year starting in 2026, (3) imposes rebates under Medicare Part B and Medicare Part D to penalize manufacturers for price increases that outpace inflation, and (4) makes several changes to the Medicare Part D benefit, including by significantly lowering the beneficiary maximum annual out-of-pocket costs, and through a change in manufacturer liability under the program. These provisions take effect progressively starting in fiscal year 2023. In August 2023, HHS announced the list of the first ten drugs selected for price negotiations, and in August 2024, following negotiation with the manufacturers of the selected drugs, HHS announced the negotiated prices for such drugs. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued, and will continue to issue and update, guidance as these programs are implemented. Although the Medicare drug price negotiation program is currently subject to legal challenges, it is likely to have a significant impact on the pharmaceutical industry and could negatively affect our business and financial condition. Further, in response to the Biden administration’s October 2022 executive order, in February 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, in December 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. In December 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in January 2024, the FDA approved Florida’s SIP proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business, particularly in light of the 2024 U.S. presidential and Congressional elections.

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

KO-2806

We have filed patent applications in the United States, Europe, China, Japan and other foreign jurisdictions covering the composition of matter of KO-2806 and certain structurally related compounds and methods of using KO-2806 for treating cancers. However, there is no guarantee that patents will be granted from such applications or that, if granted, would provide protection against third parties.

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

We currently do not have a sales force. If we are unable to establish effective sales capabilities or enter into agreements with third parties to sell or market our product candidates if they obtain regulatory approval, we may not be able to effectively sell or market our product candidates, if approved, or generate product revenues.*

We currently do not have a sales force for the marketing, sales and distribution of any of our product candidates that are able to obtain regulatory approval. In order to commercialize any product candidates, we must build on a territory-by-territory basis sales, marketing, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates continue to progress toward regulatory approval, we intend to expand our sales, marketing, analytics and market access teams with expertise to commercialize our product candidates, which will be expensive and time consuming and will require significant attention of our executive officers to manage. Capable managers with commercial experience may need to be identified and successfully recruited to our company. Any failure or delay in the development of our commercial capabilities would adversely impact the commercialization of any of our products that we obtain approval to market. With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements when needed on acceptable terms or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies, which may directly compete with ziftomenib, KO-2806, tipifarnib and any other future product candidates. If any competitor is able to advance their clinical program more quickly than ours, the commercial opportunity for our product candidates could be reduced. In the case of ziftomenib, in July 2024, Syndax announced that they could receive regulatory approval of revumenib in relapsed or refractory KMT2A-rearranged acute leukemia by December 26, 2024. Earlier this year, they announced that they expect to report topline data from a cohort of patients with relapsed or refractory NPM1-m AML in the fourth quarter of 2024 that could support a supplemental NDA in the first half of 2025.

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

We have expanded, or expect to expand, our development, regulatory, operations, medical affairs, market access and marketing capabilities, and we expect to implement sales capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

We have experienced, and expect to continue to experience, significant growth in the number of our employees and the scope of our operations, particularly in the areas of development, regulatory affairs, operations, medical affairs, sales, marketing and market access. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In addition, our reliance on third parties could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third parties and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation information technology systems, cloud-based infrastructure, applications, websites, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third parties to provide other products, services, parts, or otherwise to operate our business. Our business, including our ability to manufacture drug products and conduct clinical trials, therefore depends on the continuous, effective, reliable and secure operation of our information technology resources. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work have in the past experienced, or may in the future experience, a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if these third parties fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

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

We (or third parties with whom we work) have in the past experienced, and may in the future experience or be perceived to have experienced, a security incident. Adverse consequences of a security incident may include government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention, interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

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

Interruptions in our operations due to system failures, accidents, security breaches or other events could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and we may incur substantial costs to attempt to recover or reproduce the data. If any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and/or the further development of our product candidates could be delayed.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 through September 30, 2024, were $43.00 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of September 30, 2024, we had 6,041,289 shares of common stock available for grant under the 2014 Plan, options to purchase up to an aggregate of 12,043,813 shares of common stock outstanding, 1,140,935 unvested restricted stock units outstanding and 1,313,100 unvested performance-based restricted stock units outstanding. Also, pursuant to our 2023 Inducement Option Plan, or Inducement Plan, we are authorized to grant nonstatutory stock options to individuals that were not previously our employees or directors (or following a bona fide period of non-employment), as an inducement material to the individual’s entry into employment with us, pursuant to Nasdaq Listing Rule 5635(c)(4). As of September 30, 2024, we had 48,600 shares of common stock available for grant and options to purchase up to an aggregate of 551,400 shares of common stock outstanding, each under the Inducement Plan.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of September 30, 2024, we had 590,855 shares of common stock reserved for future issuance under the ESPP. The number of shares of our common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year through January 1, 2025 by the lesser of 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year and 2,000,000 shares, subject to the ability of our board of directors (or a duly authorized committee thereof) to take action to reduce the size of the increase in any given year. In December 2023, the compensation committee of the board of directors elected not to automatically increase the number of shares of our common stock reserved for issuance under the ESPP in 2024.

In addition, as of September 30, 2024, (i) warrants to purchase up to (a) 33,988 shares of our common stock at an exercise price of $3.31 per share and (b) 26,078 shares of our common stock at an exercise price of $14.38 per share and (ii) pre-funded warrants to purchase up to 9,353,668 shares of our common stock at an exercise price of $0.0001 per share were outstanding.

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

ITEM 5. OTHER INFORMATION

Trading Plans

During the three months ended September 30, 2024, certain of our officers adopted written plans for the purchase or sale of our securities as noted below:

Trading Arrangement
	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Stephen Dale, M.D., Chief Medical Officer	Adoption	September 17, 2024	X		772,834, and RSU net shares	December 16, 2025
Brian Powl, Chief Commercial Officer	Adoption	September 18, 2024	X		113,977, and RSU net shares	December 18, 2025
Thomas Doyle, Senior Vice President, Finance and Accounting	Adoption	September 17, 2024	X		125,597	December 18, 2025

______________________

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

In addition, our officers (as defined in Rule 16a-1(f) under the Exchange Act) have entered into sell-to-cover arrangements adopted pursuant to Rule 10b5-1 authorizing the pre-arranged sale of shares to satisfy our tax withholding obligations arising exclusively from the vesting of shares of restricted stock. The amount of shares to be sold to satisfy our tax withholding obligations under these arrangements is dependent on future events which cannot be known at this time, including the future trading price of our shares. The expiration date relating to these arrangements is dependent on future events which cannot be known at this time, including the final vesting date of the applicable shares of restricted stock and the officer’s termination of service.

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

Kura Oncology, Inc.

Date: November 7, 2024	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer
(Principal Executive and Financial Officer)