Form 10-K
period 2024-12-31
Kura Oncology, Inc.
filed 2025-02-28
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.6 billion as of June 28, 2024 (the last trading day of the registrant’s most recently completed second quarter) based on the closing price of $20.59 as reported on the Nasdaq Global Select Market on such date. Shares of the registrant’s common stock held by executive officers, directors and the registrant’s affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of February 20, 2025 was 80,754,961 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2024.

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
•
our plans to research, develop and commercialize our current and future product candidates;
•
our ability to attract and retain collaborators with development, regulatory and commercialization expertise;
•
our ability to obtain and maintain intellectual property protection for our product candidates;
•
our ability to successfully expand our sales capabilities and commercialize our product candidates;
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
•
the performance of our collaboration partners and the success of our collaborations;
•
our ability to obtain additional financing;
•
our use of cash, cash equivalents, investments and other resources;
•
the accuracy of our estimates regarding expenses, future revenues, capital requirements and the need for additional financing;
•
our ability to attract and retain key management, scientific, clinical or sales personnel; and
•
the impact of geopolitical events and actual or threatened public health epidemics and pandemics on our business and operations.

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

You should read this Annual Report, and the documents that we reference in this Annual Report, completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report are made as of the date of this Annual Report, and we do not assume, and specifically disclaim, any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•
We are highly dependent on the success of our lead product candidate, ziftomenib, which is still in clinical development, and we cannot give any assurance that ziftomenib or any of our other product candidates will receive regulatory approval, which is necessary before they can be commercialized. Even if our product candidates receive regulatory approval and are commercialized, they may be less competitive and generate less revenue than we anticipate.
•
Our discovery, preclinical and clinical development activities are primarily focused on the development of targeted therapeutics for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs may never lead to marketable products.
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
•
We may need to obtain substantial additional capital in connection with our continuing operations. If we are required to raise additional capital, doing so may cause dilution to our stockholders, restrict our operations or require us to relinquish certain rights to our technologies or product candidates.
•
Our collaboration with Kyowa Kirin Co., Ltd. and Kyowa Kirin, Inc., or, collectively, Kyowa Kirin, is important to our business. If Kyowa Kirin ceases development efforts under our collaboration agreement, or if our collaboration agreement is terminated, we may not receive future milestone payments or royalties under the agreement.

•
We rely on third-party contractors and organizations to conduct, and/or to supply materials to conduct, our clinical trials and provide commercial supply, and those third parties may not perform satisfactorily, including failing to meet deadlines for the supply of materials and/or the completion of such clinical trials or to meet the demands of our commercial supply.
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
•
We currently have a limited marketing, sales and distribution infrastructure. If we are unable to fully develop our sales capabilities or enter into agreements with third parties to sell or market our product candidates if they obtain regulatory approval, we may not be able to effectively sell or market our product candidates, if approved, or generate product revenues.
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

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates that target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes and, in general, we intend to pair our product candidates with molecular or cellular diagnostics to identify those patients most likely to respond to treatment.

Our lead product candidate is ziftomenib, a selective investigational inhibitor of the menin-KMT2A protein-protein interaction. We are developing ziftomenib for the treatment of genetically defined subsets of acute leukemias, including acute myeloid leukemia, or AML, and acute lymphoblastic leukemia, or ALL. In November 2024, we entered into a collaboration and license agreement with Kyowa Kirin to develop and commercialize ziftomenib for the treatment of patients with AML and other hematologic malignancies, which may be expanded into other indications at the option of Kyowa Kirin, subject to certain conditions. We also are exploring the use of ziftomenib for the treatment of gastrointestinal stromal tumors, or GIST, and ziftomenib and our next-generation menin inhibitors for use in other indications, including type 2 diabetes and certain solid tumors.

Our second product candidate is KO-2806, a selective investigational farnesyl transferase inhibitor, or FTI, which we are evaluating as a monotherapy and as a companion inhibitor to certain targeted therapies in large solid tumor indications, including renal cell carcinoma, or RCC, and KRASG12C-mutant non-small cell lung cancer, or NSCLC.

Our third product candidate, tipifarnib, is a selective investigational FTI, which we are evaluating in combination with alpelisib, a PI3 kinase alpha inhibitor, in patients with head and neck squamous cell carcinoma, or HNSCC, whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification.

We also have additional programs that are at a discovery stage. We plan to advance our product candidates through a combination of internal development and strategic partnerships while maintaining significant development and commercial rights.

DRUG CANDIDATE PIPELINE

PROGRAM	CLINICAL TRIAL	RESEARCH	DOSE ESCALATION	DOSE OPTIMIZATION	REGISTRATION-ENABLING	REGULATORY SUBMISSION
ZIFTOMENIB Menin Inhibitor	**KOMET-001** Monotherapy	***NPM1*-mutant acute myeloid leukemia (AML)[1]**				
		***KMT2A*-rearranged acute lymphoblastic leukemia (ALL)**				
		Non-*NPM1*-mutant/Non-*KMT2A*-rearranged AML				
	KOMET-007 Combinations with venetoclax/azacitidine, cytarabine + daunorubicin (7+3)	***NPM1*-mutant AML**				
		***KMT2A*-rearranged AML**				
	KOMET-008 Combinations with gilteritinib, FLAG-IDA, LDAC	***NPM1*-mutant AML**				
		***KMT2A*-rearranged AML**				
	KOMET-015 Combination with imatinib	**Advanced GIST**				
	KOMET-017 Combinations with venetoclax/azacitidine, cytarabine + daunorubicin (7+3)			***NPM1*-mutant AML[2]**		
				***KMT2A*-rearranged AML[2]**		
KO-2806 & TIPIFARNIB Farnesyl Transferase Inhibitors (FTIs)	**FIT-001** Monotherapy, combinations with cabozantinib and adagrasib	**Solid tumors**				
		Renal cell carcinoma (RCC)				
		$KRAS^{G12C}$-mutant non-small cell lung cancer (NSCLC)				
	KURRENT-HN Combination with alpelisib	***PIK3CA*-dependent head and neck squamous cell carcinoma (HNSCC)**				
NEXT-GEN MENIN INHIBITOR	Monotherapy (Beta Cell Regeneration)	**Diabetes**				

[1] Topline results reported on February 5, 2025; patients remain on study in survival follow-up.
[2] KOMET-017 program to advance directly to Registration-Enabling trials, leveraging data from Phase 1 combination trials.

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
•
Pursue opportunities to enhance clinical activity, minimize toxicity and address mechanisms of innate and adaptive resistance to standard of care therapies through rational combinations;
•
Build a sustainable product pipeline and advance our programs through a combination of internal discovery and development and external sources, including strategic partnerships, collaborations, in-licenses and acquisitions;
•
Maintain significant development and commercial rights to our product candidates; and
•
Invest in pre-commercial activities to maximize the value of our pipeline assets.

Precision Medicines in Cancer Treatment

Advancements in cancer genetics and new molecular diagnostic tools are helping define why some patients respond to a specific therapy while other patients receive little to no clinical benefit. This area of cancer drug discovery and development offers the potential for innovative treatments that are safer and more effective for patients with specific cancers. We aim to improve patient outcomes and contribute to the reduction in healthcare costs by matching targeted therapeutics to the patients who will derive the most benefit. We are developing a pipeline of small molecule product candidates designed to inhibit dysregulated proteins and/or abnormally functioning cellular pathways that drive cancer growth or drug resistance and, in general, intend to pair them with molecular diagnostics to identify those patients with tumors most likely to respond to treatment. This approach to treatment is known as precision medicine.

A pioneering example of a precision medicine in cancer was the development of small molecule inhibitors against EGFR in patients with advanced lung cancer. Patients with EGFR mutations treated with EGFR inhibitors have a response rate in the 65% range, as opposed to a response rate of approximately 10% in unselected lung patients. Erlotinib (Tarceva®) was approved in the United States as a first-line treatment for patients with NSCLC characterized by EGFR mutations. Other examples of approved agents developed using precision medicine approaches include ALK, BCR-ABL, BRAF, ROS1, RET, TRK, KRASG12C and PI3 kinase alpha inhibitors.

Precision medicine has several advantages over traditional drug development. We believe evidence-based selection of patients who are more likely to respond to a targeted therapy based on tumor biology provides the potential for: higher translatability from preclinical studies to clinical trials; increased overall response rates, requiring fewer enrolled patients for clinical development; expedited clinical development in areas of high unmet need and improved safety relative to less selective approaches and/or standard chemotherapy. We believe the precision medicine approach has the potential for more efficient drug development with reduced risks, costs and timelines. However, achieving success through a precision medicine approach is predicated on a thorough understanding of tumor biology and the mechanism of action of the product candidate. To develop this understanding, we have conducted extensive translational research on each of our programs.

Our Approach to Development of Precision Medicines in Oncology

Translational research is the practice of synthesizing our knowledge of basic research, preclinical and clinical data to develop a “bench-to-bedside” understanding of the potential of our product candidates, and it is the principal methodology we utilize to guide our precision medicine approach. We evaluate our product candidates through both in vitro and in vivo methodologies to characterize their potential as therapeutics using 2D and 3D proliferation and cytotoxicity assays, pharmacodynamic analyses such as western blotting, quantitative polymerase chain reaction, and RNA sequencing, and in vivo cell line-derived xenograft, or CDX, and patient-derived xenograft, or PDX, models. PDX models mostly retain the principal histologic and genetic characteristics of their donor tumor and have been shown in many instances to be predictive of clinical outcomes and are increasingly being used for preclinical drug evaluation, biomarker identification, biologic studies and personalized medicine strategies. We place an emphasis on preclinical PDX studies seeking to align our research results with clinical data and to identify and prioritize appropriate clinical indications for our product candidates.

Because we often target molecular and/or genetic alterations that are detectable, companion diagnostic tests can be developed to identify these alterations. Once we have identified a target, we will initially use existing diagnostic tools, such as molecular assays (next-generation sequencing, or NGS, and/or qualitative polymerase chain reaction of DNA and/or RNA), or tissue-based assays, such as protein expression by immunohistochemistry, to identify patient subsets that we believe will derive increased benefit from our product candidates. As we advance our product candidates clinically and determine the most important screening criteria, we intend to develop companion diagnostics as appropriate, with the help of technology partners, to seek to identify patients, and if our clinical development programs are successful, to support the potential registration and marketing of our product candidates.

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

We are employing some or all of the steps above across our various programs as we advance our pipeline of targeted therapies. We believe the advantages of such an approach are the potential for higher translatability from preclinical studies to clinical trials, the ability to leverage clinical and pathology trends towards comprehensive tumor profiling and the potential for expedited clinical development.

Clinical Programs and Pipeline

Ziftomenib – A Selective Inhibitor of the Menin-KMT2A Interaction

Overview

Our lead product candidate, ziftomenib, is a potent, selective, reversible and oral small molecule inhibitor that blocks the interaction of two proteins, menin and the protein expressed by the Lysine K-specific Methyl Transferase 2A gene, or KMT2A gene (formerly referred to as the mixed-lineage leukemia 1, or MLL1, gene). We are developing ziftomenib for the treatment of genetically defined subsets of acute leukemias, including AML and ALL. We also are exploring therapeutic opportunities for ziftomenib in GIST, as well as other menin inhibitors in the treatment of type 2 diabetes and certain solid tumors.

Acute Leukemias and Genetic Alterations

Acute leukemias, including those with rearrangements or partial tandem duplications in the KMT2A gene as well as those with oncogenic driver mutations in genes such as nucleophosmin 1, or NPM1, are characterized by chromosomal translocations of the KMT2A gene that are primarily found in patients with AML and ALL and affect both children and adults. These translocations form oncogenes encoding KMT2A fusion proteins, which play a causative role in the onset, development and progression of KMT2A-rearranged leukemias. KMT2A fusion proteins drive the upregulation of expression of a small set of target genes involved in the malignant transformation of blood cells, however, the fusion protein is critically dependent on binding the oncogenic co-factor menin to function. This implies that the menin-KMT2A interaction represents a valuable target for molecular therapy and supports the development of inhibitors of the menin-KMT2A protein-protein interaction.

The target genes of the KMT2A fusion proteins are also found to be overexpressed in a broader subset of AMLs characterized by mutations in NPM1, DNA methyltransferase 3A, or DNMT3A, isocitrate dehydrogenase 1, or IDH1, isocitrate dehydrogenase 2, or IDH2, and a different mutation in the KMT2A gene, known as an KMT2A-partial tandem duplication. These mutations also appear to be dependent on the interaction between menin and KMT2A, suggesting that the menin-KMT2A complex is a central node in epigenetic dysregulation driven by multiple distinct oncogenic driver mutations known to be important in AML and other hematologic malignancies.

NPM1 mutations are among the most common genetic alterations, representing approximately 30% of AML. NPM1 mutations drive leukemogenesis in AML via cytoplasmic dislocation of NPM1 protein, resulting in transcription of disease-associated genes and inhibition of normal differentiation programs. NPM1-mutant AML is highly sensitive to disruption of the menin-KMT2A complex, which leads to decreased expression of essential leukemic genes, reduction of leukemic self-renewal capacity and promotion of differentiation. While patients with NPM1-mutant AML have high response rates to frontline therapy, relapse rates are high and survival outcomes are poor. Median overall survival, or OS, is only six months following relapse for NPM1-mutant patients. Currently, there are no therapies specifically indicated for NPM1-mutant AML that have been approved by the U.S. Food and Drug Administration, or the FDA.

KMT2A rearrangements represent approximately 5-10% of AML. Patients with KMT2A-rearranged AML have a poor prognosis with high rates of resistance and relapse following standard of care therapies. In the pediatric population, KMT2A-rearranged leukemias make up approximately 10% of acute leukemias. In the case of infant leukemias, the frequency of KMT2A rearrangements is 70–80%. These pediatric leukemia sub-types portend a poorer prognosis and five-year survival rate that is lower than other leukemia sub-types.

In adults, AML is the most common acute leukemia worldwide. Despite the many available treatments for AML, prognosis for patients remains poor. Up to 40% of patients with newly diagnosed AML do not achieve remission with standard induction chemotherapy, and up to 70% of patients with AML who achieve a complete remission, or CR, after induction therapy relapse.

AML patients who are determined to be able to tolerate intensive chemotherapy based on their health and fitness are most often treated with a combination of cytarabine and an anthracycline (e.g., daunorubicin, idarubicin) with a 7-day/3-day (7+3) dosing schedule. Patients who are deemed to be unfit for intensive induction, including most patients over age 75, are typically treated with less intensive systemic therapies, such as hypomethylating agents (e.g., azacitidine, decitabine) in combination with targeted or other therapies (e.g., venetoclax).

Hematopoietic cell transplantation, or HCT, is potentially the only curative option for AML. However, not all patients are eligible for HCT and, unfortunately, up to 40% of patients who undergo HCT relapse within five years. By preventing the interaction of menin and KMT2A/MLL, we believe ziftomenib has the potential to address up to 50% of AML cases, including NPM1-mutant AML and KMT2A-rearranged AML as well as other genetic subtypes that are dependent on the menin pathway.

Preclinical Data Supporting Ziftomenib as a Monotherapy and in Combination with Other Therapies for AML

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

In November 2017, we reported preclinical data at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics showing robust and durable activity in multiple in vivo models of AML characterized by KMT2A rearrangements or mutations in NPM1, DNMT3A, IDH1 and IDH2. We have further demonstrated that the inhibition of the menin-KMT2A interaction results in the down-regulation of KMT2A fusion target genes and an upregulation of markers of differentiation.

In December 2021, we reported preclinical data for ziftomenib and its potential for synergistic activity in combination with the BCL2 inhibitor venetoclax, a current standard of care in the treatment of patients with AML. These data confirm that treatment with ziftomenib drives dose-dependent induction of growth inhibition, differentiation and loss of viability of AML cells with KMT2A rearrangements or NPM1 mutations, while also reducing key protein levels such as myeloid ecotropic virus insertion site 1, or MEIS1, fms-like tyrosine kinase 3, or FLT3, and B-cell lymphoma 2, or BCL2, and menin itself. In addition, the findings demonstrated that co-treatment with ziftomenib and venetoclax induces synergistic activity in patient-derived AML cells expressing KMT2A rearrangements or NPM1 mutations, with or without mutant FLT3 expression, and prolongs survival in an aggressive disseminated model of KMT2A-rearranged, FLT3-mutant AML.

Clinical Development of Ziftomenib in AML

Ziftomenib as a Monotherapy in Relapsed/Refractory AML: KOMET-001 Trial

We received orphan drug designation for ziftomenib for the treatment of AML from the FDA in July 2019. In September 2019, we initiated the Kura Oncology MEnin-KMT2A Trial, or KOMET-001 trial, a global Phase 1/2 clinical trial of ziftomenib in patients with relapsed or refractory AML to investigate the safety and tolerability of ziftomenib in humans, determine a recommended Phase 2 dose, or RP2D, characterize pharmacokinetics of ziftomenib and assess any early evidence of clinical activity.

In December 2020, we announced preliminary results from our KOMET-001 trial at an oral presentation at the American Society of Hematology Annual Meeting, or ASH. As of the data cutoff date for the ASH presentation, November 2, 2020, the trial had enrolled 12 patients with relapsed or refractory AML, of whom ten were evaluable for safety and tolerability and eight were evaluable for efficacy. Clinical or biological activity was reported in six of the eight efficacy-evaluable patients, including two patients achieving a CR, one patient achieving a morphological leukemia-free state, and one patient experiencing a marked decrease in hydroxyurea requirements and having attained peripheral blood count stabilization. As presented at ASH, ziftomenib was well tolerated with a manageable safety profile. As of the data cutoff date, no drug discontinuations due to treatment-related adverse events and no evidence of QTc prolongation were reported. Treatment related adverse effects (Grade ≥ 3) were reported to include pancreatitis, increased lipase, decreased neutrophil count, tumor lysis syndrome and deep venous thrombosis.

In May 2021, we reported that we amended the KOMET-001 protocol to include two Phase 1b expansion cohorts at doses that cleared the safety threshold in dose escalation. The Phase 1b portion of the trial was designed to determine the lowest dose of ziftomenib that provides maximum biologic and clinical effect, consistent with guidance from the FDA relating to targeted oncology therapies, known as Project Optimus.

In June 2021, we reported that we dosed our first patient in the Phase 1b expansion cohorts. Each cohort – a lower dose (200 mg) and a higher dose (600 mg) – was comprised of NPM1-mutant and KMT2A-rearranged relapsed or refractory AML patients. Both doses demonstrated preliminary evidence of activity and safety and were determined to be well tolerated in the Phase 1a portion of the trial.

In November 2021, we reported that the FDA had placed the KOMET-001 trial on a partial clinical hold. The partial clinical hold was initiated following our report to the FDA of a Grade 5 serious adverse event potentially associated with differentiation syndrome, or DS, a known adverse event related to differentiating agents in the treatment of AML. Patients who were enrolled in the Phase 1b expansion cohort at the time of the partial clinical hold were permitted to continue to receive ziftomenib, although no additional patients were to be enrolled until the partial clinical hold was lifted. In January 2022, we announced that the FDA had lifted the partial clinical hold on the KOMET-001 trial following agreement on our mitigation strategy for DS and that the trial would resume screening and enrollment of new patients.

In August 2022, we announced that we completed enrollment in the Phase 1b expansion cohorts of the KOMET-001 trial.

In December 2022, we presented updated clinical data from the Phase 1a dose-escalation portion of the KOMET-001 trial at ASH. In the Phase 1a portion of the KOMET-001 trial, ziftomenib demonstrated a wide therapeutic window and encouraging monotherapy activity in an all-comer population of 30 patients with relapsed or refractory AML.

In June 2023, we presented updated clinical data from KOMET-001, including data from Phase 1b, during a late-breaking oral session at the 2023 European Hematology Association Annual Congress, or EHA, including durable activity in patients with heavily pretreated and co-mutated relapsed or refractory NPM1-mutant AML. A total of 53 patients were treated in the Phase 1b dose-validation and dose-expansion portions of the trial. Ziftomenib demonstrated optimal clinical benefit at 600 mg in the Phase 1b portion of the KOMET-001 trial and this dose was designated as the RP2D.

As of the data cutoff on April 12, 2023, seven of the 20 patients (35%) with NPM1-mutant AML treated at the RP2D of 600 mg achieved a CR with full count recovery. An eighth patient, who had a CR with partial count recovery after treatment with ziftomenib, subsequently evolved to a CR with full count recovery after HCT and remained on-study as of the date of the EHA presentation. In addition, a patient with NPM1-mutant AML treated at 200 mg remained on ziftomenib for 36 cycles as of the data cutoff.

Durable remissions were observed in patients with NPM1 mutations and other key co-mutations following treatment with ziftomenib. Notably, 33% (2/6) of patients with FLT3 co-mutations, 50% (4/8) of patients with isocitrate dehydrogenase, or IDH, co-mutations and 50% (2/4) of patients with both FLT3 and IDH co-mutations achieved a CR at the 600 mg dose of ziftomenib. Ziftomenib demonstrated an overall response rate, or ORR, of 45% in patients with NPM1-mutant AML treated at the 600 mg dose. The median duration of response, or DoR, for all NPM1-mutant patients treated at 200 mg or 600 mg in the Phase 1a/b portion of the trial was 8.2 months (95% CI: 1.0 to NE), with a median follow-up of 8.8 months. The median DoR for such patients censored at stem cell transplant was 5.6 months (95% CI: 1.0 to NE).

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

In February 2023, we announced the dosing of the first patients in the Phase 2 registration-directed portion of the KOMET-001 trial, which is designed to assess clinical activity, safety and tolerability of ziftomenib in patients with relapsed or refractory NPM1-mutant AML. In May 2023, we amended the KOMET-001 protocol to include a sub-study of ziftomenib in patients with ALL, and two sub-studies of ziftomenib in patients with non-NPM1-mutant and non-KMT2A-rearranged AML. We dosed the first patients in the ALL and non-NPM1-mutant/non-KMT2A-rearranged AML sub-studies in the first quarter of 2024.

We completed enrollment of more than 85 patients in the Phase 2 portion of KOMET-001 in May 2024. On September 30, 2024, we announced the publication of our KOMET-001 Phase 1 study manuscript in The Lancet Oncology. The results of the Phase 1 trial, as reported in The Lancet Oncology, demonstrated promising clinical activity with manageable toxicity in heavily pretreated patients including marrow blast reduction, neutrophil and platelet recovery, transfusion independence, and clearance of measurable residual disease.

On February 5, 2025, we and Kyowa Kirin announced positive topline results from the Phase 2 registration-directed portion of KOMET-001. The KOMET-001 trial achieved its primary endpoint of CR plus CR with partial hematological recovery, or CRh. The results of the trial demonstrated an encouraging benefit-risk profile, and the safety and tolerability profile was consistent with prior reports. We expect to present topline data from the Phase 2 portion of KOMET-001 at an international medical meeting in the second quarter of 2025.

Ziftomenib Combinations with Standards of Care for AML

Ziftomenib in Combinations with Venetoclax/Azacitidine and 7+3: KOMET-007 Trial

In addition to evaluating ziftomenib as a monotherapy in the KOMET-001 trial, we have initiated a series of clinical trials to evaluate ziftomenib in combination with current standards of care in earlier lines of therapy and across multiple patient populations, including patients with NPM1-mutant and KMT2A-rearranged AML. The first of these trials, which we call KOMET-007, is designed to evaluate ziftomenib in combination with venetoclax and azacitidine in patients with newly diagnosed or relapsed or refractory NPM1-mutant or KMT2A-rearranged AML, and ziftomenib in combination with cytarabine and daunorubicin induction chemotherapy, or 7+3, in patients with newly diagnosed NPM1-mutant or KMT2A-rearranged AML. We initiated dosing of patients in KOMET-007 in the third quarter of 2023.

In January 2024, we announced preliminary data from the first 20 patients in the KOMET-007 trial. The first 20 patients were enrolled in KOMET-007 between July 2023 and November 2023, including five newly diagnosed patients with adverse risk NPM1-mutant or KMT2A-rearranged AML and 15 patients with relapsed or refractory NPM1-mutant or KMT2A-rearranged AML. Patients are considered “adverse risk” if they are at least 60 years old and/or have treatment-related AML and/or adverse risk cytogenetics per the criteria established by European LeukemiaNet.

Continuous daily dosing of ziftomenib at 200 mg was well tolerated and the safety profile was consistent with features of underlying disease and backbone therapies. No DS events of any grade were reported, and no dose-limiting toxicities, evidence of QTc prolongation, drug-drug interactions or additive myelosuppression were observed. As of the data cutoff on January 11, 2024, all newly diagnosed patients treated with ziftomenib and 7+3 achieved a CR with full count recovery, for a CR rate of 100% (5/5), including four patients with NPM1-mutant AML and one patient with KMT2A-rearranged AML. The ORR among relapsed or refractory patients treated with ziftomenib and venetoclax/azacitidine was 53% (8/15). Among all patients treated with ziftomenib and venetoclax/azacitidine, 40% (6/15) received prior treatment with a menin inhibitor. The rate of CRs or CRhs in patients who were menin inhibitor naïve was 56% (5/9), including 60% (3/5) in patients with NPM1-mutant AML and 50% (2/4) in patients with KMT2A-rearranged AML. The ORR in patients who received prior venetoclax was 40% (4/10), including 60% (3/5) in patients with NPM1-mutant AML. As of the data cutoff, 80% (16/20) of patients remained on trial, including 100% (11/11) of all NPM1-mutant patients.

We enrolled more than 100 patients in the Phase 1a dose escalation portion of the KOMET-007 trial, with all four cohorts clearing the highest dose of 600 mg once a day. In December 2024, we presented clinical data from the Phase 1a trial at ASH. In an oral session, we presented data from patients with newly diagnosed NPM1-mutant or KMT2A-rearranged adverse risk AML treated with ziftomenib in combination with 7+3, and in a poster session, we presented data from patients with relapsed or refractory NPM1-mutant or KMT2A-rearranged AML treated with ziftomenib in combination with venetoclax/azacitidine. Ziftomenib was generally well tolerated in combination at all dose levels evaluated across all cohorts in the Phase 1a dose-escalation portion of the trial. No dose-limiting toxicities, evidence of ziftomenib-associated QTc prolongation, drug-drug interactions or additive myelosuppression were observed. In the 7+3 combination cohorts, on-target DS occurred in 2% (1/51) of patients. Grade ≥3 treatment emergent adverse events, or TEAEs, occurring in ≥20% were febrile neutropenia, anemia and reductions in platelet count, neutropenia count and white blood cell count. In the venetoclax/azacitidine combination cohorts, on-target DS occurred in 8% (4/53) of patients. Grade ≥3 TEAEs occurring in ≥20% were platelet count reductions, anemia and febrile neutropenia. All instances of DS were manageable, and no patients discontinued participation due to DS.

Among the response-evaluable patients enrolled in the 7+3 combination cohort for patients with newly diagnosed NPM1-mutant or KMT2A-rearranged adverse risk AML, 91% (42/46) achieved a CR (100% for patients with NPM1-mutant AML, 83% for patients with KMT2A-rearranged AML). Minimum residual disease, or MRD, negativity was 76% in patients with NPM1-mutant AML and 75% in patients with KMT2A-rearranged AML. All patients with NPM1-mutant AML (24/24) and 96% (26/27) of patients with KMT2A-rearranged AML remained alive as of the data cutoff on October 1, 2024, with a median follow-up of 31 and 19 weeks, respectively.

A total of 54 patients were enrolled in the combination cohort with venetoclax/azacitidine in relapsed or refractory NPM1-mutant or KMT2A-rearranged AML. The NPM1-m population achieved an ORR of 68% (15/22) and a composite complete remission, or CRc, rate of 50% (11/22). In patients with NPM1-mutant AML who had previous venetoclax exposure, the ORR was 50% (7/14) and CRc was 36% (5/14). Thirty percent of patients with KMT2A-rearranged AML responded, including those with prior venetoclax exposure.

The Phase 1b expansion portion of KOMET-007 is now enrolling at 600 mg in all cohorts, including ziftomenib in combination with venetoclax/azacitidine in frontline non-intensive NPM1-mutant or KMT2A-rearranged AML and ziftomenib in combination with 7+3 in frontline intensive NPM1-mutant or KMT2A-rearranged AML, without the qualifications for adverse risk. Each cohort of the Phase 1b trial is expected to enroll at least 20 patients. We anticipate presenting preliminary data from the Phase 1b expansion portion of the KOMET-007 trial in frontline intensive AML in the second quarter of 2025 and preliminary data from the Phase 1b expansion portion of the KOMET-007 trial in frontline non-intensive AML in the second half of 2025.

Ziftomenib in Combinations with Gilteritinib, FLAG-IDA and LDAC: KOMET-008 Trial

The second ziftomenib combination trial, which we call KOMET-008, is designed to evaluate ziftomenib in combination with gilteritinib in patients with relapsed or refractory NPM1-mutant AML, and ziftomenib in combination with fludarabine, cytarabine, granulocyte-colony stimulating factor, or G-CSF, and idarubicin, or FLAG-IDA, or low-dose cytarabine, or LDAC, in patients with relapsed or refractory NPM1-mutant or KMT2A-rearranged AML. On February 26, 2024, we announced that we dosed the first patient in KOMET-008. Dosing of patients in all cohorts of the KOMET-008 trial is ongoing.

Ziftomenib in Combinations with Venetoclax/Azacitidine and 7+3 in Newly Diagnosed AML: KOMET-017 Trials

On February 5, 2025, following End-of-Phase 1 meetings with the FDA, we and Kyowa Kirin announced plans for KOMET-017, a global protocol evaluating ziftomenib in combination with standards of care for adults with newly diagnosed NPM1-mutant or KMT2A-rearranged AML. The KOMET-017 trial will be comprised of two independent, global, randomized, double-blind, placebo-controlled Phase 3 trials to evaluate ziftomenib in combination with both intensive and non-intensive regimens in patients with newly diagnosed NPM1-mutant or KMT2A-rearranged AML.

The End-of-Phase 1 meetings were intended to serve as the key regulatory interaction ahead of initiating the KOMET-017 protocol. In the meetings with the FDA, we confirmed that the breadth of the ziftomenib frontline AML development program is adequate in scope and reached alignment with the FDA on key aspects of the KOMET-017 protocol, including endpoints that provide pathways for both potential accelerated approval and full approval in the United States for both the intensive and non-intensive trials. In addition, we have gained alignment with the European Medicines Agency, or EMA, on key aspects of the KOMET-017 protocol.

The registrational KOMET-017-IC (Intensive Chemotherapy) trial will evaluate the combination of ziftomenib with induction chemotherapy (7+3) in patients with newly diagnosed NPM1-mutant or KMT2A-rearranged AML. Patients will be randomized to receive ziftomenib or placebo, in combination with standard induction, consolidation chemotherapy and post-consolidation maintenance. The KOMET-017-IC trial will assess MRD-negative CR and event-free survival, or EFS, as dual-primary endpoints to support potential U.S. accelerated approval and full approval, respectively. We expect to initiate the KOMET-017-IC trial in the second half of 2025. Based on our current assumptions, we believe we may have topline results from the MRD-negative CR accelerated endpoint in the intensive chemotherapy setting in 2028.

MRD is a term describing small numbers of leukemic cells that are still detectable during or after treatment, even when a patient has achieved CR by standard criteria. Remaining leukemia cells in the body can become active and start to multiply, resulting in a relapse of the disease, which may be fatal for patients. Achieving MRD negativity, which may be associated with longer remissions and improved survival, means that a treatment has reduced the number of leukemic cells to below the limit of detection by the most sensitive analytical methods.

The registrational KOMET-017-NIC (Non-Intensive Chemotherapy) trial will evaluate the combination of ziftomenib with venetoclax plus azacitidine in patients with newly diagnosed NPM1-mutant AML who are unfit to receive intensive chemotherapy. The KOMET-017-NIC trial will assess CR and OS as dual-primary endpoints to support potential U.S. accelerated approval and full approval, respectively. Patients will be randomized to receive ziftomenib or placebo, in combination with venetoclax and azacitidine. We expect to initiate the KOMET-017-NIC trial in the second half of 2025.

Registration Strategy for Ziftomenib in AML

In April 2024, the FDA granted ziftomenib Breakthrough Therapy Designation for the treatment of patients with relapsed or refractory NPM1-mutant AML based on data from the KOMET-001 clinical trial. Breakthrough Therapy Designation is granted for a drug that treats a serious or life-threatening condition and for which preliminary clinical evidence indicates the drug may demonstrate substantial improvement on one or more clinically significant endpoints over available therapies. The designation is intended to expedite development and review of drugs, including an organizational commitment by FDA senior managers and experienced review staff as well as eligibility for rolling review and priority review.

Based upon the results of the KOMET-001 trial and our pre-NDA meeting with the FDA, we expect to submit a new drug application, or NDA, to the FDA for ziftomenib for the treatment of relapsed or refractory NPM1-mutant AML in the second quarter of 2025. We anticipate that the FDA will assign our NDA a Prescription Drug User Fee Act, or PDUFA, date in the second half of 2025.

Other Acute Leukemia Indications

As part of our KOMET-001 trial, we are evaluating ziftomenib in patients with ALL and patients with non-NPM1-mutant and non-KMT2A-rearranged AML.

We are supporting an investigator-sponsored trial, and may initiate a company-sponsored trial, evaluating the ability of ziftomenib to improve outcomes when administered as a maintenance therapy to patients with NPM1-mutant or KMT2A-rearranged AML following HCT.

Our clinical development plan also includes a pediatric development strategy. In December 2023, we announced a clinical collaboration with The Leukemia & Lymphoma Society, or LLS, to evaluate ziftomenib in combination with chemotherapy in pediatric patients with relapsed or refractory KMT2A-rearranged, NUP98-rearranged or NPM1-mutant acute leukemia. Under the terms of the collaboration agreement, LLS serves as the coordinating sponsor of a Phase 1 trial of ziftomenib in pediatric patients with acute leukemias in North America, the Princess Máxima Center for Pediatric Oncology in Utrecht, the Netherlands serves as the coordinating sponsor of the trial in Europe, and Kura supplies LLS and the Princess Máxima Center with ziftomenib for the trial.

Finally, several investigator-sponsored clinical trials of ziftomenib in acute leukemias are either open for enrollment or in development, in addition to the clinical trials described above.

Clinical Development of Ziftomenib in Gastrointestinal Stromal Tumors

GIST are the most common type of sarcoma in the gastrointestinal tract. Surgery is the primary treatment modality for GIST that has not metastasized. Most cases of GIST are driven by oncogenic mutations in the receptor tyrosine kinase KIT, and as a result, tyrosine kinase inhibitors, or TKIs, are used to treat GIST that cannot be surgically removed or to shrink tumors to facilitate their removal.

Imatinib is a TKI that is used to treat most patients with GIST. Although the majority of GIST patients achieve clinical benefit when treated with imatinib, up to 60% of patients will develop imatinib resistance within two years due to acquired secondary KIT mutations. TKIs such as sunitinib can target imatinib-resistant genotypes and are approved in later lines, but response rates and long-term clinical outcomes are modest. Our hypothesis is that menin inhibition may delay the onset of resistance to imatinib, or overcome resistance in patients pre-treated with imatinib and, in doing so, may shift the treatment paradigm in GIST.

In August 2024, we announced clearance by the FDA of an investigational new drug application, or IND, for ziftomenib for the treatment of advanced GIST in combination with imatinib. In October 2024, we presented preclinical data at the EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics that support the development of ziftomenib for the treatment of advanced GIST. Such data demonstrate robust and durable antitumor activity in imatinib-sensitive and imatinib-resistant GIST PDX models treated with the combination of ziftomenib and imatinib. The antitumor activity in models treated with combination of ziftomenib and imatinib was superior to the antitumor activity in models treated with imatinib monotherapy. These data indicate a KIT-dependent mechanism, with ziftomenib and imatinib combining to reduce KIT expression and/or activity and drive the arrest and apoptosis of damaged cells. We expect to initiate a Phase 1 trial evaluating ziftomenib in combination with imatinib in patients with advanced GIST after imatinib failure, which we refer to as the KOMET-015 trial, in the first half of 2025.

Menin Inhibition in Diabetes

According to the Centers for Disease Control, or CDC, diabetes affects approximately 38.4 million people (11.6% of the population) in the United States. An additional 97.6 million people aged 18 years or older in the United States have prediabetes (representing 38.0% of the adult population). 1.2 million Americans are diagnosed with diabetes every year.

Type 1 diabetes, which is caused by autoimmune beta-cell destruction, usually leading to absolute insulin deficiency, including latent autoimmune diabetes of adulthood, accounts for 1.7 million diagnosed patients in the United States.

Diabetes represents a global epidemic. According to the CDC, more than 415 million people worldwide are afflicted with diabetes, and that number is expected to rise to more than half a billion people worldwide by 2040. Diabetes is one of the largest economic burdens on the U.S. health care system and the eighth leading cause of death in the United States. According to the American Diabetes Association, the total annual cost of diabetes in 2022 was reported to be $412.9 billion, including $306.6 billion in direct medical costs and $106.3 billion in indirect costs. People with diagnosed diabetes account for one of every four health care dollars spent in the United States.

A decline in beta-cell function and/or mass has been defined as a key contributing factor to disease progression in type 2 diabetes. Loss of functional beta cell mass is a core component of disease progression in both type 1 diabetes and type 2 diabetes. Beta cells are found in the pancreas and are responsible for the synthesis and secretion of insulin, a hormone that helps the body use glucose for energy and helps control blood glucose levels.

The primary treatment goal for diabetic patients is to achieve glycemic control by reducing HbA1c, a marker for the amount of sugar in the bloodstream, to 6.5% or lower. Glycemic control is a validated approach to delaying disease progression, which, if left unchecked, leads to significant and potentially fatal renal, cardiac, neurological, and ophthalmic comorbidities. Although multiple medications have been introduced for the treatment of type 2 diabetes, a large proportion of people do not achieve glycemic control, and there remains a significant need for new and improved therapeutic agents for the treatment and care of patients with diabetes.

Menin functions in a histone methyltransferase protein complex, and disruption of menin binding to its partner KMT2A in the complex leads to an increase in beta cell proliferation. Genetic menin loss, also known as multiple endocrine neoplasia type 1, or MEN1, syndrome, is associated with insulinemia due to upregulated pancreatic beta-cell proliferation. We believe that menin inhibition may impact insulin deficiency and insulin resistance by restoring beta-cell mass.

In June 2024, we presented preclinical data supporting the potential therapeutic utility of menin inhibitors in the treatment of diabetes at the American Diabetes Association’s 84th Scientific Sessions. In a preclinical in vivo model of type 2 diabetes, ziftomenib demonstrated consistent improvement in fasting blood glucose levels and insulin production and reduction of insulin resistance. The data demonstrated that the effects of ziftomenib were fully maintained following dose discontinuation, suggesting restoration of beta-cell mass. In addition, in human islet microtissues originating from two donor samples, ziftomenib induced beta-cell proliferation while non-beta-cell proliferation was not detectable, indicating that menin is a viable therapeutic target for beta-cell mass specific expansion.

We continue to make progress toward multiple next-generation menin inhibitor drug candidates. We expect to nominate the first of these development candidates, which we intend to direct towards diabetes, in mid-2025.

Farnesyl Transferase Inhibitors

Protein Farnesylation

Certain cellular proteins must associate with cell membranes to function. One of the mechanisms by which proteins are associated with cell membranes is farnesylation, which modifies the protein by attaching a farnesyl group and allows the farnesylated protein to remain closely associated with the cell membrane. Another, related mechanism of attachment of proteins to the membrane is protein geranylgeranylation, which is attachment of a geranylgeranyl group to the protein. Protein farnesylation and protein geranylgeranylation, collectively called protein prenylation, cause intracellular proteins to become anchored to cell membranes or other membrane-associated proteins due to the hydrophobic nature of the farnesyl and geranylgeranyl groups.

The enzyme that catalyzes the attachment of 15-carbon farnesyl groups to proteins is called farnesyl transferase, while geranylgeranyl transferase is the enzyme that catalyzes attachment of 20-carbon geranylgeranyl groups to proteins. Many proteins involved in cellular signaling, such as certain members of the Ras family of guanosine triphosphatases, undergo prenylation because they must be associated with other proteins on cell membranes to function properly.

Among the hundreds of proteins that can potentially be prenylated, some are either exclusively farnesylated or exclusively geranylgeranylated, some are both farnesylated and geranylgeranylated, and others are naturally farnesylated but become geranylgeranylated, when the farnesyl transferase enzyme is inhibited. HRAS is an example of a protein that is exclusively farnesylated while KRAS and NRAS are two proteins that are naturally farnesylated but may become geranylgeranylated upon treatment with FTIs. A recent report used state-of-the-art mass spectrometry-based methods to definitively identify the farnesylation-dependent ‘farnesylome’ in a single cell type and found that several dozen proteins were efficiently deprenylated by tipifarnib treatment, including the non-redundant mTOR regulator Ras Homolog Enriched in Brain, or RHEB, and the nuclear envelope components Lamins A, B1 and B2.

Farnesyl Transferase Inhibitors in HRAS-Mutant Cancers

The potential for FTIs to demonstrate enhanced clinical activity relative to standard of care is illustrated by the clinical activity of tipifarnib in solid tumors that are driven by activating mutations of the HRAS proto-oncogene. Mutations in the HRAS gene are initiating oncogenic events in human cancers, including head and neck cancers as well as salivary and urothelial carcinomas. Because HRAS is obligately farnesylated and cannot be geranylgeranylated, its membrane localization and cellular function can be suppressed by FTIs. As a result, HRAS-mutant tumors are sensitive to direct inhibition by FTIs, and FTIs have consistently shown high activity in HRAS-mutant tumor cell lines and in PDX animal models.

In addition, objective responses have been observed in patients with recurrent and metastatic HRAS-mutant head and neck cancers, salivary carcinomas, and urothelial carcinomas upon treatment with tipifarnib as a monotherapy. The activity of FTIs in HRAS-mutant tumors appears to be mediated by apoptosis, anti-angiogenesis, and direct effects on inhibiting cellular proliferation. HRAS mutations are prevalent in recurrent/metastatic HNSCC and are associated with poorer patient outcomes and lower treatment response rates to existing therapies.

We previously demonstrated that tipifarnib, a potent, selective and reversible inhibitor of farnesyl transferase, could drive objective responses in patients with recurrent and metastatic HRAS-mutant HNSCC, representing the first convincing demonstration of the therapeutic potential of an FTI for the treatment of cancer.

KO-2806- Next-Generation Farnesyl Transferase Inhibitor

Overview

Over the past several years, we have pioneered the development of FTIs in monotherapy contexts, including targeting HRAS-mutant, biomarker-driven patient populations with a high unmet need. Although FTIs have demonstrated clinical utility as monotherapy to treat certain cancers with high unmet need, our focus is on development of FTIs in combination with other targeted therapies in large solid tumor indications to enhance antitumor activity, prevent or delay emergence of resistance, and improve therapeutic outcomes for patients.

KO-2806 in Combination with Targeted Therapies

Our preclinical data is supportive of FTIs in combination with a growing number of targeted therapies, including EGFR inhibitors and PI3 kinase alpha inhibitors in HNSCC, TKIs in RCC, KRASG12C inhibitors in NSCLC, and both mutant and pan-selective KRAS inhibitors in NSCLC, colorectal and pancreatic cancers. Our next-generation FTI, KO-2806, was developed with these applications in mind, and was designed to improve upon the potency, pharmacokinetic and physicochemical properties relative to earlier FTI drug candidates.

We have delivered multiple presentations of preclinical data over the past few years that we believe support the development of FTIs such as KO-2806 in combination with targeted therapies.

In April 2023, we presented preclinical data at the American Association for Cancer Research Annual Meeting highlighting the potential use of FTIs in combination with two distinct classes of targeted therapies. The first of two posters revealed robust synergy between tipifarnib and the standard-of-care antiangiogenic TKI axitinib in cell- and PDX models of clear cell renal cell carcinoma, or ccRCC. The second poster reported regression of multiple models of KRAS inhibitor-resistant NSCLC by addition of tipifarnib to adagrasib or sotorasib.

In September 2023, we presented preclinical data in an oral session at the 5th RAS-Targeted Drug Development Summit supporting the development of KO-2806 in combination with KRASG12C inhibitors to drive tumor regressions and durable responses in KRASG12C-mutant NSCLC. KRASG12C inhibitors have previously been shown to activate receptor tyrosine kinase signaling, leading to ERK-RSK and/or mTOR-S6 pathway reactivation. Our preclinical data demonstrated that co-treatment of preclinical models of KRASG12C-mutant NSCLC with KO-2806 and adagrasib deepens signaling inhibition at multiple nodes, including the mitogen-activated protein kinase and mTOR pathways, while decreasing cell proliferation. In both CDX and PDX models originating from NSCLC tumors, the combination of KO-2806 with adagrasib induced tumor regressions. In addition, the CDX and PDX models demonstrated enhanced duration and depth of antitumor response compared to adagrasib as a single-agent therapy.

In October 2023, we presented preclinical data at the AACR-NCI-EORTC International Conference supporting the development of KO-2806 with targeted therapies, including TKIs, KRASG12C inhibitors and KRASG12D inhibitors. The first of three posters illustrated that KO-2806 potentiates the antitumor activity of cabozantinib in ccRCC models. The second poster illustrated that KO-2806 blocks oncogenic signaling at multiple nodes to enhance the antitumor activity of KRASG12C inhibitor adagrasib in KRASG12C NSCLC. The third poster illustrated that KO-2806 constrains compensatory signaling reactivation to deepen responses to KRASG12D inhibition.

In October 2024, we presented preclinical data at the EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics that we believe further demonstrate the potential of KO-2806 as a companion therapeutic to augment the antitumor activities of both KRAS mutant-selective and pan-RAS inhibitors. The first of two posters illustrated that the addition of KO-2806 to xenograft model tumors progressing on a KRASG12C mutant-specific inhibitor re-sensitized the tumors to the KRAS inhibitor, resulting in inhibition of tumor growth and mTOR signaling. In the second poster, we reported that KO-2806 re-sensitized relapsing colorectal xenograft tumors to pan-RAS inhibition by targeting the mTOR signaling pathway.

We believe these data support our rationale to combine KO-2806 with TKIs in RCC and with KRASG12C inhibitors in NSCLC.

KO-2806 in Advanced Solid Tumors: FIT-001 Trial

In January 2023, we announced the clearance by the FDA of our IND application for KO-2806 for the treatment of advanced solid tumors. We are now evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary antitumor activity of KO-2806 when administered as a monotherapy and in combination with other targeted therapies in a Phase 1 first-in-human trial, which we call the FIT-001 trial. In October 2023, we announced that we dosed the first patient in the monotherapy portion of the FIT-001 trial. We identified the maximum tolerated dose for KO-2806 as a monotherapy in the second half of 2024. We expect to present preliminary data from the FIT-001 trial for KO-2806 as a monotherapy in the second half of 2025.

The FIT-001 trial includes multiple cohorts to evaluate KO-2806 in combination with other targeted therapies in large solid tumor indications, including cabozantinib in RCC and adagrasib in KRASG12C-mutated NSCLC. In March 2024, we announced that we dosed the first patient with KO-2806 in combination with cabozantinib in the RCC cohort of the trial. In August 2024, we announced that we dosed the first patient in the KRASG12C-mutated NSCLC cohort of the trial. Enrollment in the dose escalation portions of the RCC and NSCLC cohorts is ongoing. We expect to initiate one or more expansion cohorts for the combination of KO-2806 with cabozantinib in RCC in the first half of 2025, and to present preliminary data from the cabozantinib combination portion of the FIT-001 trial in the second half of 2025.

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

Tipifarnib as a Monotherapy

In February 2021, the FDA granted tipifarnib Breakthrough Therapy Designation for the treatment of patients with recurrent or metastatic HRAS mutant HNSCC with variant allele frequency ≥ 20% after disease progression on platinum-based chemotherapy, or high VAF.

We conducted a global Phase 2, multi-center, open-label, non-comparative registration-directed clinical trial of tipifarnib in patients with recurrent/metastatic, or R/M, HRAS mutant HNSCC, which we called AIM-HN. On October 21, 2023, we presented the results of the AIM-HN trial in a late-breaking oral session at the 2023 European Society for Medical Oncology Congress. As of the data cutoff on June 15, 2023, 59 patients with R/M HRAS mutant HNSCC were enrolled in the AIM-HN trial, of whom 50 had high VAF and 38 were evaluable for efficacy. Responses were assessed by the investigators and an independent review facility, or IRF, in the modified intent to treat high VAF population. Both assessments by investigators and IRF observed one patient achieving a CR on treatment. Patients had a median of two prior lines of therapy (range 0-6) in the R/M setting and robust activity was seen in second line treatment and beyond with greater activity observed in the second line versus the third line and subsequent treatments. The ORR in second line treatment was 29% [0.13, 0.51] in the IRF assessment. The ORR for three FDA-approved therapies for the treatment of HNSCC in the second line range from 13-16%. Tipifarnib was generally well-tolerated with a manageable safety profile. The most common Grade 3 or 4 treatment-related adverse events, or TRAEs, seen in at least 10% of patients were cytopenias and TRAEs led to discontinuation of treatment in 7% of patients. We believe the positive results from AIM-HN validate the therapeutic value of farnesyl transferase inhibition.

While the AIM-HN trial generated compelling clinical data, in an ongoing effort to prioritize those programs with the highest potential to create value for patients, health care providers and shareholders, we have discontinued development of tipifarnib as a monotherapy.

Tipifarnib in Combination with Alpelisib in HNSCC: KURRENT-HN Trial

In July 2021, we announced a clinical collaboration with Novartis Pharma AG, or Novartis, to evaluate the combination of tipifarnib and alpelisib, a PI3 kinase alpha inhibitor, in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification. The collaboration is further described under the heading “License Agreements and Strategic Collaborations – Novartis” below. In the fourth quarter of 2021, we commenced a Phase 1/2 open-label, biomarker-defined cohort trial, which we call the KURRENT-HN trial, to evaluate the safety and tolerability of the combination, determine the recommended dose and schedule for the combination, and assess early antitumor activity of the combination for the treatment of such patients. In December 2021, we announced dose administration for the first patient in the PIK3CA cohort in KURRENT-HN.

In October 2022, we reported the first demonstration that the combination of tipifarnib and alpelisib can induce a durable clinical response in PIK3CA-dependent HNSCC at the EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium. Our presentation highlighted a patient with stage III squamous cell carcinoma of the tonsil with a PIK3CA mutation who had achieved a durable partial response in the KURRENT-HN trial and continued on-study for more than 27 weeks as of the September 14th data cutoff. Since that presentation, we have continued dose escalation and have observed evidence of clinical activity at multiple doses. TRAEs in KURRENT-HN are consistent with the known safety profiles of each drug and are mostly low-grade and manageable with appropriate standard of care treatment. We have completed enrollment and dose escalation, and are in the process of confirming the optimal biologically active dose for the combination. We continue to evaluate whether the activity supports the development and commercialization of the combination in HNSCC. We anticipate presenting data from the KURRENT-HN trial in the second half of 2025, contemporaneous with our presentation of both monotherapy data for KO-2806 as well as data on the combination of KO-2806 and cabozantinib in RCC.

License Agreements and Strategic Collaborations

The University of Michigan

In December 2014, we entered into a license agreement with the University of Michigan, which was amended in March 2015, July 2015, September 2016, February 2017, May 2017 and August 2017, that grants us exclusive worldwide rights under certain patent rights to compounds in our menin-KMT2A program. Under this license agreement, we paid the University of Michigan an upfront nonrefundable license fee and are obligated to pay the University of Michigan annual license maintenance fees. We are also required to make development and regulatory milestone payments to the University of Michigan of up to $3.4 million in the aggregate if specified development and regulatory events are achieved for the first indication and additional payments for each subsequent indication. We are required to pay the University of Michigan a percentage of certain amounts received from any sublicenses granted under the license from the University of Michigan, and are paying the University of Michigan such a percentage in connection with the Kyowa Agreement, as defined below. When and if commercial sales of products covered by the licensed patent rights begin, we are obligated to pay the University of Michigan tiered royalties of low single digit percentages of our net sales depending on the amount of our net sales with standard provision for royalty offsets and sales-based milestones. As between us and the University of Michigan, all future development, regulatory and commercial work on the licensed compounds will be completed fully by us and at our sole expense. The University of Michigan retains the right to use the licensed compounds for non-commercial research, internal and/or educational purposes, with the right to grant the same limited rights to other non-profit research institutions. Under the agreement, as a result of our March 2015 private placement, we issued to the University of Michigan 79,113 shares of our common stock at a fair value of $0.5 million. The license agreement with the University of Michigan will terminate upon the last-to-expire patent rights, or may be terminated by us at any time with 90 days written notice of termination or terminated by the University of Michigan upon a bankruptcy by us, payment failure by us that is not cured within 30 days or a material breach of the agreement by us that is not cured within 60 days.

Kyowa Kirin

In November 2024, we entered into a collaboration and license agreement with Kyowa Kirin, or the Kyowa Agreement, to develop and commercialize ziftomenib for the treatment of patients with AML and other hematologic malignancies, or the Field, which may be expanded into other indications at the option of Kyowa Kirin, subject to certain conditions.

Under the terms of the Kyowa Agreement, in the United States, we will lead development, regulatory and commercial strategy and be responsible for manufacturing ziftomenib, and the companies will jointly perform commercialization activities in accordance with a co-created U.S. territory commercialization plan. Following regulatory approval, we will book sales of ziftomenib and the parties will share equally the profits and losses from the commercialization activities in the United States.

Outside the United States, Kyowa Kirin will lead development, regulatory and commercial strategy and will be responsible for commercializing ziftomenib and booking sales.

The companies will share responsibility for the conduct of clinical trials delineated within an agreed-upon development plan designed to support regulatory approval in the United States, or the Development Plan. The Kyowa Agreement includes plans to launch multiple Phase 2 and Phase 3 clinical trials of ziftomenib in AML and other hematologic malignancies over the next several years. Development and commercialization activities under the collaboration will be managed through a shared governance structure.

Under the Kyowa Agreement, Kyowa Kirin has an option to participate in the development and commercialization of ziftomenib in GIST and other solid tumor indications after receipt of clinical data from our KOMET-015 trial. If Kyowa Kirin exercises this option, the parties’ roles and responsibilities will follow the same structure as the collaboration in the Field.

Excluded from the collaboration are our ongoing efforts to advance multiple, next-generation menin inhibitor drug candidates targeting certain oncology indications, as well as diabetes and other metabolic diseases.

We received an upfront payment of $330.0 million and we expect to receive up to $420.0 million in near-term milestone payments, including upon the commercial launch of ziftomenib as a monotherapy in adult patients with relapsed or refractory NPM1-mutant AML. We are eligible to receive up to an aggregate of $1.161 billion in development, regulatory and commercial milestone payments for the existing Field and the expanded Field, together with the upfront payment for the expanded Field, totaling up to $1.491 billion in upfront and milestone payments in the aggregate. We also are eligible to receive tiered double-digit royalties on net product sales outside the United States.

Under the Development Plan, we will fund the specified development activities that are planned to be conducted prior to the end of 2028, and both companies will share equally (50/50) all development costs for all other development activities in the United States included in the Development Plan, including the costs of future trials in the United States.

The Kyowa Agreement will remain in effect in the United States until the latest of expiration of all valid claims of our patent rights licensed to Kyowa Kirin, expiration of the last-to-expire regulatory exclusivity or ten years after first commercial sale. The Kyowa Agreement will remain in effect outside the United States until the expiration of the last-to-expire royalty term. Either party may terminate the Kyowa Agreement for uncured material breach by or insolvency of the other party. Kyowa Kirin may terminate the Kyowa Agreement for convenience upon 12 months’ prior written notice. In addition, Kyowa Kirin has the right to terminate the Kyowa Agreement with a shorter specified notice period upon the occurrence of a material adverse regulatory event or certain other specified events. We may terminate the Kyowa Agreement if Kyowa Kirin or any of its affiliates or sublicensees challenges the validity or enforceability of any of the patent rights licensed to Kyowa Kirin by us.

Janssen Pharmaceutica NV

In December 2014, we entered into a license agreement with Janssen, which was amended in June 2016 that grants us exclusive global rights to develop and commercialize tipifarnib in all indications other than virology and includes the right to grant sublicenses. We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize tipifarnib and, with the exception of the transfer to us without cost of Janssen’s existing inventory of tipifarnib material, we are responsible for all future development and commercialization costs for tipifarnib.

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

Mirati/BMS

In November 2023, we announced a clinical collaboration with Mirati Therapeutics, Inc., or Mirati, a wholly owned subsidiary of Bristol Myers Squibb, or BMS, as of January 2024, to evaluate the combination of KO-2806 and adagrasib, a KRASG12C inhibitor, in patients with NSCLC whose tumors have a KRASG12C mutation. Under the terms of the agreement, Mirati (now a Bristol Myers Squibb company) supplies us with adagrasib for the NSCLC combination cohort of the FIT-001 trial, and we sponsor the trial.

Novartis

In July 2021, we announced a clinical collaboration with Novartis to evaluate the combination of tipifarnib and alpelisib, a PI3 kinase alpha inhibitor, in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification. Under the terms of our collaboration agreement with Novartis, we sponsor the KURRENT-HN trial and supply tipifarnib, and Novartis supplies alpelisib for the trial.

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

In addition, in general, we will need to develop our product candidates in collaboration with diagnostic companies and will face competition from other companies in establishing these collaborations. Our competitors will also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Menin Inhibitor Competition

We are aware of other companies with competing commercial or clinical-stage menin inhibitor programs, including Syndax, Biomea Fusion, Janssen, Sumitomo Dainippon and Lomond. If ziftomenib or our other product candidates do not offer sustainable advantages over competing products, we may not be able to successfully compete against current and future competitors.

Even if we are successful in developing our product candidates, the resulting products would compete with a variety of established drugs in each targeted therapeutic indication. There are several therapies approved for the treatment of AML, including Abbvie’s/Genentech’s venetoclax (VENCLEXTA®), Novartis’s midostaurin (RYDAPT®), Astellas’s gilteritinib (XOSPATA®), BMS’s enasidenib (IDHIFA®), Servier’s ivosidenib (TIBSOVO®), Rigel’s olutasidenib (REZLIDHIA®) and Daiichi-Sankyo’s quizartinib (VANFLYTA®).

FTI Competition

Although there are currently no approved drugs targeting farnesyl transferase for the treatment of cancer, we are aware of several compounds that are now or have previously been in clinical development, including Merck’s lonafarnib, BMS’s BMS-214662, Astellas Pharma’s, formerly OSI Pharmaceuticals, CP-609,754, and AstraZeneca’s AZD3409. To our knowledge, there are no ongoing clinical trials evaluating any of these agents for the treatment of cancer. However, the initiation of clinical development of another farnesyl transferase inhibitor in an oncology setting could become competitively significant, and if KO-2806, tipifarnib or our other product candidates do not offer sustainable advantages over competing products, we may not be able to successfully compete against current and future competitors.

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

Commercialization

In preparation for potential FDA approval of ziftomenib in patients with relapsed or refractory NPM1-mutant AML, we have established a commercial department headed by a leadership team with expertise in launching pharmaceutical products for oncology indications. Our goals for our commercial department include developing initiatives with respect to market development or commercialization for any approved products. In furtherance of such goals, we are continuing to build out our commercial capabilities and infrastructure.

Under the Kyowa Agreement, as described in greater detail under the heading “License Agreements and Strategic Collaborations – Kyowa Kirin,” we will lead commercial strategy for ziftomenib and, jointly with Kyowa Kirin, perform commercialization activities in the United States. Subject to FDA approval, we expect to commence commercialization activities through a focused commercial team that would include marketing, analytics, market access and sales to sell our products in the United States.

Outside of the United States, Kyowa Kirin will lead commercial strategy and be responsible for commercializing ziftomenib.

With respect to the commercialization of ziftomenib in indications outside the Kyowa Agreement and our other product candidates, we anticipate that we will aim to retain commercial rights in North America, subject to receiving marketing approvals. If and when appropriate, we expect to commence commercialization activities through a focused internal commercial team that would include marketing, analytics, market access and a specialized, internal sales force in North America. We also may seek to retain commercial rights in Europe for ziftomenib in indications outside the Kyowa Agreement and our other product candidates for which we may in the future receive marketing approvals, and we may build a focused commercial team in Europe to sell such products. Outside of regions where we maintain commercial rights, we may enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval in foreign jurisdictions.

We expect that any third parties with which we collaborate on the development of any commercial companion diagnostics for use with our therapeutic products will most likely hold the commercial rights to those diagnostic products.

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

We generally expect to rely on third parties for the development and manufacture of companion diagnostics to identify patient populations suitable for our product candidates.

We monitor and manage our supply chain network for potential changes that could impact our global or regulatory manufacturing supply strategy. We regularly review with our third-party manufacturers and supply chain suppliers their business continuity initiatives and programs.

Under the Kyowa Agreement, we have the exclusive right to manufacture ziftomenib for development and commercialization in the United States, and the co-exclusive right (with Kyowa Kirin) to manufacture ziftomenib for commercialization in leukemia outside of the United States. We will be responsible for the manufacture and supply of ziftomenib for development and commercialization globally, pursuant to the terms of a supply agreement to be negotiated by the parties. Kyowa Kirin has the right to request that we conduct a manufacturing technology transfer and to take over the responsibility of commercial supply of ziftomenib outside the United States.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our product candidates and our core technologies, including novel biomarker and diagnostic discoveries and other know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary or intellectual property rights. We expect that we will seek to protect our proprietary and intellectual property position by, among other methods, licensing or filing our own U.S., international and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, trademarks, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position, which we generally seek to protect through, for example, trademark applications and registrations, internal trade secret and confidentiality policies, and contractual obligations with third parties.

We currently, and expect that we will continue to, file or license patent applications directed to our key product candidates in an effort to establish intellectual property positions regarding composition-of-matter of these product candidates, as well as biomarkers that may be useful in selecting the right patient population for use of any of our product candidates, formulations, processes and methods of using these product candidates in the treatment of various cancers. We own or in-licensed patents or patent applications into our patent portfolio, which now includes issued U.S. and foreign patents, and pending patent applications in the United States, under the Patent Cooperation Treaty and in a number of foreign jurisdictions.

We have exclusively licensed from the University of Michigan and/or co-own multiple families of patent applications pertaining to our menin-KMT2A program. The U.S. Patent and Trademark Office, or U.S. PTO, has issued the University of Michigan and us patents covering the composition of matter of ziftomenib and certain structurally related compounds, and methods of using the compounds for the treatment of cancers, and related patents have been granted in foreign jurisdictions such as Europe, China, and Japan. We have obtained granted patents in the United States and China to other methods of use for ziftomenib, and we have filed and will continue to file additional U.S., international and foreign patent applications related to various aspects of ziftomenib development.

We have secured several U.S. and foreign method of treatment patents specifically directed to tipifarnib, as well as several U.S. and foreign patents pertaining to methods of treatment for FTIs more broadly. We have also exclusively licensed from Memorial Sloan Kettering Cancer Center a patent family pertaining to a method of use of tipifarnib, in which the U.S. PTO issued a patent. We currently, and expect that we will continue to, file for patents related to our FTI program in the United States with counterparts in Europe and other key markets in the rest of the world.

In addition to the patent applications that we have filed to date, we plan to continue to expand our patent portfolio by filing patent applications directed to inventions that arise from our research and development programs, including dosage forms, methods of treatment and additional compounds that inhibit our oncology molecular targets. Specifically, we have filed patent applications and we anticipate that we will continue to seek patent protection in the United States and internationally for novel compositions of matter covering the compounds, the chemistries and processes for manufacturing these compounds, their intermediates and/or metabolites, the use of these compounds in a variety of therapies and the use of biomarkers for patient selection for these compounds. However, these or other patent applications that we may file or license from third parties may not result in the issuance of patents, and any issued patents may include claims that may be of limited scope and/or may be challenged, invalidated or circumvented. See “Risk Factors—Risks Related to Our Intellectual Property.”

In addition to patents, we also rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using internal trade secret policies, confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our employees and selected consultants, scientific advisors and collaborators. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses requiring invention assignment, to grant us ownership of technologies that are developed through a relationship with a third party.

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

Regulatory Exclusivity

In the United States, in addition to patent exclusivity, the holder of an NDA for a listed drug may be entitled to a period of non-patent exclusivity, during which the FDA cannot approve an ANDA or Section 505(b)(2) application that relies on the listed drug. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon FDA approval of a new chemical entity, or NCE, which is a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During the five-year exclusivity period, the FDA cannot accept for filing any ANDA seeking approval of a generic version of that drug or any Section 505(b)(2) NDA for the same active moiety and that relies on the FDA’s findings regarding that drug, except that the FDA may accept an application for filing after four years if the follow-on applicant makes a paragraph IV certification. Five-year NCE exclusivity does not block the submission, review or approval of a 505(b)(1) NDA.

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension for one U.S. patent. The allowable patent term extension is calculated as up to half of the drug’s testing phase—the time between IND effective date and NDA submission—plus all of the review phase—the time between NDA submission and approval, up to a maximum of five years. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term, including the extension, may not exceed 14 years from the date of NDA approval.

For U.S. patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the U.S. PTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Trademarks/Domain Names

Our intellectual property portfolio also includes various registered and allowed U.S. and foreign trademarks and pending U.S. and foreign trademark applications for the company as well as our product candidates. Trademark protection varies throughout the world and typically extends beyond the term of patent protection for a product. We own U.S. trademark registrations for KURA ONCOLOGY as well as foreign trademark registrations for KURA ONCOLOGY and trademarks associated with product candidates. Worldwide, we consider these trademarks in the aggregate to be of material importance to the operation of our business.

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

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Product development is also guided by The International Council for Harmonisation, or ICH, a global initiative that brings together regulatory authorities and pharmaceutical industry to discuss scientific and technical aspects of pharmaceutical product development and registration. Regional and country-specific health authorities such as the FDA, the EMA, and Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA, have adopted the ICH guidance as standards to be used in product development.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap or be combined. In Phase 1, the initial introduction of the drug into human patients, the drug is tested to assess safety, tolerance, metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence of effectiveness. Phase 2 usually involves clinical trials in a limited patient population to determine the effectiveness of the drug for a specific indication, dosage tolerance and optimum dosage and to identify possible adverse effects and safety risks. In certain instances, such as rare, serious diseases with high unmet need, a single Phase 2 trial may provide sufficient evidence of clinical effect to form an adequate basis for labeling. Phase 3 clinical trials are usually undertaken to further evaluate clinical efficacy and safety in a larger number of patients, providing statistical evidence of treatment effect, to permit the FDA to assess the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug.

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

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs to encourage timeliness. Most applications for standard review drug products are reviewed within 12 months from submission; most applications for priority review drugs are reviewed within eight months from submission. Priority review can be applied to drugs that the FDA determines offer major advances in the treatment of a serious condition or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

Project Optimus requires the implementation of strategies for dose finding and dose optimization that leverage nonclinical and clinical data in dose selection, including randomized evaluations of a range of doses in trials. This initiative emphasizes the performance of dose finding and dose optimization trials as early and efficiently as possible in development programs. In support of this initiative, the FDA may request sponsors of oncology product candidates to conduct dose optimization trials pre- or post-approval.

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

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-approval compliance requirements, including the completion of Phase 4, or post-approval clinical trials, to confirm the effect on the clinical endpoint. Failure to conduct required post-approval trials, or confirm a clinical benefit during post-approval trials, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to priority review by the FDA.

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

Orphan designation may provide manufacturers with benefits such as research grants, tax credits, PDUFA application fee waivers, and eligibility for orphan drug exclusivity. If a product that has orphan designation subsequently receives the first FDA approval of the active moiety for that disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which for seven years prohibits the FDA from approving another product with the same active ingredient for the same indication, except in limited circumstances. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety or is shown to provide a major contribution to patient care or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. Moreover, competitors may receive approval of different products for the indication for which the orphan drug has exclusivity or obtain approval for the same product but for a different indication for which the orphan drug has exclusivity.

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

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. The FDA also may require post-approval Phase 4 testing, REMS and surveillance to monitor the effects of an approved product or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to cGMP after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMP. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing or if previously unrecognized problems are subsequently discovered.

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

The Best Pharmaceuticals for Children Act, or BPCA, provides NDA holders a six-month extension of any exclusivity—patent or non-patent—for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric trials and the applicant agreeing to perform, and reporting on, the requested trials within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

FDA Regulation of Companion Diagnostics

Our drug products may rely upon in vitro companion diagnostics for use in selecting the patients that are more likely to respond to our cancer therapeutics. If safe and effective use of a therapeutic product depends on selecting patients whose tumor harbors a genetic abnormality, the FDA generally will require approval or clearance of an in vitro diagnostic, or IVD, at the same time that the FDA approves the therapeutic product in order to allow for its commercial use.

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

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates to the extent we choose to sell any products outside of the United States. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies based on regulations enacted by regional entities such as the EMA as well as country-specific health authorities such as Japan’s PMDA, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution would apply to any product that is approved outside the United States.

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

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, and their implementing regulations, also impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information used and disclosed by covered entities and their business associates that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity, as well as their covered subcontractors. Many states and foreign jurisdictions also have laws and regulations that govern the privacy and security of individually identifiable health information, and such laws often vary from one another and from HIPAA.

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

The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to track and report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing. Certain state and local laws also require the registration of pharmaceutical sales representatives. Our activities may also be subject to certain state laws regarding the privacy and security of health information that may not be preempted by HIPAA.

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

Coverage and Reimbursement

Sales of any of our product candidates that may be approved, including any drug or companion diagnostics we or our collaborators may develop, will depend, in part, on the extent to which the cost of the product will be covered by third-party payors. Third-party payors may limit coverage to an approved list of products, or formulary, which might not include all drug products approved by the FDA for an indication. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party payor reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Any companion diagnostic that we or our collaborators develop will be subject to separate coverage and reimbursement determinations by third-party payors.

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

Health Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a specific focus of these efforts and has been significantly affected by major legislative initiatives. By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or IRA, which, among other reforms, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the ACA.

Recently there has been heightened governmental scrutiny over the manner by which manufacturers set prices for their marketed products. For example, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs covered under Medicare that have been on the market for at least seven years, or Medicare Drug Price Negotiation Program, and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected 15 additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act of 1980, or Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2032. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024.

It is possible that other healthcare reform measures may be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

Human Capital

As of December 31, 2024, we employed 192 full-time employees. Our employees were comprised of 61% in research, development and supply chain and 39% in commercial and general and administrative capacities. As of such date, all our employees were based in the United States except one employee who worked from an international location. We also engage temporary consultants and contractors. All of our employees are at-will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time and none of our employees are represented by a labor union with respect to his or her employment with us.

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

We are an Equal Opportunity and Affirmative Action employer in compliance with the requirements of the Executive Order 11246 of the Rehabilitation Act of 1973 and the Vietnam Era Veterans’ Readjustment Assistance Act. We pride ourselves on our commitment to fostering a diverse, inclusive, and empowered workforce. In 2020, we established what is now called the Diversity, Equity and Inclusion Committee, or DE&I Committee, an employee-led committee consisting of members from across the organization that focuses on matters related to our corporate culture and community outreach. The DE&I Committee’s initiatives include internal education, professional development, community service, external mentoring and clinical trial equity.

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

Risks Related to the Discovery and Development of Our Product Candidates

We are highly dependent on the success of our lead product candidate, ziftomenib, which is still in clinical development, and we cannot give any assurance that ziftomenib or any of our other product candidates will receive regulatory approval, which is necessary before they can be commercialized. Even if our product candidates receive regulatory approval and are commercialized, they may be less competitive and generate less revenue than we anticipate.

Our future success is highly dependent on obtaining regulatory approval for, and then successfully commercializing, our lead product candidate, ziftomenib. Our business depends entirely on the successful development and commercialization of our product candidates. We have not completed the development of any product candidates; we currently generate no revenues from sales of any product, and we have not demonstrated that we can successfully develop a marketable product.

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

There is no guarantee that our clinical trials will be completed on time or at all. Prior to receiving approval, if any, to commercialize a product candidate in the United States or internationally, we or our collaborators must demonstrate to the satisfaction of the FDA and other regulatory authorities that such product candidate is safe and effective for its intended use. The results from preclinical studies and clinical trials can be interpreted in different ways, and the favorable results from previous trials of a product candidate may not be replicated in subsequent clinical trials. Even if we believe the preclinical or clinical data are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. We maintain frequent, ongoing dialogue with the FDA and other regulatory bodies regarding our clinical trial designs, including the patient selection criteria, dosing plans and statistical analysis plans. There is a risk that the FDA or other regulatory agencies could at any time raise objections to the design or conduct of our clinical trials. Any such objections could delay the initiation or completion of our registration-directed clinical trials.

Although we believe there may be potential to pursue a path to approval for ziftomenib for the treatment of patients with particular subtypes of AML, we cannot guarantee that ziftomenib will demonstrate sufficient safety and tolerability and clinical activity in such subtypes to support an application for approval. Even if ziftomenib demonstrates sufficient activity in one patient subtype, such as patients with NPM1-mutant AML, to support an application in that subset, there can be no assurance it will demonstrate sufficient activity to support an application for approval in other patient subsets. Even if the trial results from ziftomenib demonstrate a compelling clinical benefit, the FDA has substantial discretion in the approval process and may not grant approval based on data generated by us.

If the results of our trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant additional resources to conduct additional trials in support of potential approval of ziftomenib, KO-2806 and tipifarnib or our other product candidates.

We have not previously submitted an NDA to the FDA, or similar product approval filings to comparable foreign authorities, or received marketing approval for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval for any indication. Although we expect to submit an NDA to the FDA for ziftomenib for the treatment of relapsed or refractory NPM1-mutant AML in the second quarter of 2025, we cannot anticipate whether or when we will seek regulatory review of a product candidate for any other indications. If we do not receive regulatory approvals for and successfully commercialize any of our product candidates on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one of our product candidates, our revenues may be dependent, in part, on our third-party collaborator’s ability to co-commercialize such product candidate or to commercialize the companion diagnostic for such product candidate, as applicable. Further, our revenues may be dependent on the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the market opportunities for the treatment of NPM1-mutant AML, KMT2A-rearranged AML, solid tumor indications and other diseases are not as significant as we estimate, our business and prospects may be harmed.

Our discovery, preclinical and clinical development activities are primarily focused on the development of targeted therapeutics for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs may never lead to marketable products.

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

In order to execute on our strategy of advancing the clinical development of our product candidates for patients with genetically defined cancers, we have designed our clinical trials, and expect to design future clinical trials, of such product candidates to include patients who harbor a particular attribute such as a particular genetic alteration, tumor histology or expression level that we believe contribute to or are associated with particular cancer subsets. Our goal in doing this is to enroll patients who have the highest probability of responding to our product candidate and, in our Phase 1 and/or proof-of-concept Phase 2 clinical trials, to show early and statistically significant evidence of clinical efficacy. Potential molecular biomarkers we have identified in retrospective analyses of data from clinical trials of a product candidate in certain cancer indications may not be prospectively validated as biomarkers in future clinical trials that we may conduct in these indications. If we are unable to identify molecular or genetic alterations, or biomarkers, that are predictive of response to our product candidates, or we are unable to include patients who harbor the applicable genetic alterations or expression levels in our clinical trials, or if our product candidates fail to work as we expect, our ability to assess the therapeutic effect, seek participation in FDA expedited review and approval programs, including Breakthrough Therapy Designation, Fast Track Designation, Priority Review and Accelerated Approval, or otherwise to seek to accelerate clinical development and regulatory timelines, could be compromised, resulting in longer development times, larger clinical trials and a reduced likelihood of obtaining regulatory approval.

We may find it difficult to enroll patients in our clinical trials. Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment.

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

We also may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical trials because of the perceived risks and benefits of the product candidate under trial including the number and frequency of trial required procedures and tests, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. Further, if patients do not comply with clinical trial process and procedure and, for example, drop out, miss scheduled doses or follow-up visits, or fail to follow trial protocols, then the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities.

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

We may experience delays in our clinical trials, and we do not know whether ongoing or planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. If the FDA, comparable foreign regulatory authorities or IRBs have comments on our study plans for our clinical trials that we are required to address, such trials may be delayed, or may not start at all. Clinical trials may be delayed, suspended or prematurely terminated at any time by us or by the FDA or other similar regulatory agency if it is determined at any time that patients may be or are being exposed to unacceptable health risks, including risk of death, or if compounds are not manufactured in compliance with current good manufacturing practice, or cGMP, regulations or with acceptable quality. There can be no assurance that the FDA or other similar regulatory agency will not put any of our product candidates on clinical hold in the future. For example, in November 2021, we reported that the FDA had placed the KOMET-001 trial on a partial clinical hold. The partial clinical hold was initiated following our report to the FDA of a Grade 5 serious adverse event potentially associated with DS, a known adverse event related to differentiating agents in the treatment of AML. Patients who were enrolled in the Phase 1b expansion cohorts at the time of the partial clinical hold were permitted to continue to receive ziftomenib, although no additional patients were to be enrolled until the partial clinical hold was lifted. In January 2022, we announced that the FDA had lifted the partial clinical hold on the KOMET-001 trial following agreement on our mitigation strategy for DS, and that the trial would resume screening and enrollment of new patients. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

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

•
lack of adequate funding to continue the clinical trial, including the incurrence of unforeseen costs due to enrollment delays, requirements to conduct additional clinical trials and increased expenses associated with the services of our CROs and other third parties;
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

The results of our Phase 1 KOMET-001 trial of ziftomenib in patients with relapsed or refractory AML were published in The Lancet Oncology in October 2024. Of the 83 patients with relapsed or refractory NPM1-mutant or KMT2A-rearranged AML dosed with ziftomenib in the Phase 1 trial, the most common TEAEs of any grade, occurring in ≥10% of patients, were diarrhea, nausea, anemia, febrile neutropenia, hypokalemia, differentiation syndrome, epistaxis, and pneumonia. The most common Grade ≥3 TEAEs, occurring in ≥10% of patients, were anemia, febrile neutropenia, pneumonia, differentiation syndrome, thrombocytopenia, and sepsis. 68 of 83 patients experienced a serious adverse event.

In the cohort of patients with relapsed or refractory NPM1-mutant AML treated with ziftomenib at the RP2D of 600 mg, which represented an older, heavily pretreated population, adverse events were manageable overall, with most TEAEs consistent with underlying AML in a heavily pretreated population. Only one patient in this cohort developed Grade 3 DS, which was successfully managed by protocol-specified mitigation. Drug-induced QTc prolongation was not observed and myelosuppression was infrequent in patients in this cohort. The most common TEAEs of any grade in this cohort, occurring in ≥30% of patients, were diarrhea, hypokalemia, nausea and anemia, and the most common Grade ≥3 TEAEs, occurring in >20% of patients, were anemia, diarrhea, febrile neutropenia, pneumonia and thrombocytopenia.

The safety and tolerability observed in the Phase 2 registration-directed KOMET-001 trial were consistent with previous reports.

In December 2024, we presented clinical data from the Phase 1a dose escalation portion of the KOMET-007 trial. Ziftomenib was generally well tolerated in combination at all dose levels evaluated across all cohorts. No dose-limiting toxicities, evidence of ziftomenib-associated QTc prolongation, drug-drug interactions or additive myelosuppression were observed. In the 7+3 combination cohorts, on-target DS occurred in 2% of patients. Grade ≥3 TEAEs occurring in ≥20% of patients were febrile neutropenia, platelet count reductions, anemia and decreased neutropenia count and decreased white blood cell count. In the venetoclax/azacitidine combination cohorts, on-target DS occurred in 8% of patients. Grade ≥3 TEAEs occurring in ≥20% of patients were decreased platelet count, anemia and febrile neutropenia. All instances of DS were manageable, and no patients discontinued participation due to DS.

Our FIT-001 trial represents the first time our KO-2806 compound has been tested in humans. While we can anticipate potential side effects based upon the safety profiles of tipifarnib and other FTIs, we cannot predict the type, frequency or severity of side effects that we will observe in patients treated with KO-2806.

Tipifarnib has been studied in more than 5,000 oncology patients and was generally well tolerated and exhibited a manageable side effect profile. The most common hematologic adverse events of any grade were neutropenia, or low white blood cell count, anemia and thrombocytopenia, or low platelet count. The most common non-hematologic adverse events of any grade were gastrointestinal system disorders such as nausea, anorexia, diarrhea and vomiting, fatigue and rash. Treatment discontinuation across the prior tipifarnib clinical trials has been in the range of approximately 20-25%. The side effects observed so far in our ongoing clinical trials of tipifarnib have been generally consistent with the prior observations; however, there is no guarantee that additional or more severe side effects will not be identified through further clinical trials.

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

One of the central elements of our business strategy is to screen and identify subsets of patients with molecular or genetic alterations who may derive meaningful clinical benefit from our product candidates. In general, successful identification of these patient subsets depends on the development of sensitive, accurate and cost-effective molecular and other diagnostic tests and the widespread adoption and use of these tests at clinical sites to screen a sufficient number of patients to identify whether they are appropriate candidates for treatment with one of our product candidates.

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

To date, we have financed our operations primarily through equity and debt financings and through revenues under the Kyowa Agreement. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially if and as we:

•
continue research and development of our product candidates;
•
initiate new clinical trials for our product candidates;
•
seek marketing approvals for our product candidates;
•
enter into collaboration arrangements for combination drugs or biologics for our product candidates;
•
enter into collaboration arrangements for companion diagnostics for our product candidates;
•
fully develop a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
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
•
our and our third-party collaborators’ ability to develop and commercialize our product candidates, and our receipt of any future milestone or royalty payments under our current and any future collaboration agreements;
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

We may need to obtain substantial additional capital in connection with our continuing operations. If we are required to raise additional capital, doing so may cause dilution to our stockholders, restrict our operations or require us to relinquish certain rights to our technologies or product candidates.

If we need to raise additional capital in connection with our continuing operations, we would expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic partnerships or licensing arrangements. Additional capital may not be available on reasonable terms, if at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of our stockholders as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, such as our Kyowa Agreement, we may have to relinquish valuable rights to our product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. As a result of the global pandemics, bank failures, actual or perceived changes in interest rates, potential tariffs and economic inflation, the global financial markets have experienced volatility and uncertainty. There can be no assurance that further volatility and uncertainty in the financial markets and declining confidence in economic conditions will not occur. If financial markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

In November 2023, we entered into a Sales Agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

In November 2022, we entered into the Loan Agreement with the Lenders and Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, providing for up to $125.0 million in a series of Term Loans. Upon entering into the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million Tranche 1 Loan. In September 2023, the draw period for the remaining $15.0 million of the Tranche 1 Loan expired without us drawing down such additional loan. In March 2024, the draw period for the $35.0 million second tranche of Term Loans expired without us drawing down such additional loan and in December 2024, the draw period for the (i) $40.0 million third tranche of Term Loans and (ii) $25.0 million fourth tranche of Term Loans each expired without us drawing down such additional loans. No further Term Loans may be drawn under the Loan Agreement. On June 1, 2024, a minimum cash covenant commenced requiring us to hold cash in the United States and subject to a first-priority perfected security interest in favor of the Lenders in an amount greater than or equal to (x) 55.0% of the outstanding loan obligations if we have not received FDA approval for ziftomenib, or (y) 35.0% of the outstanding loan obligations if we have received FDA approval for ziftomenib, provided that neither (x) nor (y) will apply at any time our market capitalization is equal to or greater than $1,250.0 million. Since June 1, 2024, our market capitalization has not always exceeded $1,250.0 million, however, we have met the minimum cash covenant. While any amounts are outstanding under our term loan facility, we are subject to affirmative and restrictive covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness, transactions with affiliates and a minimum cash covenant, among other customary covenants. If we default under our term loan facility, the Lenders may accelerate our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the Lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The Lenders could accelerate our obligations under the Loan Agreement upon the occurrence of an event of default, which includes, among other things, our failure to satisfy our payment obligations under the Loan Agreement, the breach of certain of our other covenants under the Loan Agreement or the occurrence of a material adverse change, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the Lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

Risks Related to Our Dependence on Third Parties

Our collaboration with Kyowa Kirin is important to our business. If Kyowa Kirin ceases development efforts under our collaboration agreement, or if our collaboration agreement is terminated, we may not receive future milestone payments or royalties under the agreement and our business could be adversely affected.

We are dependent upon Kyowa Kirin for the development, regulatory activities and commercial strategy of ziftomenib outside the United States. Additionally, Kyowa Kirin is responsible for half of all costs and expenses for the commercialization of ziftomenib in the United States. If Kyowa Kirin does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, regulatory approval, and commercialization efforts related to ziftomenib could be delayed or terminated.

Disagreements between us and Kyowa Kirin regarding clinical development and commercialization matters could lead to delays in the development or commercialization of ziftomenib and, in some cases, termination of the Kyowa Agreement. Kyowa Kirin may terminate the Kyowa Agreement for convenience upon 12 months’ prior written notice. In addition, Kyowa Kirin has the right to terminate the Kyowa Agreement with a shorter specified notice period upon the occurrence of a material adverse regulatory event or certain other specified events.

If our collaboration does not result in the successful development and commercialization of ziftomenib, or if Kyowa Kirin terminates the Kyowa Agreement, we may not receive any future milestone or royalty payments under the Kyowa Agreement. In addition, any termination of the Kyowa Agreement by Kyowa Kirin could affect our ability to further develop ziftomenib or adversely affect how we are perceived in scientific and financial communities. If any of these occur, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

We rely on third-party contractors and organizations to conduct, and/or to supply materials to conduct, our clinical trials and provide commercial supply, and those third parties may not perform satisfactorily, including failing to meet deadlines for the supply of materials and/or the completion of such clinical trials or to meet the demands of our commercial supply.

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

In addition to relying upon third-party service providers, we depend on our collaborators and other third-party suppliers to supply certain therapies for our combination trials. For example, we depend on Mirati to supply adagrasib for the NSCLC combination cohort of our FIT-001 trial. If Mirati does not perform in accordance with our collaboration agreement, or the agreement is terminated, the NSCLC combination cohort of our FIT-001 trial, and our development plans for KO-2806 in combination with adagrasib, could be materially adversely impacted. Similarly, for our KURRENT-HN trial, we depend upon Novartis to supply alpelisib in accordance with the terms of our collaboration agreement. If Novartis does not perform in accordance with the agreement, or the agreement is terminated, the KURRENT-HN trial, and our development plans for tipifarnib in combination with alpelisib, could be materially adversely impacted.

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

Our product candidates must be approved by the FDA pursuant to an NDA in the United States. and by the EMA in Europe, and similar regulatory authorities outside the United States prior to commercialization. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. In addition, public health epidemics or outbreaks could also potentially affect the business of the FDA, the EMA or other health authorities, which could result in delays in meetings related to planned clinical trials and ultimately of reviews and approvals of our product candidates. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities, among other requirements. Our product candidates may not be effective, may be only moderately effective, may not have an acceptable durability of response, may not have an acceptable risk-benefit profile or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

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

We have received Breakthrough Therapy Designation from the FDA on ziftomenib for the treatment of patients with relapsed or refractory NPM1-mutant AML and tipifarnib for the treatment of patients with recurrent or metastatic HRAS-mutant HNSCC with variant allele frequency ≥ 20% after disease progression on platinum-based chemotherapy. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs that have been designated as Breakthrough Therapies are eligible for priority review by the FDA, rolling submission of portions of the NDA and FDA’s organizational commitment involving senior management to provide guidance to the company to help determine the most efficient route to approval. Such interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development. However, the reduced timelines may introduce significant chemistry, manufacturing and controls challenges for product development.

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

In the event that we seek regulatory approval for a combination product candidate, we may be required to show that each candidate drug product component makes a contribution to the combination regimen’s claimed effects and that the dosage of each component, including amount, frequency and duration, is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy. As a result, we may be required to conduct clinical trials comparing each component drug with the combination. This could require us to conduct more extensive and more expensive clinical trials than would be the case for many single agent pharmaceuticals. The need to conduct such trials could make it more difficult and costly to obtain regulatory approval of a combination drug than of a new drug containing only a single API.

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

•
HIPAA, as amended by HITECH, and their implementing regulations, which also impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information on covered entities which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity as well as their covered subcontractors;
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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or collectively CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires covered businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA and other state laws exempt some data processed in the context of clinical trials, these developments may increase compliance costs and potential liability. Similar laws are being considered in several other states. In addition, data privacy and security laws have been proposed at the federal and local levels in recent years, which could further complicate compliance efforts.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the EU GDPR and the United Kingdom’s GDPR, or UK GDPR (collectively, GDPR), and Australia's Privacy Act impose strict requirements for processing personal data. For example, under GDPR, companies may face temporary or definitive bans on data processing, and other corrective actions, fines of up to 20 million Euros under the EU GDPR/17.5 million pounds sterling under the UK GDPR, or, in each case, 4% of annual global revenue, whichever is greater, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, apply to clinical trials conducted in Canada. Clinical trials conducted in Asia are and may in the future be subject to existing, new and emerging data privacy regimes in that region.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area, or EEA, and the United Kingdom, or UK, have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions have in the past and may in the future adopt similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

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

In addition to data privacy and security laws, we are bound by certain contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, materials, and other statements regarding data privacy and security. Regulators in the United States have scrutinized and are increasingly scrutinizing these statements, and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and has in the past and may in the future necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

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

There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. We cannot predict the ultimate content, timing or effect of healthcare reform legislation or regulation or the impact of potential legislation or regulation on us.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, that due to subsequent legislative amendments, will stay in effect until 2032. Additionally, in March 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These laws and other potential legislation may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. For example, in August 2022, President Biden signed the IRA into law. The IRA, among other things, (1) extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025, (2) directs HHS to negotiate, subject to a specified cap, the price of a set number of certain high-expenditure, single-source drugs covered under Medicare that have been on the market for at least seven years, or Medicare Drug Price Negotiation Program, (3) imposes rebates under Medicare Part B and Medicare Part D to penalize manufacturers for price increases that outpace inflation, and (4) makes several changes to the Medicare Part D benefit, including by significantly lowering the beneficiary maximum annual out-of-pocket costs, and through a change in manufacturer liability under the program. These provisions began to take effect progressively in fiscal year 2023, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. In August 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued, and will continue to issue and update, guidance as these programs are implemented. On January 17, 2025, HHS selected 15 additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, in December 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. In December 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in January 2024, the FDA approved Florida’s SIP proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business, particularly in light of the 2024 U.S. Presidential and Congressional elections.

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

We intend to rely upon a combination of regulatory exclusivity periods, patents, trade secret protection, trademarks, confidentiality agreements, and license agreements to protect the intellectual property related to our current product candidates and development programs.

Threats to the duration, breadth or strength of protection provided by any patents, patent applications or future patents we may own, license, or pursue with respect to any of our current or future product candidates or products could hinder our ability to commercialize any of our current or future product candidates or products. For example, our patent rights may not protect our products and product candidates if competitors devise products that compete with us without legally infringing our patent rights. Further, if we encounter delays in our development efforts, the length of time during which we could market any of our current or future product candidates or products under any patent protection we obtain would be reduced. Given the amount of time required for the development, testing and regulatory review of new product candidates or products, patents protecting such candidates might expire before or shortly after such product candidates or products are commercialized.

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

Patent term extension may be available in the United States or in other jurisdictions to account for regulatory delays in obtaining marketing approval for a product candidate; however, in the United States, only one patent may be extended per marketed product. The applicable authorities, including the U.S. PTO and the FDA, and any equivalent patent or regulatory authorities in other countries, may disagree with our assessment of whether such extensions are available, and may refuse to grant extensions to patents, or may grant more limited extensions than requested. If this occurs, for example, for our ziftomenib API patent(s), our competitors who obtain the requisite regulatory approval could offer products with the same API as ziftomenib earlier than expected, so long as the competitors do not infringe any other patents that we may hold. Competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We expect that following expiration of patents and any regulatory exclusivity we are able to obtain for ziftomenib, competitors may manufacture and sell generic versions of ziftomenib at a lower price, which would reduce our ziftomenib revenues. In certain jurisdictions, legislation mandates generic substitution for brand name drugs.

KO-2806

We have filed patent applications in the United States, Europe, China, Japan and other foreign jurisdictions covering the composition of matter of KO-2806 and certain structurally related compounds and methods of using KO-2806 for treating cancers. However, there is no guarantee that patents will be granted from such applications or that any granted patents would provide protection against third parties.

Tipifarnib

Our patent rights in tipifarnib are limited in ways that affect our ability to exclude third parties from competing against us. In particular, the patent term for the composition of matter patents covering the API of tipifarnib expired in 2016. Composition of matter patents on APIs are generally considered to be the strongest form of intellectual property protection because such patents provide protection without regard to any particular method of use or manufacture or formulation of the API used.

Patents directed to the method of treatment of certain cancers using tipifarnib or a farnesyl transferase inhibitor have been issued to us in a number of jurisdictions, including the United States, Europe, China and Japan. Although these patents are currently in force, there is no guarantee that a court would agree that any of the patents are valid or enforceable. Further, if a competitor were to develop tipifarnib for use in an indication other than those claimed by our patents, we would not be able to prevent the competitor from marketing tipifarnib for such indication in the United States or other jurisdictions based on our currently issued patents. We are pursuing additional U.S. and foreign method of treatment patents for tipifarnib and farnesyl transferase inhibitors; however, there is no guarantee that any such patents will be granted or that and granted patents would provide protection against third parties.

While patent term extension may be available for a patent that covers an approved tipifarnib product, the applicable authorities, including the U.S. PTO and the FDA, and any equivalent patent or regulatory authorities in other countries, may disagree with our assessment of whether such extensions are available, and may refuse to grant extensions to patents, or may grant more limited extensions than requested. If this occurs, for example, for our tipifarnib method of use patents, our competitors who obtain the requisite regulatory approval could offer tipifarnib products for the same indication(s) as our tipifarnib product earlier than expected, so long as the competitors do not infringe any other patents that we may hold. Competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

We have licensed patent rights from third parties for some of our development programs, including compounds in our menin-KMT2A program from the University of Michigan and methods of use of tipifarnib from Memorial Sloan Kettering Cancer Center. As a licensee of third parties, we rely on these third parties to file and prosecute patent applications and maintain patents and otherwise protect the licensed intellectual property under some of our license agreements. We have not had and do not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business.

If we breach any of the agreements under which we license from third parties the development and/or commercialization rights to our product candidates, we could lose license rights that are important to our business and our operations could be materially harmed.

We have in-licensed rights to ziftomenib and other compounds in our menin-KMT2A program from the University of Michigan. We have also in-licensed from Janssen use, development and commercialization rights for tipifarnib in all indications other than virology. Additionally, we have an exclusive worldwide license from Memorial Sloan Kettering Cancer Center to a patent family pertaining to a method of use of FTIs, including tipifarnib. As a result, our current business plans are dependent upon our satisfaction of certain conditions for the maintenance of the University of Michigan license agreement and the Janssen license agreement and the rights we license under such agreements and our other in-license agreements. The University of Michigan license agreement and the Janssen license agreement each provides that we are subject to diligence obligations relating to the commercialization and development of the respective product candidates, milestone payments, royalty payments and other obligations. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of our license agreement with University of Michigan, or Janssen, or any of our other license agreements or license agreements we may enter into on which our business or product candidates are dependent, University of Michigan, or Janssen, or other licensors may have the right to terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain product candidates. The loss of the rights licensed to us under our license agreement with University of Michigan, or Janssen, or our other license agreements or any future license agreement that we may enter granting us rights on which our business or product candidates are dependent, would eliminate our ability to further develop the applicable product candidates and would materially harm our business, prospects, financial condition and results of operations.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Certain inventions that are patentable in the United States may not be patentable in other countries and vice versa. Further, our ability to enforce our patent rights in foreign jurisdictions may not be as effective as in the United States. For example, some foreign countries, such as India and China, may not allow or enforce patents for methods of treating the human body. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection or eliminate our patent protection completely.

Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. PTO or third-party preissuance observations to the European Patent Office, or EPO, or become involved in patent office post-grant proceedings, such as opposition, derivation, reexamination, inter partes review, or post-grant review proceedings, challenging our patent rights or the patent rights of others. An adverse determination in any such submission or proceeding, or in litigation, could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, threats to the duration, breadth or strength of protection provided by our patents and patent applications is threatened could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other pharmaceutical companies, our success depends heavily on intellectual property, particularly patents. Obtaining and enforcing patents in the pharmaceutical industry involve a high degree of technological and legal complexity. Therefore, obtaining and enforcing pharmaceutical patents is costly, time consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property and may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. In addition, Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us.

For instance, under the Unitary Patent Court system that has been implemented in Europe, patent applicants have the option, upon grant of a patent by the EPO, of electing grant of a Unitary Patent, which will be subject to the jurisdiction of the Unified Patent Court, or UPC. This is a significant change in European patent practice. As the UPC is a new court system, there is limited precedent for the court, increasing the uncertainty of any litigation.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications are due to be paid to the U.S. PTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside annuity provider firm and/or rely on our outside counsel to pay the fees due to patent agencies. The U.S. PTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We seek to protect our confidential proprietary information, in part, by entering into confidentiality and invention or patent assignment agreements with our employees and consultants; however, we cannot be certain that such agreements have been entered into with all relevant parties. Moreover, to the extent we enter into such agreements, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, to third parties, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent the competitor, or those to whom the competitor communicates the trade secrets, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Intellectual property discovered through government-funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for use of U.S.-based manufacturing companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

Although we do not currently own issued patents or pending patent applications that have been generated through the use of U.S. government funding, our exclusive licenses from Memorial Sloan Kettering Cancer Center to a patent family pertaining to a method of use of FTIs, including tipifarnib, and from the University of Michigan pertaining to compounds unrelated to ziftomenib include intellectual property rights that have been generated through the use of U.S. government funding or grants, and we may acquire or license additional intellectual property rights from one or more entities that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the U.S. government exercised its march-in rights in our intellectual property rights generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

We may not be able to protect our intellectual property rights throughout the world.

Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the U.S. and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

Risks Related to the Commercialization of Our Product Candidates

Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments like immunotherapy, chemotherapy, targeted therapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments to the exclusion of our product candidates. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

We currently have limited marketing, sales and distribution infrastructure. If we are unable to fully develop our sales capabilities or enter into agreements with third parties to sell or market our product candidates if they obtain regulatory approval, we may not be able to effectively sell or market our product candidates, if approved, or generate product revenues.

We are in the process of building our marketing, sales and distribution capabilities. In preparation for potential FDA approval of ziftomenib in patients with relapsed or refractory NPM1-mutant AML, we are building on a territory-by-territory basis sales, marketing, distribution, managerial and other non-technical capabilities or making arrangements with third parties to perform these services, and we may not be successful in doing so. We have expanded our sales, marketing, analytics and market access teams with expertise to commercialize our product candidates. The onboarding and training of these teams, and the development of our commercial capabilities and infrastructure, is expensive and time consuming and requires significant attention of our executive officers to manage. Any failure or delay in the development of our commercial capabilities and infrastructure would adversely impact the commercialization of any of our products that we obtain approval to market. Additionally, if the commercial launch of any product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly and our investment would be lost if we cannot retain or reposition such sales and marketing personnel. With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. For example, under the Kyowa Agreement, we are collaborating with Kyowa Kirin for the potential commercialization of ziftomenib in certain indications. If we are unable to enter into similar arrangements for ziftomenib in indications outside the Kyowa Agreement or for other product candidates when needed on acceptable terms or at all, we may not be able to successfully commercialize such product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies, which may directly compete with ziftomenib, KO-2806, tipifarnib and any other future product candidates. If any competitor is able to advance their clinical program more quickly than ours, the commercial opportunity for our product candidates could be reduced. In the case of ziftomenib, in November 2024, Syndax announced the FDA’s approval of revumenib (Revuforj®) in relapsed or refractory KMT2A-rearranged acute leukemia. Earlier this year, they announced that they expect to submit a supplemental NDA for revumenib in relapsed or refractory NPM1-mutant AML in the first half of 2025, followed by a potential FDA approval around year-end 2025.

Our commercial opportunity also could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop alone or in combination with other drugs or biologics. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or slow our regulatory approval and ability to sell our products. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products or prioritize the use of other branded products over our products.

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

The availability and extent of coverage and reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Further, any companion diagnostic that we or our collaborators develop will be subject to separate coverage and reimbursement determinations by third-party payors.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about government-funded reimbursement for new medicines are typically made by CMS, an agency within HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often, but not always, follow CMS’s decisions regarding coverage and reimbursement. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. We or our collaborators may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Nonetheless, our product candidates may not be considered medically necessary or cost-effective.

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

We have expanded, or expect to expand, our development, regulatory, operations, medical affairs, market access, marketing and sales capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We have experienced, and expect to continue to experience, significant growth in the number of our employees and the scope of our operations, particularly in the areas of development, regulatory affairs, operations, medical affairs, sales, marketing and market access. To manage our current and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. From time to time, including as a result of global pandemics, bank failures, actual or perceived changes in interest rates, potential tariffs and economic inflation, global financial markets have experienced volatility and uncertainty. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by artificial intelligence, or AI, telecommunications failures, earthquakes, fires, floods, and other similar threats.

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

In addition, our reliance on third parties could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third parties and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation, information technology systems, cloud-based infrastructure, applications, websites, data center facilities, encryption and authentication technology, employee email, content delivery to customers, and other functions. We also rely on third parties to provide other products, services, parts, or otherwise to operate our business. Our business, including our ability to manufacture drug products and conduct clinical trials, therefore depends on the continuous, effective, reliable and secure operation of our information technology resources. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, as they have in the past and may in the future, we could experience adverse consequences. While we may be entitled to damages if these third parties fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

Remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

We have in the past and may in the future expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Additionally, certain data privacy and security obligations require us to implement and maintain specific security measures designed to protect our information technology systems and sensitive data. Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

We (or third parties with whom we work) have in the past experienced, and may in the future experience or be perceived to have experienced, a security incident. For example, in July 2024, we were notified of a cybersecurity incident experienced by a former clinical trial service provider. The incident was investigated by our Incident Review Team and evaluated by our Materiality Assessment Team, which concluded that the incident was not material to our business. Adverse consequences of a security incident may include government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention, interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent patients from participating, or cause patients to cease participation, in our clinical trials, and negatively impact our ability to grow and operate our business.

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

Businesses located in California have, in the past, been subject to electrical blackouts as a result of a shortage of available electrical power, and any future blackouts could disrupt our operations. We are vulnerable to a major earthquake, wildfire and other natural disasters. We do not carry any business interruption insurance that would compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could cause our business to materially suffer.

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 through December 31, 2024, were $43.00 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

In addition, the stock market in general, and the stocks of small-cap biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including as a result of global pandemics, bank failures, actual or perceived changes in interest rates, potential tariffs and economic inflation. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. These events may also lead to securities litigation, which can be expensive and time-consuming to defend, regardless of the merit or outcome. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of our common stock.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of December 31, 2024, we had 5,725,119 shares of common stock available for grant under the 2014 Plan, options to purchase up to an aggregate of 12,351,651 shares of common stock outstanding, 1,126,404 unvested restricted stock units outstanding and 1,313,100 unvested performance-based restricted stock units outstanding. Also, pursuant to our 2023 Inducement Option Plan, as amended, or Inducement Plan, we are authorized to grant nonstatutory stock options to individuals that were not previously our employees or directors (or following a bona fide period of non-employment), as an inducement material to the individuals’ entry into employment with us, pursuant to Nasdaq Listing Rule 5635(c)(4). As of December 31, 2024, we had 1,948,600 shares of common stock available for grant under the Inducement Plan and options to purchase up to an aggregate of 551,400 shares of common stock outstanding.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of December 31, 2024, we had 558,608 shares of common stock reserved for future issuance under the ESPP.

Further, as of December 31, 2024, (i) warrants to purchase up to (a) 33,988 shares of our common stock at an exercise price of $3.31 per share and (b) 26,078 shares of our common stock at an exercise price of $14.38 per share and (ii) pre-funded warrants to purchase up to 8,933,375 shares of our common stock at an exercise price of $0.0001 per share were outstanding.

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

Effective January 1, 2022, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Unless the U.S. Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our research and development expenses or the provision is deferred, modified, or repealed by Congress, we expect an increase in our net deferred tax assets and an offsetting similarly sized increase in our valuation allowance over these amortization periods. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur and whether we conduct our research and development activities inside or outside the United States.

Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in a year is limited to 80% of taxable income in such year. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced an ownership change in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, on June 27, 2024, California Senate Bill 167, or SB 167, was enacted into law. SB 167 provides for a three-year suspension of net operating losses under the California Personal Income Tax and Corporation Tax and a three-year cap on the use of business incentive tax credits to offset no more than $5 million of tax per year. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our state net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

The head of our IT department, who has more than 25 years of experience in IT and more than 15 years of experience in cybersecurity for public companies, reports to our Chief Operating Officer and works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business. We have established an Incident Review Team, which consists of representatives of our Finance, IT and Legal departments, to investigate, evaluate and respond to cybersecurity incidents. The Incident Review Team is responsible for escalating confirmed cybersecurity incidents to a Materiality Assessment Team, consisting of members of management. The Materiality Assessment Team is responsible for reporting cybersecurity incidents to the audit committee of the board of directors, as appropriate based upon the nature of the incident (or series of incidents).

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example threat intelligence service providers, cybersecurity software, and darkweb monitoring services. We also use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, CROs and contract manufacturing organizations. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, the access to be provided to such Information Systems and Data, and the identity of the provider, our vendor due diligence involves different levels of assessment of systems and controls designed to help identify cybersecurity risks associated with a provider. In addition, we may impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems, or those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”

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

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

The audit committee receives regular reports from the head of our IT department concerning the measures we have taken to monitor and evaluate our cybersecurity threat environment and any cybersecurity incidents that have occurred.

Item 2. Properties.

We occupy 13,420 square feet of office space for our corporate headquarters in San Diego, California under a lease that expires in November 2025. We also occupy approximately 16,541 square feet of office space in Boston, Massachusetts under a lease that expires in July 2031, and approximately 5,315 square feet of office and lab space in San Diego, California under a lease that expires in August 2025. On January 13, 2025, we entered into a lease agreement for approximately 32,512 square feet of office space for our future corporate headquarters and lab space in San Diego, California. The commencement date of the lease is expected to be the earlier to occur of (i) the date upon which we first commence to conduct business in the space and (ii) October 1, 2025.

Item 3. Legal Proceedings.

We are not currently a party to, nor is our property the subject of, any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the symbol “KURA.”

Holders of Record

As of February 20, 2025, there were approximately 97 holders of record of our common stock, which does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the Securities and Exchange Commission, or the SEC, during the year ended December 31, 2024, there were no unregistered sales of equity securities by us during the year ended December 31, 2024.

Stock Performance Graph and Cumulative Total Return

The graph below shows the cumulative total stockholder return assuming the investment of $100 on December 31, 2019 (and the reinvestment of dividends thereafter), in each of (i) Kura Oncology, Inc.’s common stock, (ii) the Nasdaq Biotechnology Index and (iii) the Nasdaq Composite Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or Indexes.

The foregoing graph is furnished solely with this Annual Report, and is not filed with this Annual Report, and shall not be deemed incorporated by reference into any other filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or the Exchange Act, whether made by us before or after the date hereof, regardless of any general incorporation language in any such filing, except to the extent we specifically incorporate this material by reference into any such filing.

COMPARISON OF CUMULATIVE TOTAL RETURN FROM 12/31/2019 THROUGH 12/31/2024*
Among Kura Oncology, Inc., the Nasdaq Biotechnology Index and the Nasdaq Composite Index
$250
$200
$150
$100
$50
$0
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
Kura Oncology, Inc.
Nasdaq Biotechnology Index
Nasdaq Composite Index
*$100 invested 12/31/2019 in stock or index, including reinvestment of dividends. Fiscal year ended December 31, 2024.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Kura Oncology, Inc. should be read in conjunction with the financial statements and the notes to those statements appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, assumptions and uncertainties. Important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis include, but are not limited to, those set forth in “Item 1A. Risk Factors” in this Annual Report. All forward-looking statements included in this Annual Report are based on information available to us as of the time we file this Annual Report and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements. For the comparison of the financial results for the fiscal years ended December 31, 2023 and 2022, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024.

References to “Kura Oncology, Inc.,” “we,” “us” and “our” refer to Kura Oncology, Inc.

Overview

We are a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates that target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes and, in general, we intend to pair our product candidates with molecular or cellular diagnostics to identify those patients most likely to respond to treatment.

Our lead product candidate is ziftomenib, a selective investigational inhibitor of the menin-KMT2A protein-protein interaction. We are developing ziftomenib for the treatment of genetically defined subsets of acute leukemias, including AML and ALL. In November 2024, we entered into a collaboration and license agreement with Kyowa Kirin to develop and commercialize ziftomenib for the treatment of patients with AML and other hematologic malignancies, which may be expanded into other indications at the option of Kyowa Kirin, subject to certain conditions. We also are exploring the use of ziftomenib for the treatment of GIST and ziftomenib and our next-generation menin inhibitors for use in other indications, including type 2 diabetes and certain solid tumors.

Our second product candidate is KO-2806, a selective investigational FTI, which we are evaluating as a monotherapy and as a companion inhibitor to certain targeted therapies in large solid tumor indications, including RCC and NSCLC.

Our third product candidate, tipifarnib, is a selective investigational FTI, which we are evaluating in combination with alpelisib, a PI3 kinase alpha inhibitor, in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification.

We also have additional programs that are at a discovery stage. We plan to advance our product candidates through a combination of internal development and strategic partnerships while maintaining significant development and commercial rights.

Liquidity Overview

As of December 31, 2024, we had cash, cash equivalents and short-term investments of $727.4 million.

On November 20, 2024, we entered into the Kyowa Agreement to develop and globally commercialize ziftomenib for the treatment of patients with AML and other hematologic malignancies, which may be expanded into other indications at the option of Kyowa Kirin, subject to certain conditions. In exchange for the licenses and rights granted to Kyowa Kirin to participate in the development and commercialization of ziftomenib, we received an upfront payment of $330.0 million.

In January 2024, we completed a private placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share), or the Private Placement. Net proceeds from the Private Placement, after deducting expenses, were approximately $145.8 million. As of December 31, 2024, pre-funded warrants to purchase 559,424 of such shares of common stock had been exercised and 6,759,462 remained outstanding.

In November 2023, we entered into a Sales Agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

In June 2023, we completed a public offering in which we sold an aggregate of 5,660,871 shares of common stock at a price of $11.50 per share as well as pre-funded warrants to purchase 3,034,782 shares of our common stock at a price of $11.4999 per pre-funded warrant (representing the $11.50 per share purchase price less the exercise price of $0.0001 per warrant share). Net proceeds from the public offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $93.6 million. As of December 31, 2024, pre-funded warrants to purchase 860,869 of such shares of common stock had been exercised and 2,173,913 remained outstanding. On January 16, 2025, the remaining 2,173,913 pre-funded warrants were exercised.

In November 2022, we entered into a loan and security agreement, or the Loan Agreement, with several banks and other financial institutions or entities party thereto, or collectively the Lenders, and Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, providing for up to $125.0 million in a series of term loans, or Term Loans. Upon entering into the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million tranche of Term Loans, or the Tranche 1 Loan. In September 2023, the draw period for the remaining $15.0 million of the Tranche 1 Loan expired without us drawing down such additional loan. In March 2024, the draw period for the $35.0 million second tranche of Term Loans expired without us drawing down such additional loan. In December 2024, the draw period for the (i) $40.0 million third tranche of Term Loans and (ii) $25.0 million fourth tranche of Term Loans each expired without us drawing down such additional loans. No further Term Loans may be drawn under the Loan Agreement.

To date, we have not generated any revenues from product sales, and we do not have any approved products. Since our inception, we have funded our operations primarily through equity and debt financings and revenues under the Kyowa Agreement. We anticipate that we will require significant additional financing in the future to continue to fund our operations as discussed more fully below under the heading “Liquidity and Capital Resources.”

Financial Operations Overview

Revenue from Collaborations and Licenses

We generate revenue primarily through collaboration and license agreements. Such agreements may require us to deliver various rights and/or services, including intellectual property rights or licenses and research, development and other services. Under such agreements, we are generally eligible to receive non-refundable upfront payments, funding for research, development and other services, milestone payments, and royalties.

Our collaboration agreements fall under the scope of Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or Topic 808, when there is a joint operating activity and when both parties are active participants in the arrangement and are exposed to significant risks and rewards. For our arrangements under the scope of Topic 808, we evaluate each promised good or service that is distinct in accordance with ASC Topic 606, Revenue from Contracts with Customers, or Topic 606. (i.e., a unit of account) and apply Topic 606 to those units of account that are determined to be with a customer. For all other units of account that are not within the scope of other relevant accounting topics, we analogize to other authoritative accounting literature, such as Topic 606.

Topic 606 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers under a five-step model: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as a performance obligation is satisfied.

In contracts where we have more than one promise to provide the customer with goods or services, each promise is evaluated to determine whether it is a distinct performance obligation based on whether (i) the customer can benefit from the good or service on its own or together with other resources that are readily available and (ii) the good or service is separately identifiable from other promises in the contract. The evaluation of whether a promised good or service is a distinct performance obligation may require significant judgment and is based on the facts and circumstances surrounding each contract and the nature of the promised goods and services within each contract.

We are required to make estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. At the inception of arrangements that include variable consideration, we may be required to exercise significant judgment to estimate the amount of variable consideration to include in the transaction price. In making such estimates, we generally use the most likely amount method for milestone payments and the expected value method for other forms of variable considerations and take into account relevant development, regulatory, and other factors that can impact the level of uncertainty associated with these estimates. If it is probable that a significant revenue reversal will not occur, the estimated amount is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not included in the transaction price until those approvals are received. These estimates are re-assessed each reporting period and we adjust our estimate of the overall transaction price as necessary.

The consideration under the contract is allocated between the distinct performance obligations based on their respective relative stand-alone selling prices. The estimated stand-alone selling price of each performance obligation reflects our best estimate of what the selling price would be if the deliverable was regularly sold on a stand-alone basis and is determined by reference to market rates for the good or service when sold to others or by using an adjusted market assessment approach if the selling price on a stand-alone basis is not available. The determination of the stand-alone selling price often requires significant judgment. Our estimates of the stand-alone selling price for license-related performance obligations may include forecasted revenues and expenses, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical, regulatory and commercial success. Our estimates of the stand-alone selling price for research and development or other service-related performance obligations generally include forecasting the expected costs of satisfying a performance obligation at market rates. We also exercise significant judgment in allocating variable consideration that relates specifically to our efforts to satisfy one or more, but not all, performance obligations and determining whether such allocation is consistent with the overall allocation objectives within Topic 606.

The consideration allocated to each distinct performance obligation is recognized as revenue when control is transferred to the customer for the related goods or services. For performance obligations satisfied over time, we determine the measure of progress that best represents the transfer of goods or services to the customer. Revenue is recognized by measuring the progress towards complete satisfaction of the performance obligation using an input-based measure. Estimating the progress of the performance obligation requires significant management estimates, such as forecasting costs necessary to satisfy the performance obligation.

Sales-based royalties received in connection with licenses of intellectual property are subject to a specific exception in Topic 606, whereby the consideration is not included in the transaction price and recognized in revenue until the customer’s subsequent sales or usages occur. We may also be entitled to cost-share reimbursements or may be required to share profits related to our collaboration and license agreements. These amounts will be recognized when control of the related goods or services are transferred to the customer. Cost-sharing reimbursements are presented as revenue.

Research and Development Expenses

We focus on the research and development of our pipeline programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of December 31, 2024, we had no in-licensed technologies that had alternative future uses in research and development projects or otherwise.

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

Income Taxes

For the year ended December 31, 2024, we recorded current Federal and state tax provisions of $1.8 million and $0.2 million, respectively. For the years ended December 31, 2023 and 2022 we did not record a provision for income taxes due to a full valuation against our deferred taxes.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2024 and 2023

The following table sets forth our results of operations for the years presented, in thousands:

	Years Ended December 31,
	2024	2023	Change
Collaboration revenue	$53,883	$—	$53,883
Research and development expenses	169,967	115,235	54,732
General and administrative expenses	77,111	50,569	26,542
Other income, net	21,230	13,173	8,057

Collaboration Revenue. We recognized collaboration revenue of $53.9 million for the year ended December 31, 2024 related to the license granted and services performed under the Kyowa Agreement entered into in November 2024.

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the years presented, in thousands:

	Years Ended December 31,
	2024	2023	Change
Ziftomenib-related costs	$79,338	$35,933	$43,405
KO-2806-related costs	18,829	10,629	8,200
Tipifarnib-related costs	4,770	12,190	(7,420)
Discovery stage program-related costs	6,621	5,399	1,222
Personnel costs and other expenses	45,789	38,424	7,365
Share-based compensation expense	14,620	12,660	1,960
Total research and development expenses	$169,967	$115,235	$54,732

The increase in ziftomenib-related research and development expenses for the year ended December 31, 2024 compared to 2023 was primarily due to increases in costs related to our registration-directed clinical trial of ziftomenib and the ziftomenib combination trials. The increase in KO-2806-related research and development expenses for the year ended December 31, 2024 compared to 2023 was primarily due to increased costs related to our Phase 1 clinical trial. The decrease in tipifarnib-related research and development expenses for the year ended December 31, 2024 compared to 2023 was primarily due to the closure of our registration-directed trial of tipifarnib. The increase in personnel costs and other expenses for the year ended December 31, 2024 compared to 2023 was primarily due to a retention tax credit recognized in the first quarter of 2023, and increases in headcount costs to support our ongoing clinical trials. We expect our research and development expenses to increase in future periods as we continue clinical development activities for our ziftomenib and FTI programs.

General and Administrative Expenses. The increase in general and administrative expenses for the year ended December 31, 2024 compared to 2023 was primarily due to increases in personnel costs, inclusive of a retention tax credit recognized in the first quarter of 2023, pre-commercial planning expenses, non-cash share-based compensation expense, and professional services. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development activities.

Other income, net. The increase in other income, net for the year ended December 31, 2024 compared to 2023 was primarily due to an increase in interest income.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings and through revenues under the Kyowa Agreement. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities.

On November 20, 2024, we entered into the Kyowa Agreement to develop and globally commercialize ziftomenib for the treatment of patients with AML and other hematologic malignancies, or the Field. In exchange for the licenses and rights granted to Kyowa Kirin to participate in the development and commercialization of ziftomenib, we received an upfront payment of $330.0 million and are eligible to receive up to an additional $933.0 million in development, regulatory and commercial milestone payments for the Field.

On January 26, 2024, we completed the Private Placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share). Net proceeds from the Private Placement, after deducting expenses, were approximately $145.8 million. As of December 31, 2024, pre-funded warrants to purchase 559,424 of such shares of common stock had been exercised and 6,759,462 remained outstanding.

In November 2023, we entered into the ATM Facility under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

In June 2023, we completed a public offering in which we sold an aggregate of 5,660,871 shares of common stock at a price of $11.50 per share as well as pre-funded warrants to purchase 3,034,782 shares of our common stock at a price of $11.4999 per pre-funded warrant (representing the $11.50 per share purchase price less the exercise price of $0.0001 per warrant share). Net proceeds from the public offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $93.6 million. As of December 31, 2024, pre-funded warrants to purchase 860,869 of such shares of common stock had been exercised and 2,173,913 remained outstanding. On January 16, 2025, the remaining 2,173,913 pre-funded warrants were exercised.

In November 2022, we entered into the Loan Agreement with the Lenders and Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, providing for up to $125.0 million in a series of Term Loans. Under the terms of the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million Tranche 1 Loan. In September 2023, the draw period for the remaining $15.0 million of the Tranche 1 Loan expired without us drawing down such additional loan. In March 2024, the draw period for the $35.0 million second tranche of Term Loans expired without us drawing down such additional loan and in December 2024, the draw period for the (i) $40.0 million third tranche of Term Loans and (ii) $25.0 million fourth tranche of term loans expired without us drawing down such additional loans. No further Term Loans may be drawn under the Loan Agreement. All of the Term Loans have a maturity date of November 2, 2027, or the Maturity Date. Repayment of the Term Loans is interest only through (a) May 1, 2025, with the satisfaction of the Interest Only Milestone 1 Conditions (as defined in the Loan Agreement), (b) November 1, 2025, if we satisfy the Interest Only Milestone 2 Conditions (as defined in the Loan Agreement), and (c) November 1, 2026, if we satisfy the Approval Milestone (as defined in the Loan Agreement). After the interest-only payment period, borrowings under the Loan Agreement are repayable in monthly payments of principal and accrued interest until the Maturity Date. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%.

At our option, we may prepay all or any portion of the outstanding Term Loans at any time. Prepayments made on or prior to the third anniversary of the date of the Loan Agreement will be subject to a prepayment fee equal to 1.50% of the principal amount being prepaid. In addition, we paid a facility charge of approximately $0.1 million upon closing and an additional approximately $0.2 million of facility charges in November 2023 due to the availability of the second tranche of the Term Loans. The Loan Agreement also provides for an end of term fee in an amount equal to the greater of approximately (i) $1.5 million (which is 6.05% of the maximum amount of the first tranche of loans) or (ii) 6.05% of the aggregate principal amount of loan advances actually made under the Loan Agreement, which fee is due and payable on the earliest to occur of (i) the Maturity Date, (ii) the date we prepay the outstanding loans in full, and (iii) the date that the secured obligations become due and payable. Our obligations under the Loan Agreement are secured by substantially all of our assets other than our intellectual property, but including proceeds from the sale, licensing or other disposition of our intellectual property. As part of the Loan Agreement, we are subject to certain negative covenants, which, among other things, prohibit us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property, subject to limited exceptions.

We have incurred operating losses and negative cash flows from operating activities since inception. As of December 31, 2024, we had an accumulated deficit of $895.4 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of collaborators or potential collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of December 31, 2024, we had cash, cash equivalents and short-term investments of $727.4 million. Based on our current plans, we believe our cash, cash equivalents and short-term investments as of December 31, 2024 will be sufficient to enable us to fund our current operating expenses into 2027, and combined with anticipated collaboration funding under the Kyowa Agreement, should support our ziftomenib AML program through commercialization in the frontline combination setting. Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
the costs of fully developing our sales, marketing and distribution capabilities if we obtain regulatory approvals to market our product candidates;

•
the costs of securing and producing drug substance and drug product material for use in preclinical studies, clinical trials and for use as commercial supply;
•
the costs of securing manufacturing arrangements for development activities and commercial production;
•
the scope, prioritization and number of our research and development programs;
•
the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under current or any future collaboration agreements;
•
the extent to which we acquire or in-license other product candidates and technologies;
•
the success of our current or future companion diagnostic test collaborations for companion diagnostic tests; and
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

To date, we have not generated any revenues from product sales, and we do not have any approved products. We do not know when, or if, we will generate any revenues from product sales. We do not expect to generate significant revenues from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We are subject to all of the risks incident in the development of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We may need substantial additional funding in connection with our continuing operations.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, collaborations, strategic partnerships or licensing arrangements, such as the Kyowa Agreement. Additional capital may not be available on reasonable terms, if at all. Subject to limited exceptions, our term loan facility also prohibits us from incurring indebtedness without the prior written consent of the Lenders. To the extent that we raise additional capital through the sale of stock or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, such as the Kyowa Agreement, we may have to relinquish valuable rights to our product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be unable to carry out our business plan. As a result, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our product candidates even if we would otherwise prefer to develop and commercialize such product candidates ourselves, and our business, financial condition and results of operations would be materially adversely affected.

The following table provides a summary of our net cash flow activities for the years presented, in thousands:

	Years Ended December 31,
	2024	2023	Change
Net cash provided by (used in) operating activities	$134,317	$(124,824)	$259,141
Net cash provided by (used in) investing activities	(101,590)	15,557	(117,147)
Net cash provided by financing activities	154,417	94,783	59,634

Operating Activities. The increase of $259.1 million in net cash provided by operating activities for the year ended December 31, 2024 compared to 2023 was primarily due to an increase of $278.2 million in contract liabilities related to the Kyowa Agreement, offset by an increase of $21.4 million in net loss.

Investing Activities. The increase of $117.1 million in net cash used in investing activities for the year ended December 31, 2024 compared to 2023 was primarily due to an increase of $249.2 million in purchases of short-term investments, offset by an increase of $132.4 million in maturities of short-term investments.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2024 primarily related to net proceeds of approximately $145.8 million from the sale of shares of our common stock and pre-funded warrants to purchase shares of our common stock in our January 2024 Private Placement and proceeds of $8.6 million from the issuance of shares of common stock under our equity plans. Net cash provided by financing activities for the year ended December 31, 2023 was primarily due to $93.6 million in net proceeds from the sale of shares of our common stock and pre-funded warrants to purchase shares of our common stock in our June 2023 public offering.

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations and commitments as of December 31, 2024, in thousands:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases(1)	$9,816	$1,964	$2,715	$2,824	$2,313
Long-term debt(2)	10,000	2,332	7,668	—	—
Interest payments on long-term debt(3)	3,245	937	2,308	—	—
Total	$23,061	$5,233	$12,691	$2,824	$2,313

(1)
Future minimum lease payments under our operating leases in San Diego, California and Boston, Massachusetts.
(2)
Principal payments under our term loan facility.
(3)
Interest payments on our term loan facility. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%. As of December 31, 2024, the interest rate on the Term Loans was 9.90%. In addition, an end of term fee will be due in an amount equal to the greater of approximately (i) $1.5 million or (ii) 6.05% of the aggregate principal amount of loan advances actually made, payable on the earliest of the maturity date, acceleration or prepayment of the Term Loans.

Subsequent to December 31, 2024, we entered into a new lease agreement for office space in San Diego, California. See Note 16, Subsequent Events, in the Notes to Financial Statements of this Annual Report for further details.

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

Excluded from the table above are milestone or contractual payment obligations contingent upon the achievement of certain milestones or events if the amount and timing of such obligations are unknown or uncertain, including $4.8 million of sublicense fees incurred as of December 31, 2024. Our in-license agreements are cancelable by us with written notice within 180 days or less. We may be required to pay up to approximately $80.0 million in milestone payments, plus sales royalties, in the event that regulatory and commercial milestones under the in-license agreements are achieved.

Under the Kyowa Agreement, we will be funding the specified development activities included in the Development Plan that are planned to be conducted prior to the end of 2028, and we will share equally (50/50) with Kyowa Kirin all development costs for all other development activities in the United States included in the Development Plan (including the costs of future trials conducted under the Development Plan in the United States). We will share equally with Kyowa Kirin in any potential profits and losses arising from the commercialization of ziftomenib in the United States for the existing Field and, if Kyowa Kirin exercises the Field Expansion Option, the expanded Field.

Critical Accounting Policies and Management Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements required estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue from collaborations and licenses, and clinical trial costs and accruals. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 in the Notes to Financial Statements of this Annual Report, we believe the following accounting policies are critical to the judgments and estimates used in the preparation of our financial statements.

Revenue from Collaborations and Licenses

Our collaboration agreements fall under the scope of Topic 808, when there is a joint operating activity and when both parties are active participants in the arrangement and are exposed to significant risks and rewards. For our arrangements under the scope of Topic 808, we evaluate each promised good or service that is distinct in accordance with Topic 606 (i.e., a unit of account) and apply Topic 606 to those units of account that are determined to be with a customer. For all other units of account that are not within the scope of other relevant accounting topics, we analogize to other authoritative accounting literature, such as Topic 606.

In applying Topic 808 and Topic 606, we are required to make estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. At the inception of arrangements that include variable consideration, we may be required to exercise significant judgment to estimate the amount of variable consideration to include in the transaction price. In making such estimates, we generally use the most likely amount method and take into account relevant development, regulatory, and other factors that can impact the level of uncertainty associated with these estimates. If it is probable that a significant revenue reversal will not occur, the estimated amount is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not included in the transaction price until those approvals are received. These estimates are re-assessed each reporting period and we adjust our estimate of the overall transaction price as necessary.

The consideration under the contract is allocated between the distinct performance obligations based on their respective relative stand-alone selling prices. The estimated stand-alone selling price of each performance obligation reflects our best estimate of what the selling price would be if the deliverable was regularly sold on a stand-alone basis and is determined by reference to market rates for the good or service when sold to others or by using an adjusted market assessment approach if the selling price on a stand-alone basis is not available. The determination of the stand-alone selling price often requires significant judgment. Our estimates of the stand-alone selling price for license-related performance obligations may include forecasted revenues and expenses, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical, regulatory and commercial success. Our estimates of the stand-alone selling price for research and development or other service-related performance obligations generally include forecasting the expected costs of satisfying a performance obligation at market rates. We also exercise significant judgment in allocating variable consideration that relates specifically to our efforts to satisfy one or more, but not all, performance obligations and determining whether such allocation is consistent with the overall allocation objectives within Topic 606.

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

Recently Adopted Accounting Pronouncements

See Note 2 in the Notes to Financial Statements of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the short-term investments to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in U.S. Treasury securities, corporate debt securities, non-U.S. government debt securities, money market funds and U.S. Agency bonds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our short-term investments without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on December 31, 2024, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

We are also subject to interest expense fluctuations through our Term Loans which, as of December 31, 2024, bear interest at a rate equal to the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%, and are therefore exposed to changes in interest rates through their maturity date in November 2027. For interest expense, we do not believe that an increase or decrease in the interest rate would have a significant impact on the statements of operations and comprehensive loss. We believe that should a 10.0% change in the interest rate were to have occurred on December 31, 2024, this change would not have had a material effect on interest expense as of that date.

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2024, 2023 or 2022.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required pursuant to this item are included in Item 15 of this Annual Report and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports required by the Exchange Act, is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2024, we entered into the Kyowa Agreement and began to recognize revenue. We updated the processes that constitute our internal control over revenue and financial reporting, as necessary, to accommodate related changes to our accounting procedures and business processes.

Except for the changes related to the Kyowa Agreement, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended December 31, 2024 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kura Oncology, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Kura Oncology, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kura Oncology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

February 28, 2025

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors” and “Executive Officers” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

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

We have adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed with this Annual Report as Exhibit 19.1.

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

3. Exhibits

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Warrant to Purchase Stock by Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

4.3	Form of Warrant Agreement issued by the Registrant on November 2, 2022 to certain Lenders.		10-K (Exhibit 4.3)	2/23/2023	001-37620

4.4	Amended and Restated Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital, Inc.		10-K (Exhibit 4.4)	2/23/2023	001-37620

4.5	Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital IV, L.P.		10-K (Exhibit 4.5)	2/23/2023	001-37620

4.6	Description of Registrant’s Common Stock.		10-K (Exhibit 4.3)	2/25/2020	001-37620

4.7	Form of Pre-Funded Warrant.		8-K (Exhibit 4.1)	6/14/2023	001-37620

4.8	Form of Pre-Funded Warrant.		8-K (Exhibit 4.1)	1/26/2024	001-37620

4.9***	Registration Rights Agreement, dated January 26, 2024, by and among the Registrant and the persons party thereto.		8-K (Exhibit 10.2)	1/26/2024	001-37620

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.1+	Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.		8-K (Exhibit 99.1)	6/7/2024	001-37620

10.2+	Form of Restricted Stock Purchase Agreement and Restricted Stock Purchase Award Notice under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.		8-K (Exhibit 10.2)	3/12/2015	000-53058

10.3+	Kura Oncology, Inc. 2015 Employee Stock Purchase Plan.		8-K (Exhibit 10.3)	3/12/2015	000-53058

10.4+	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers.		8-K (Exhibit 10.4)	3/12/2015	000-53058

10.5*	License Agreement, dated December 18, 2014, by and between the Registrant and Janssen Pharmaceutica NV.		10-K (Exhibit 10.5)	2/24/2021	001-37620

10.6*

Patent License Agreement, effective as of December 22, 2014, by and between the Registrant and the Regents of the University of Michigan, as amended on March 3, 2015, July 22, 2015, September 29, 2016, February 1, 2017.

			10-K (Exhibit 10.8)	2/24/2021	001-37620

10.7*	Fifth Amendment to Patent License Agreement, effective as of May 24, 2017, by and between the Registrant and the Regents of the University of Michigan.		10-K (Exhibit 10.9)	2/24/2021	001-37620

10.8+	Amended and Restated Executive Employment Agreement, effective as of January 29, 2016, by and between the Registrant and Troy E. Wilson, Ph.D., J.D.		10-K (Exhibit 10.15)	3/17/2016	001-37620

10.9	Amendment No. 1 to License Agreement, dated June 6, 2016, by and between the Registrant and Janssen Pharmaceutica NV.		10-Q (Exhibit 10.3)	8/10/2016	001-37620

10.10**	Sixth Amendment to Patent License Agreement, effective as of August 24, 2017, by and between the Registrant and the Regents of the University of Michigan.		10-K (Exhibit 10.23)	3/12/2018	001-37620

10.11+	Executive Employment Agreement, effective as of August 9, 2019, by and between the Registrant and Kathleen Ford.		10-Q (Exhibit 10.3)	11/5/2019	001-37620

10.12	Office Lease Agreement, dated January 8, 2020, by and between the Registrant and BRE CA Office Owners LLC.		10-Q (Exhibit 10.28)	2/25/2020	001-37620

10.13	Office Lease Agreement, dated March 24, 2020, by and between the Registrant and East Office Operating Limited Partnership.		10-Q (Exhibit 10.5)	5/4/2020	001-37620

10.14	First Amendment to Office Lease Agreement, dated May 2, 2020 by and between the Registrant and BRE CA Office Owner LLC.		10-Q (Exhibit 10.8)	5/4/2020	001-37620

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.15+	Amended and Restated Non-Employee Director Compensation Policy.	X

10.16+

Form of International Stock Option Grant Notice, International Stock Option Agreement and International Notice of Exercise under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.

			10-Q (Exhibit 10.2)	8/9/2023	001-37620

10.17	Second Amendment to Office Lease Agreement, dated October 27, 2020 by and between the Registrant and BRE CA Office Owner LLC.		10-Q (Exhibit 10.2)	11/5/2020	001-37620

10.18+	Amendment to Amended and Restated Executive Employment Agreement, effective as of February 19, 2021, by and between the Registrant and Troy E. Wilson, Ph.D., J.D.		10-K (Exhibit 10.36)	2/24/2021	001-37620

10.19+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.		10-K (Exhibit 10.22)	2/23/2023	001-37620

10.20+	Executive Employment Agreement, effective as of July 22, 2020, by and between the Registrant and Stephen Dale, M.D.		10-Q (Exhibit 10.7)	5/6/2021	001-37620

10.21+	Amendment to Executive Employment Agreement, effective as of February 22, 2021, by and between the Registrant and Stephen Dale, M.D.		10-Q (Exhibit 10.8)	5/6/2021	001-37620

10.22	Lease Agreement, dated May 11, 2021, by and between the Registrant and BP3-SD5 5510 Morehouse Drive LLC.		10-Q (Exhibit 10.1)	8/5/2021	001-37620

10.23+	Form of International Restricted Stock Unit Award Grant Notice and International Restricted Stock Unit Award Agreement under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.		10-K (Exhibit 10.30)	2/24/2022	001-37620

10.24+	Executive Employment Agreement, effective as of October 18, 2021, by and between the Registrant and Teresa Bair.		10-K (Exhibit 10.31)	2/24/2022	001-37620

10.25	Loan and Security Agreement dated as of November 2, 2022 by and between the Registrant and Hercules Capital, Inc.		8-K (Exhibit 10.2)	11/3/2022	001-37620

10.26+	Executive Employment Agreement, effective as of August 14, 2023, by and between the Registrant and Brian Powl.		10-Q (Exhibit 10.1)	11/2/2023	001-37620

10.27	First Amendment to Lease, dated as of August 30, 2023, by and between the Registrant and East Office Operating Limited Partnership.		10-Q (Exhibit 10.2)	11/2/2023	001-37620

10.28	First Amendment to Loan and Security Agreement, dated as of October 2, 2023, by and between the Registrant and Hercules Capital, Inc.		10-Q (Exhibit 10.3)	11/2/2023	001-37620

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
10.29	Sales Agreement, dated November 2, 2023, by and among the Registrant, Leerink Partners LLC and Cantor Fitzgerald & Co.		10-Q (Exhibit 10.4)	11/2/2023	001-37620

10.30+	Kura Oncology, Inc. 2023 Inducement Option Plan, as amended, and Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder.		8-K (Exhibit 99.1)	12/20/2024	001-37620

10.31+	Second Amendment to Amended and Restated Executive Employment Agreement, effective as of April 11, 2024, by and between the Registrant and Troy E. Wilson, Ph.D., J.D.		10-Q (Exhibit 10.1)	8/8/2024	001-37620

10.32*	Collaboration and License Agreement, dated November 20, 2024, by and among the Registrant Kyowa Kirin Co., Ltd. and Kyowa Kirin, Inc.	X

10.33+***	Settlement Agreement, effective as of January 2, 2025, by and between the Registrant and Stephen Dale, M.D.	X

10.34+	Third Amended & Restated Executive Employment Agreement, effective as of January 2, 2025, by and between the Registrant and Mollie Leoni, M.D.	X

10.35+	Third Amended & Restated Executive Employment Agreement, effective as of January 2, 2025, by and between the Registrant and Francis Burrows, Ph.D.	X

10.36	Lease, effective January 13, 2025, by and between the Registrant and HCP Life Science REIT, Inc.	X

19.1	Kura Oncology, Inc. Insider Trading Policy	X

23.1	Consent of Independent Registered Public Accounting Firm.	X

24.1	Power of Attorney (see signature page).	X

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

97.1	Kura Oncology, Inc. Incentive Compensation Recoupment Policy.		10-K (Exhibit 97.1)	2/27/2024	001-37620

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

+ Indicates management contract or compensatory plan.

* Certain portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K.

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

Kura Oncology, Inc.

Date: February 28, 2025	By:	/s/ Troy E. Wilson, Ph.D., J.D.
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

Name	Title	Date

/s/ Troy E. Wilson, Ph.D., J.D.	President, Chief Executive Officer and Chairman of the Board of Directors	February 28, 2025
Troy E. Wilson, Ph.D., J.D.	(Principal Executive and Financial Officer)

/s/ Thomas Doyle	Senior Vice President, Finance & Accounting	February 28, 2025
Thomas Doyle	(Principal Accounting Officer)

/s/ Helen Collins, M.D.	Director	February 28, 2025
Helen Collins, M.D.

/s/ Faheem Hasnain	Director	February 28, 2025
Faheem Hasnain

/s/ Thomas Malley	Director	February 28, 2025
Thomas Malley

/s/ Diane Parks	Director	February 28, 2025
Diane Parks

/s/ Carol Schafer	Director	February 28, 2025
Carol Schafer

/s/ Mary Szela	Director	February 28, 2025
Mary Szela

/s/ Michael Vasconcelles, M.D.	Director	February 28, 2025
Michael Vasconcelles, M.D.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kura Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kura Oncology, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Clinical Trial Research and Development Expenses and Accruals

Description of the Matter

During 2024, the Company incurred $170.0 million for research and development expenses and as of December 31, 2024, the Company accrued $14.3 million for clinical trial research and development expenses. As described in Note 2 of the financial statements, the Company records accruals for estimated costs of research and development activities that include contract services for clinical trials. Clinical trial activities are accrued and expensed based on estimates of the period in which services and efforts are expended by contract research organizations (“CROs”) and other third parties. Estimates are determined by reviewing cost information provided by CROs and other third-party vendors, contractual arrangements with CROs and the scope of work to be performed.

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

Accounting for the Kyowa Kirin collaboration and license agreement

Description of the Matter

The Company’s collaboration revenues are derived from a collaboration and license agreement with Kyowa Kirin Co., Ltd (“the Collaboration and License Agreement”), which primarily includes licensing intellectual property and providing research and development and other commercialization services. The Company recognized revenue of $53.9 million for the year ended December 31, 2024 and a related contract liability of $278.2 million as of December 31, 2024 related to this agreement. As discussed in Note 2 of the financial statements, the total consideration related to the Collaboration and License Agreement may include many elements such as non-refundable fees at the inception of the arrangement, cost reimbursements, milestone payments and royalties. In some circumstances, management is required to use judgment to determine whether analogies to the revenue accounting literature are appropriate for elements of collaboration arrangements. The Company also develops estimates of the stand-alone selling price for each distinct performance obligation, which involve assumptions that may require significant judgment.

Auditing the Company’s revenue recognition for the Collaboration and License Agreement was complex and required the Company to apply significant judgment, including in the assessment of appropriate authoritative guidance, determination of performance obligations, and the estimation of the standalone selling price of each distinct performance obligation. The estimates of the standalone selling price for the performance obligations relating to the license, development and commercialization services reflect management’s assumptions, which included forecasted revenues and expenses, expected development timelines, discount rates and probabilities of technical, regulatory and commercial success.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s process for the accounting of the Collaboration and License Agreement. For example, we tested management’s controls over the determination of appropriate authoritative guidance related to the identification of each unit of account and the determination of standalone selling price of each distinct performance obligation.

To test the accounting for revenue from the Collaboration and License Agreement, our audit procedures included, among others, obtaining and reading the Collaboration and License Agreement and evaluating management's identification of significant terms for completeness, including identification of each unit of account, and evaluating the appropriateness of management’s application of authoritative guidance. To test the estimates of standalone selling price for each distinct performance obligation, our audit procedures included, among others, evaluating management’s estimate of the standalone selling price of each distinct performance obligation. For example, we evaluated forecasted revenues and expenses, expected development timelines and probabilities of technical, regulatory and commercial success by analyzing and comparing the significant assumptions to relevant industry data, comparable companies and the Company’s communication with its collaboration partner. We also involved our valuation professionals to assist in the assessment of the methodologies and discount rates used for each distinct performance obligation. We performed a sensitivity analysis to evaluate the impact that changes in the significant assumptions would have on the estimated standalone selling prices, the allocation of the transaction price, and to revenue recognized during the period. We also tested the completeness and accuracy of the underlying data used in the valuation of the standalone selling prices including the forecasted revenues and expenses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Diego, California

February 28, 2025

KURA ONCOLOGY, INC.

BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$224,462	$37,318
Short-term investments	502,933	386,639
Prepaid expenses and other current assets	17,434	8,524
Total current assets	744,829	432,481
Property and equipment, net	1,682	1,859
Operating lease right-of-use assets	5,803	6,993
Other long-term assets	7,845	7,602
Total assets	$760,159	$448,935

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$49,953	$33,757
Current operating lease liabilities	1,881	1,506
Current portion of long-term debt	2,607	—
Current portion of contract liabilities	24,271	—
Total current liabilities	78,712	35,263
Long-term debt, net of current portion	6,916	9,332
Long-term operating lease liabilities	5,190	6,362
Other long-term liabilities	1,795	705
Long-term contract liabilities	253,906	—
Total liabilities	346,519	51,662
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 78,229 and 74,350 shares issued and outstanding as of December 31, 2024 and 2023, respectively	8	7
Additional paid-in capital	1,308,290	1,119,976
Accumulated other comprehensive income (loss)	764	(1,271)
Accumulated deficit	(895,422)	(721,439)
Total stockholders’ equity	413,640	397,273
Total liabilities and stockholders’ equity	$760,159	$448,935

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Revenue
Collaboration revenue	$53,883	$—	$—
Total revenue	53,883	—	—
Operating Expenses
Research and development	169,967	115,235	92,812
General and administrative	77,111	50,569	47,053
Total operating expenses	247,078	165,804	139,865
Loss from operations	(193,195)	(165,804)	(139,865)
Other Income (Expense)
Interest and other income, net	22,849	14,722	4,254
Interest expense	(1,619)	(1,549)	(229)
Total other income, net	21,230	13,173	4,025
Loss before income taxes	(171,965)	(152,631)	(135,840)
Income tax expense	2,018	—	—
Net Loss	$(173,983)	$(152,631)	$(135,840)

Net loss per share, basic and diluted	$(2.02)	$(2.08)	$(2.03)
Weighted average number of shares used in computing net loss per share, basic and diluted	86,161	73,229	66,990

Comprehensive Loss
Net loss	$(173,983)	$(152,631)	$(135,840)
Other comprehensive income (loss)
Unrealized gain (loss) on short-term investments	2,035	6,761	(6,243)
Comprehensive loss	$(171,948)	$(145,870)	$(142,083)

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2021	66,572	$7	$941,359	$(1,789)	$(432,968)	$506,609
Issuance of common stock, net of offering costs	1,370	—	24,721	—	—	24,721
Share-based compensation expense	—	—	26,318	—	—	26,318
Issuance of common stock under equity plans	372	—	4,419	—	—	4,419
Issuance of warrants in connection with debt facility	—	—	294	—	—	294
Other comprehensive loss	—	—	—	(6,243)	—	(6,243)
Net loss	—	—	—	—	(135,840)	(135,840)
Balance as of December 31, 2022	68,314	7	997,111	(8,032)	(568,808)	420,278
Issuance of common stock, net of offering costs	5,661	—	60,919	—	—	60,919
Issuance of pre-funded warrants to purchase common stock, net of offering costs	—	—	32,658	—	—	32,658
Share-based compensation expense	—	—	28,082	—	—	28,082
Issuance of common stock under equity plans	375	—	1,206	—	—	1,206
Other comprehensive income	—	—	—	6,761	—	6,761
Net loss	—	—	—	—	(152,631)	(152,631)
Balance as of December 31, 2023	74,350	7	1,119,976	(1,271)	(721,439)	397,273
Issuance of common stock, net of offering costs	1,377	—	23,087	—	—	23,087
Issuance of pre-funded warrants to purchase common stock, net of offering costs	—	—	122,726	—	—	122,726
Share-based compensation expense	—	—	33,897	—	—	33,897
Exercise of pre-funded warrants	1,420	1	—			1
Issuance of common stock under equity plans	1,082	—	8,604	—	—	8,604
Other comprehensive income	—	—	—	2,035	—	2,035
Net loss	—	—	—	—	(173,983)	(173,983)
Balance as of December 31, 2024	78,229	$8	$1,308,290	$764	$(895,422)	$413,640

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Operating Activities
Net loss	$(173,983)	$(152,631)	$(135,840)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	33,897	28,082	26,318
Amortization of premium and accretion of discounts on short-term investments, net	(13,141)	(9,420)	1,610
Depreciation expense	848	849	759
Non-cash interest expense	523	477	73
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,910)	(1,960)	(2,935)
Contract liabilities	278,178	—	—
Accounts payable and accrued expenses	15,200	10,327	(802)
Operating lease right-of-use and other long-term assets	947	(685)	571
Other long-term liabilities	758	137	184
Net cash provided by (used in) operating activities	134,317	(124,824)	(110,062)

Investing Activities
Purchases of short-term investments	(659,048)	(409,824)	(270,655)
Maturities of short-term investments	557,930	425,549	303,908
Purchases of property and equipment	(472)	(168)	(626)
Net cash provided by (used in) investing activities	(101,590)	15,557	32,627

Financing Activities
Proceeds from issuances of common stock and pre-funded warrants, net of offering costs	145,813	93,577	24,721
Proceeds from issuance of stock under equity plans	8,604	1,206	4,419
Proceeds from long-term debt	—	—	10,000
Payment of fees related to issuance of long-term debt	—	—	(575)
Net cash provided by financing activities	154,417	94,783	38,565
Net increase (decrease) in cash and cash equivalents	187,144	(14,484)	(38,870)
Cash and cash equivalents at beginning of period	37,318	51,802	90,672
Cash and cash equivalents at end of period	$224,462	$37,318	$51,802
Supplemental disclosure of cash flow information
Interest paid	$1,096	$1,064	$73
Supplemental non-cash disclosures
Warrants issued in connection with debt facility	$—	$—	$294

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

Notes to Financial Statements

1. Description of Business

Kura Oncology, Inc. is a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates that target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes and, in general, we intend to pair our product candidates with molecular or cellular diagnostics to identify those patients most likely to respond to treatment. We are conducting clinical trials of three product candidates: ziftomenib, KO-2806 and tipifarnib. We also have additional programs that are at a discovery stage. We plan to advance our product candidates through a combination of internal development and strategic partnerships while maintaining significant development and commercial rights.

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

Short-Term Investments

Short-term investments are marketable securities with maturities greater than three months from date of purchase that are specifically identified to fund current operations. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. The cost of short-term investments is adjusted for amortization of premiums or accretion of discounts to maturity, and such amortization or accretion is included in interest income. Dividend and interest income is included in interest and other income, net on the statements of operations and comprehensive loss when earned. Short-term investments are classified as available-for-sale securities and carried at fair value with unrealized gains and non-credit related losses recorded in other comprehensive income (loss) and included as a separate component of stockholders’ equity. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis and included in interest and other income, net on the statements of operations and comprehensive loss.

Allowance for Credit Losses

For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest and other income, net on the statements of operations and comprehensive loss through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive income (loss) on the statements of operations and comprehensive loss.

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

Employee Retention Credit

Under the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, we were eligible to claim the employee retention credit, which is a refundable tax credit against certain employment taxes. For the year ended December 31, 2023, we recognized $2.8 million of employee retention credits related to wages paid to our employees from July 2020 through September 2021 within operating expenses as a reduction to personnel costs in the statements of operations and comprehensive loss. We filed for the credit with the Internal Revenue Service in the first quarter of 2023. As of December 31, 2024, an employee retention credit receivable of $2.8 million was included within prepaid expenses and other current assets on the balance sheets.

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. For the years ended December 31, 2024, 2023 and 2022, there were no impairments of the value of long-lived assets.

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

Collaboration Arrangements

We assess whether our licensing and other agreements are collaborative arrangements within the scope of Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or Topic 808, based on whether they involve joint operating activities wherein both parties actively participate in the arrangement and are exposed to significant risks and rewards of the arrangement. For arrangements that we determine are collaborations under the Scope of Topic 808, we identify each unit of account by determining which promised goods or services are distinct in accordance with ASC Topic 606, Revenue from Contracts with Customers, or Topic 606, and then determine whether a customer relationship exists for that unit of account. If we determine a unit of account within the collaborative arrangement to be with a customer, we apply our revenue recognition accounting policy as further described below. For units of account within the collaborative arrangement under Topic 808 that are not with a customer in its entirety and are not within the scope of other relevant accounting topics, we apply recognition and measurement principles based on an analogy to authoritative accounting literature or, if there is no appropriate analogy, a reasonable, rational and consistently applied accounting policy election. See Note 8, Kyowa Kirin Collaboration and License Agreement, for more details.

Revenue from Collaborations and Licenses

We recognize revenue when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

For enforceable contracts with our customers, we evaluate the promises in the contract that are based on goods and services that will be transferred to the customer and determine whether those promises are both (i) capable of being distinct and (ii) distinct in the context of the contract. Arrangements that include rights to additional goods or services that are exercisable at the customer’s discretion are generally considered customer options. We assess if these customer options provide a material right to the customer and, if so, these customer options are considered performance obligations.

The transaction price may comprise of payments received under our commercial arrangements, such as licensing technology rights, and may include non-refundable fees at the inception of the arrangements, cost reimbursements, milestone payments for specific achievements designated in the agreements, and royalties on the sale of products. Profit-sharing payments to our customers are generally not for a distinct good or service and, as such, are included as a reduction of the transaction price. At the inception of arrangements that include variable consideration, we use judgment to estimate the amount of variable consideration to include in the transaction price generally using the most likely amount method. If it is probable that a significant revenue reversal will not occur, the estimated amount is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not included in the transaction price until those approvals are received. At the end of each reporting period, we re-evaluate estimated variable consideration included in the transaction price and any related constraint and, as necessary, we adjust our estimate of the overall transaction price. Any adjustments are recorded on a cumulative catch-up basis, which affects revenues and earnings in the period of adjustment.

We develop estimates of the stand-alone selling price for each distinct performance obligation, which involve assumptions that may require significant judgment. Our estimates of the stand-alone selling price for license-related performance obligations may include forecasted revenues and expenses, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical, regulatory and commercial success. Our estimates of the stand-alone selling price for research and development or other service-related performance obligations generally include forecasting the expected costs of satisfying a performance obligation at market rates. We allocate the transaction price, including any unconstrained variable consideration, to the performance obligations within the arrangement based on the relative stand-alone selling prices. When the variable consideration relates specifically to our efforts to satisfy one or more, but not all, performance obligations and allocating the consideration specifically to those performance obligations is consistent with the overall allocation objectives within Topic 606, we allocate the consideration entirely to those performance obligations.

We use judgment to assess the nature of the performance obligation to determine whether the performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue related to the performance obligation. If the performance obligation is satisfied over time, we evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

The selection of the method to measure progress towards completion of over-time performance obligations is based on the nature of the products or services to be provided. Our over-time performance obligations generally involve research and development or other services provided to the customer, and we generally use a cost-to-cost measure of progress because it best depicts the transfer of control to the customer. Under a cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date compared to the total estimated costs at completion of the performance obligation (an “input method” under Topic 606). We use judgment to estimate the total cost expected to complete the research and development or other service-related performance obligations, which include subcontractors’ costs, labor, materials, other direct costs and an allocation of indirect costs. We evaluate these cost estimates and the progress each reporting period and, as necessary, we adjust the measure of progress and related revenue recognition.

For arrangements that include sales-based or usage-based royalties, we recognize revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied or partially satisfied. For arrangements that include cost-share reimbursements or obligations to share profits, we will recognize such payments when control of the related goods or services are transferred to the customer.

Consideration received or invoices issued as stipulated in contracts prior to revenue recognition are recorded as contract liabilities in the accompanying balance sheets, classified as either current or long-term contract liabilities based on our best estimate of when such amounts will be recognized. Amounts recognized as revenue, but not yet invoiced are generally recognized as contract assets in other current assets in the accompanying balance sheets.

Research and Development Expenses

Research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred when these expenditures have no alternative future uses. We are obligated to make upfront payments upon execution of certain research and development agreements. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred. Such amounts are recognized as expense as the related goods are delivered or the related services are performed or such time when we do not expect the goods to be delivered or services to be performed. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise, and therefore have no separate economic value, are expensed as research and development costs at the time such costs are incurred. As of December 31, 2024, we had no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity during the period from transactions and other events and non-owner sources. For the periods presented, accumulated other comprehensive income (loss) consisted of unrealized gains and losses on short-term investments.

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, which includes the shares related to outstanding pre-funded warrants, but excludes other potential common stock equivalents. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little additional consideration, and are fully vested and exercisable. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period. As we have reported net loss for the years ended December 31, 2024, 2023 and 2022, dilutive net loss per common share is the same as basic net loss per common share for those periods. Common stock equivalents outstanding are comprised of stock options, restricted stock units, performance-based restricted stock units, warrants and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Common stock equivalents outstanding as of December 31, 2024, 2023 and 2022 totaling approximately 15,430,000, 12,642,000 and 9,266,000, respectively, were excluded from the computation of dilutive weighted-average shares outstanding because their effect would be anti-dilutive.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. We operate in a single industry segment which is the discovery and development of precision medicines for the treatment of cancer. Troy E. Wilson, Ph.D., J.D., our president and chief executive officer, who serves as the Chief Operating Decision-Maker, or CODM, reviews the operating results on an aggregate basis and manages the operations as a single operating segment in the U.S.

Recent Accounting Pronouncements

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board, or FASB, issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which improves segment disclosure requirements, primarily through enhanced disclosure requirements for significant segment expenses. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. We adopted the guidance for the fiscal year ended December 31, 2024. There was no impact on our reportable segments identified and additional required disclosures have been included in Note 15, Segment Reporting.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09 – Improvements to Income Tax Disclosures (Topic 740), which improves the transparency of income tax disclosures by requiring disaggregated information about our effective tax rate reconciliation as well as information on income taxes paid. For each annual period, we will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold

(if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. We plan to adopt the standard on December 31, 2025, and are currently evaluating the effect of the standard on our financial statements.

3. Investments

We invest in available-for-sale securities consisting of U.S. Treasury securities, money market funds, corporate debt securities, non-U.S. government debt securities and U.S. Agency bonds. Available-for-sale securities are classified as either cash and cash equivalents or short-term investments on the balance sheets.

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		December 31, 2024
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	1 or less	$200,024	$—	$—	$200,024

Short-term investments
U.S. Treasury securities	3 or less	497,172	766	—	497,938
U.S. Agency bonds	3 or less	4,997	—	(2)	4,995
Total short-term investments		502,169	766	(2)	502,933
Total		$702,193	$766	$(2)	$702,957

		December 31, 2023
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	1 or less	$13,590	$—	$—	$13,590

Short-term investments
U.S. Treasury securities	2 or less	300,388	395	(569)	300,214
Corporate debt securities	2 or less	64,591	4	(825)	63,770
Non-U.S. government debt securities	1 or less	15,000	—	(273)	14,727
U.S. Agency bonds	1 or less	7,931	—	(3)	7,928
Total short-term investments		387,910	399	(1,670)	386,639
Total		$401,500	$399	$(1,670)	$400,229

Short-term investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of December 31, 2024 and 2023, short-term investments of $393.1 million and $336.6 million, respectively, had maturities less than one year, short-term investments of $97.3 million and $50.0 million, respectively, had maturities between one to two years, and short-term investments of $12.5 million and zero, respectively, had maturities between two to three years. Realized gains and losses were de minimis for the years ended December 31, 2024, 2023 and 2022.

As of December 31, 2024 and 2023, two available-for-sale securities with a fair market value of $10.0 million and 16 available-for-sale securities with a fair market value of $155.2 million, respectively, were in gross unrealized loss positions, none and $105.0 million of which were in a continuous unrealized loss position for greater than 12 months, respectively. We do not intend to sell these available-for-sale securities, and it is not more likely than not that we will be required to sell these securities prior to recovery of their amortized cost basis. We have no allowance for credit losses as of December 31, 2024 and 2023. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss).

Accrued interest receivable on available-for-sale securities were $3.3 million and $1.1 million as of December 31, 2024 and 2023, respectively, which were included in prepaid expenses and other current assets on the balance sheets. We have not written off any accrued interest receivables for the years ended December 31, 2024, 2023 and 2022.

4. Fair Value Measurements

As of December 31, 2024 and 2023, we had cash equivalents and short-term investments measured at fair value on a recurring basis.

Available-for-sale securities consist of money market funds and U.S. Treasury securities, which are measured at fair value using Level 1 inputs, and corporate debt securities, non-U.S. government debt securities, and U.S. Agency bonds which are measured at fair value using Level 2 inputs. We determine the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. We validate the fair values of Level 2 financial instruments by comparing these fair values to a third-party pricing source. We did not reclassify any investments between levels in the fair value hierarchy during the periods presented.

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$200,024	$200,024	$—	$—

Short-term investments
U.S. Treasury securities	497,938	497,938	—	—
U.S. Agency bonds	4,995	—	4,995	—
Total short-term investments	502,933	497,938	4,995	—
Total	$702,957	$697,962	$4,995	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$13,590	$13,590	$—	$—

Short-term investments
U.S. Treasury securities	300,214	300,214	—	—
Corporate debt securities	63,770	—	63,770	—
Non-U.S. government debt securities	14,727	—	14,727	—
U.S. Agency bonds	7,928	—	7,928	—
Total short-term investments	386,639	300,214	86,425	—
Total	$400,229	$313,804	$86,425	$—

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

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	December 31,
	2024	2023
Laboratory and computer equipment	$2,004	$1,657
Leasehold improvements	1,743	1,543
Furniture and fixtures	1,210	1,111
Property and equipment, gross	4,957	4,311
Less: accumulated depreciation	(3,275)	(2,452)
Property and equipment, net	$1,682	$1,859

Depreciation expense was $0.8 million for each of the years ended December 31, 2024, 2023 and 2022.

Accounts payable and accrued expenses consisted of the following, in thousands:

	December 31,
	2024	2023
Accounts payable	$1,469	$2,300
Accrued clinical trial research and development expenses	14,267	7,737
Accrued other research and development expenses	11,938	9,265
Accrued compensation and benefits	17,508	13,153
Other accrued expenses	2,710	1,302
Income taxes payable	2,061	—
Total accounts payable and accrued expenses	$49,953	$33,757

6. Long-Term Debt

On November 2, 2022, we entered into a loan and security agreement, or Loan Agreement, with several banks and other financial institutions or entities party thereto, or collectively Lenders, and Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, or in such capacity, Agent, providing for up to $125.0 million in a series of term loans, or Term Loans. Under the terms of the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million tranche of term loans, or the Tranche 1 Loan. On September 15, 2023, the draw period for the remaining $15.0 million of the Tranche 1 Loan expired without us drawing down the additional loan. In March 2024, the draw period for the $35.0 million second tranche of Term Loans expired without us drawing down such additional loan and in December 2024, the draw period for the (i) $40.0 million third tranche of Term Loans and (ii) $25.0 million fourth tranche of Term Loans each expired without us drawing down such additional loans. No further Term Loans may be drawn under the Loan Agreement. All of the Term Loans have a maturity date of November 2, 2027, or the Maturity Date. Repayment of the Term Loans is interest only through (a) May 1, 2025, with the satisfaction of the Interest Only Milestone 1 Conditions (as defined in the Loan Agreement), (b) if we satisfy the Interest Only Milestone 2 Conditions (as defined in the Loan Agreement), November 1, 2025, and (c) if we satisfy the Approval Milestone (as defined in the Loan Agreement), November 1, 2026. After the interest-only payment period, borrowings under the Loan Agreement are repayable in monthly payments of principal and accrued interest until the Maturity Date. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%. As of December 31, 2024, the interest rate on the Term Loans was 9.90%.

At our option, we may prepay all or any portion of the outstanding Term Loans at any time. Prepayments made on or prior to the third anniversary of the date of the Loan Agreement will be subject to a prepayment fee equal to 1.50% of the principal amount being prepaid. In addition, we paid a facility charge of approximately $0.1 million upon closing and an additional approximately $0.2 million of facility charges in November 2023 due to the availability of the second tranche of Term Loans. The Loan Agreement also provides for an end of term fee in an amount equal to the greater of approximately (i) $1.5 million (which is 6.05% of the maximum amount of the first tranche of loans) or (ii) 6.05% of the aggregate principal amount of loan advances actually made under the Loan Agreement, which fee is due and payable on the earliest to occur of (i) the Maturity Date, (ii) the date we prepay the outstanding loans in full, and (iii) the date that the secured obligations become due and payable. Our obligations under the Loan Agreement are secured by substantially all of our assets other than our intellectual property, but including proceeds from the sale, licensing or other disposition of our intellectual property. As part of the Loan Agreement, we are subject to certain negative covenants, which, among other things, prohibit us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property, subject to limited exceptions.

The Loan Agreement also contains a minimum cash covenant, which commenced on June 1, 2024, requiring us to hold cash in the United States and subject to a first-priority perfected security interest in favor of the Lenders in an amount greater than or equal to (x) 55.0% of the outstanding loan obligations if we have not received FDA approval for ziftomenib, or (y) 35.0% of the outstanding loan obligations if we have received FDA approval for ziftomenib, provided that neither (x) nor (y) will apply at any time our market capitalization is equal to or greater than $1,250.0 million. Additionally, the Loan Agreement contains minimum cash requirements in the event of (i) any Corporate Collaborations (as defined in the Loan Agreement) or (ii) any cash payment in respect of permitted convertible debt subject to the satisfaction of the Redemption Conditions (as defined in the Loan Agreement).

In addition, the Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. The Loan Agreement also contains events of default that are customary for financings of this type relating to, among other things, payment defaults, breach of covenants, material adverse effects, breach of representations and warranties, cross-default to material indebtedness, bankruptcy-related defaults, judgment defaults, breach of the financial covenants described above, and the occurrence of certain change of control events. Following an event of default and any applicable cure period, a default interest rate equal to the then-applicable interest rate plus 5.0% may be applied to the outstanding principal balance, and the Lenders will have the right upon notice to terminate any undrawn commitments and may accelerate all amounts outstanding under the Loan Agreement, in addition to other remedies available to them as our secured creditors. We were in compliance with all covenants of the Loan Agreement as of December 31, 2024.

In addition, in connection with the entry into the Loan Agreement, we issued warrants to certain of the Lenders, or collectively, the Warrants, to purchase up to 26,078 shares of our common stock at an exercise price of $14.38 per share, or the Warrant Shares. The Warrants may be exercised through the earlier of (i) the seventh anniversary of November 2, 2022 and (ii) the consummation of certain acquisition transactions involving us, as set forth in the Warrants. The number of Warrant Shares for which the Warrants are exercisable and the associated exercise price are subject to certain customary proportional adjustments for fundamental events, including stock splits and reverse stock splits, as set forth in the Warrants. The initial tranche 1 borrowing of $10.0 million and the warrants issued upon closing to purchase 26,078 shares of our common stock are accounted for as freestanding debt and equity financial instruments, respectively, as they are legally detachable and separately exercisable. In connection with the Loan Agreement, we recognized the initial 26,078 issued warrants at their relative fair value of approximately $0.3 million, and we incurred debt issuance costs of $0.6 million, which were recorded as debt discounts. The fair value of the warrants, debt issuance costs and end of term fee are being amortized and accreted into interest expense using the effective interest rate method over the term of the loan. As of December 31, 2024, none of the Warrants had been exercised.

The following table summarizes maturities of principal obligation payments under the term loan facility as of December 31, 2024, in thousands:

Years Ending December 31,
2025	$2,332
2026	3,805
2027	3,863
Total principal outstanding	10,000
Less: unamortized discounts	(477)
Long-term debt, net	$9,523

7. License Agreements

The University of Michigan License Agreement

In December 2014, we entered into a license agreement with the Regents of the University of Michigan, or the University of Michigan, which was amended in March 2015, July 2015, September 2016, February 2017, May 2017 and August 2017, under which we received certain license rights for a non-refundable upfront license, annual maintenance fees and payments upon achievement of certain development and sales-based milestones. The licensed asset consists of several compounds, including our development candidate ziftomenib. As between us and the University of Michigan, all future development, regulatory and commercial work on the asset will be completed fully and at our sole expense. The University of Michigan retains the right to use the asset for non-commercial research, internal and/or educational purposes, with the right to grant the same limited rights to other non-profit research institutions.

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

Payments under License Agreements

Collectively, our license agreements provide for specified development, regulatory and sales-based milestone payments up to a total of $80.2 million payable upon occurrence of each stated event, of which $0.5 million relates to the initiation of certain development activities, $28.9 million relates to the achievement of specified regulatory approvals for the first indication and up to $50.8 million relates to the achievement of specified levels of product sales. Additional payments will be due for each subsequent indication if specified regulatory approvals are achieved. For the year ended December 31, 2024, we incurred sublicense fees of $4.8 million. As of December 31, 2024, we have paid milestone payments totaling $0.3 million and incurred sublicense fees totaling $4.8 million. Furthermore, if all the programs are successfully commercialized, we will be required to pay tiered royalties on annual net product sales ranging from the low single digits to the low teens, depending on the volume of sales and the respective agreement.

8. Kyowa Kirin Collaboration and License Agreement

On November 20, 2024, we and Kyowa Kirin Co., Ltd. and Kyowa Kirin, Inc., or together Kyowa Kirin, entered into a Collaboration and License Agreement, or the Kyowa Agreement, to develop and commercialize globally our product candidate, ziftomenib, a potent, selective oral menin inhibitor, for the treatment, diagnosis and prevention of patients with acute myeloid leukemia, or AML, and other hematologic malignancies, and if Kyowa Kirin exercises the Field Expansion Option (as defined below), the treatment, diagnosis and prevention of all cancers, or collectively the Field.

We will lead all development, manufacturing, and regulatory activities and commercial strategy development for ziftomenib in the United States based on a development plan and budget mutually agreed upon with Kyowa Kirin and under the oversight of a joint steering committee and applicable subcommittees. In accordance with the development plan, we plan to conduct multiple phase 2 and phase 3 clinical trials of ziftomenib, as a monotherapy and in combination with other therapies, in AML and other hematologic malignancies over the next several years. The activities required by the development plan will be allocated to and conducted by both us and Kyowa Kirin. We will fund the specified development activities set forth in the initial development plan that are planned to be conducted prior to the end of 2028, and we will share with Kyowa Kirin equally (50/50) all development costs for all other development activities in the United States that are to be included in the development plan, including clinical trials and post-marketing commitments that are reasonably necessary for obtaining or maintaining regulatory approval of ziftomenib in the United States, or Development Services. In addition, we will conduct certain specified development and manufacturing activities outside the scope of the development plan at our sole cost and expense. Following regulatory approval, we will commercialize and record sales of ziftomenib in the United States, and Kyowa Kirin will have the right and responsibility to co-promote ziftomenib for up to a certain percentage of the details in the United States. In collaboration with Kyowa Kirin, we will perform commercialization activities, or Commercialization Services, in accordance with a co-created U.S. territory commercialization plan and budget. The parties will share equally all costs and expenses for, and profits or losses from, the commercialization of ziftomenib in the United States.

Kyowa Kirin will lead development, regulatory activities and commercialization for ziftomenib outside of the United States and will be solely responsible for the conduct and funding of such activities that are specific to the exploitation of ziftomenib outside of the United States. Following regulatory approval, Kyowa Kirin will be solely responsible for the conduct and funding of commercialization of ziftomenib outside of the United States (including recording sales). Kyowa Kirin is required to use commercially reasonable efforts to conduct the development of ziftomenib outside the United States in accordance with an ex-U.S. territory development plan, to achieve the development milestone events outside the United States that entitle us to receive corresponding development milestone payments, and to commercialize ziftomenib in each country outside of the United States where it has received regulatory approval. Development and commercialization activities outside of the United States will also be under the oversight of the joint steering committee and applicable subcommittees.

We will be responsible for the global manufacture and supply of ziftomenib necessary for the development and commercialization activities described above, pursuant to the terms of a supply agreement to be negotiated by the parties. Kyowa Kirin has the right to request that we conduct a manufacturing technology transfer and to take over the responsibility of commercial supply of ziftomenib outside the United States.

We granted Kyowa Kirin an exclusive license to enable or allow Kyowa Kirin to develop, manufacture, and commercialize ziftomenib within the Field outside of the United States, or the License. We also granted Kyowa Kirin rights to fulfill their responsibilities related to the Development Services and Commercialization Services as part of the joint development and commercialization of ziftomenib in the United States. In addition, Kyowa Kirin has an option to expand the licensed Field to include the development and commercialization of ziftomenib, or Field Expansion Option, which option can be exercised within a specified time period after receipt of clinical data from the planned proof-of-concept study evaluating ziftomenib and imatinib in patients with advanced gastrointestinal stromal tumors, or GIST, who are not successfully treated with imatinib. After Kyowa Kirin’s exercise of the Field Expansion Option, the Field would include the treatment, diagnosis and prevention of all cancers, including GIST and other solid tumors.

In exchange for the License and Kyowa Kirin’s rights to participate in the development and commercialization activities described above, we received an upfront payment of $330.0 million. We are eligible to receive, if Kyowa Kirin exercises the Field Expansion Option, up to an aggregate of $1.161 billion in development, regulatory, commercial milestone and additional upfront payments for the existing Field and the expanded Field, totaling up to $1.491 billion in upfront and milestone payments in the aggregate. We are also eligible to receive tiered double-digit royalties on sales of ziftomenib outside of the United States on a country-by-country basis until the latest of expiration of the last-to-expire valid claim of our patent rights licensed to Kyowa Kirin in such country, expiration of the last-to-expire regulatory exclusivity in such country and ten years after first commercial sale in such country, or the Royalty Term.

The Kyowa Agreement will remain in effect in the United States until the latest of expiration of all valid claims of our patent rights licensed to Kyowa Kirin, expiration of the last-to-expire regulatory exclusivity or ten years after first commercial sale. The Kyowa Agreement will remain in effect outside the United States until the expiration of the last-to-expire Royalty Term. Either party may terminate the Kyowa Agreement for uncured material breach by or insolvency of the other party. Kyowa Kirin may terminate the Agreement for convenience upon twelve months’ prior written notice. In addition, Kyowa Kirin has the right to terminate the Kyowa Agreement with a shorter specified notice period upon the occurrence of a material adverse regulatory event or certain other specified events. We may terminate the Kyowa Agreement if Kyowa Kirin or any of its affiliates or sublicensees challenges the validity or enforceability of any of the patent rights licensed to Kyowa Kirin by us.

Based on our analysis of the key terms and activities required by the Kyowa Agreement summarized above and given the involvement by both parties, we assessed the criteria under Topic 808 and concluded that both parties participate in a joint operating activity, are active participants, and are exposed to significant risks and rewards dependent on the commercial success of the activities. Therefore, the Kyowa Agreement was determined to be within the scope of Topic 808.

We evaluated each of the required promised goods and services and determined the Kyowa Agreement contains multiple units of account comprised of the License, Development Services related to monotherapy and in combination with other therapies, and Commercialization Services. The License is a unit of account under the scope of Topic 606 as it is reflective of a typical vendor-customer relationship, while the Development Services and Commercialization Services are under the scope of Topic 808 due to the joint participation in the services being performed and these services not being reflective of a typical vendor-customer relationship. However, we determined that Topic 606 was the most appropriate accounting model to apply by analogy to the recognition and measurement of these units of account.

We determined the upfront fixed payment amount of $330.0 million should be included in the transaction price. All variable consideration related to milestones has been fully constrained due to development, regulatory, or other factors that caused us to determine that it was not probable that a significant reversal of revenue would not occur at the contract inception date and as of December 31, 2024. We will recognize any royalties or sales-based milestones related to the License granted to Kyowa Kirin when the associated sales occur, and relevant sales-based thresholds are met. As of December 31, 2024, no royalties or sales-based milestones have been recognized.

We allocated the transaction price comprised of the upfront fixed payment to each unit of account based on their relative stand-alone selling price. Variable consideration that relates specifically to our efforts to satisfy specific performance obligations, such as certain milestones, is allocated entirely to those performance obligations. Other components of variable consideration that do not relate specifically to our efforts to satisfy specific performance obligations are allocated based on the relative stand-alone selling price. We are entitled to cost-sharing reimbursements from Kyowa Kirin for certain development and commercialization activities we perform and determined that such reimbursements are specifically related to our efforts to satisfy the respective performance obligations while satisfying the overall allocation objective required by Topic 606.

We recognized revenue allocated to the License at a point in time and upon transfer in November 2024, resulting in $49.8 million of revenue for the year ended December 31, 2024.

The consideration allocated to the Development Services for monotherapy and in combination with other therapies was $12.6 million and $90.2 million, respectively, and to Commercialization Services was $177.4 million. The allocated consideration is being recognized over time using a cost-to-cost measure of progress. We estimated the total cost expected to perform the required activities and measured the progress towards completion of each of these obligations at the reporting period. For the year ended December 31, 2024, we recognized $0.8 million of revenue from Development Services for monotherapy, $0.5 million of revenue from Development Services in combination with other therapies, and $0.7 million of revenue from Commercialization Services. For the year ended December 31, 2024, we also recognized $2.1 million of revenue from cost-share reimbursements owed to us by Kyowa Kirin, and the related receivable was included in prepaid expenses and other current assets on the balance sheet as of December 31, 2024.

As of December 31, 2024, the contract liability amount of $278.2 million represents the aggregate transaction price allocated to performance obligations that are unsatisfied under the Kyowa Agreement, $24.3 million was classified as current contract liabilities, which represents the portion of the Development Services and Commercialization Services expected to be provided over the next year, and the remaining contract liability balance of $253.9 million was classified as long-term contract liabilities.

9. Commitments and Contingencies

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

In August 2023, we entered into an amendment to the lease agreement for office space in Boston, Massachusetts, or the Amendment, pursuant to which the term of the lease was extended by seven years, or the Extended Term, such that the lease will now expire in July 2031. The minimum rent payable during the Extended Term was approximately $0.1 million per month for the first year, which amount increases by 2% per year over the Extended Term. The Amendment provided (i) a rent credit in the amount of approximately $0.5 million which was applied as a credit against the rent payments due for the months of August 2023 through July 2024, inclusive, and (ii) a tenant improvement allowance in an amount not to exceed approximately $0.8 million, in each case subject to certain conditions. We elected to apply the tenant improvement allowance as a credit against the rent payments due for the months of August 2024 through March 2025, inclusive. Prior to the Amendment, we were required to maintain a standby letter of credit of approximately $0.2 million during the term of the lease. Under the terms of the Amendment, we are required to maintain a cash deposit of approximately $0.2 million during the term of the lease which was included within other long-term assets in the balance sheets.

Maturities of our lease liabilities as of December 31, 2024 are as follows, in thousands:

Years Ending December 31,
2025	$1,964
2026	1,344
2027	1,371
2028	1,398
2029	1,426
Thereafter	2,313
Total lease payments	9,816
Less: imputed interest	(2,745)
Total operating lease liabilities	$7,071

As of December 31, 2024 and 2023, the weighted-average discount rate was 11.4% and 10.4%, respectively, and the weighted-average remaining lease term was 5.9 years and 6.2 years, respectively.

Total cash paid for amounts included in the measurement of operating lease liabilities, net of tenant improvement reimbursements, was $1.5 million, $2.1 million and $2.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Operating lease ROU assets obtained in exchange for operating lease liabilities were $4.7 million for the year ended December 31, 2023. There were no operating lease ROU assets obtained in exchange for operating liabilities for the years ended December 31, 2024 and 2022.

Total operating lease expense and rent expense for the years ended December 31, 2024, 2023 and 2022 was approximately $1.9 million, $2.0 million and $2.0 million, respectively.

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

10. Stockholders’ Equity

In January 2024, we completed a private placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share), or the Private Placement. Net proceeds from the Private Placement, after deducting expenses, were approximately $145.8 million. The common stock and pre-funded warrants met the accounting standards guidance for equity classification, and proceeds were allocated between common stock and pre-funded warrant based on their relative fair value. As of December 31, 2024, pre-funded warrants to purchase 559,424 of such shares of common stock had been exercised and 6,759,462 remained outstanding.

In November 2023, we entered into a Sales Agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

In June 2023, we completed a public offering in which we sold an aggregate of 5,660,871 shares of common stock at a price of $11.50 per share as well as pre-funded warrants to purchase 3,034,782 shares of our common stock at a price of $11.4999 per pre-funded warrant (representing the $11.50 per share purchase price less the exercise price of $0.0001 per warrant share). Net proceeds from the public offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $93.6 million. As of December 31, 2024, pre-funded warrants to purchase 860,869 of such shares of common stock had been exercised and 2,173,913 remained outstanding. On January 16, 2025, the remaining 2,173,913 pre-funded warrants were exercised.

In November 2022, we entered into a securities purchase agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which BMS purchased an aggregate of 1,370,171 shares of our common stock at a purchase price of approximately $18.25 per share, for gross proceeds of approximately $25.0 million.

In November 2022, in connection with the Loan Agreement, we issued warrants to certain of the Lenders to purchase up to 26,078 shares of our common stock at an exercise price of $14.38 per share, which remained outstanding as of December 31, 2024.

In February 2022, we entered into a Sales Agreement with SVB Securities LLC, Credit Suisse Securities (USA) LLC and Cantor Fitzgerald & Co., or the 2022 Sales Agreement, under which we could offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We did not sell any shares of our common stock under the 2022 Sales Agreement. In November 2023, we terminated the 2022 Sales Agreement.

In connection with a loan and security agreement with Oxford Finance LLC and Silicon Valley Bank in 2016, we issued a warrant to Oxford Finance LLC to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share, which remained outstanding as of December 31, 2024.

11. Share-Based Compensation

Equity Incentive Plan

In March 2015, our board of directors adopted our Amended and Restated 2014 Equity Incentive Plan, which was most recently amended in June 2024, or 2014 Plan, to, among other things, increase the shares available for future grant by 5,500,000 shares. The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation to our employees, consultants and members of our board of directors. We issue shares of common stock upon the exercise of options and vesting of restricted stock unit awards and performance-based restricted stock unit awards with the source of those shares of common stock being newly issued shares. As of December 31, 2024, 29,827,686 shares of common stock were reserved for issuance and 5,725,119 shares of common stock were available for grant under the 2014 Plan.

Inducement Option Plan

In December 2023, our board of directors adopted the 2023 Inducement Option Plan, which was most recently amended in December 2024, or Inducement Plan, to increase the shares available for future grant by 1,900,000 shares. The terms and conditions of the Inducement Plan are substantially similar to our 2014 Plan. As of December 31, 2024, 2,500,000 shares of common stock were reserved for issuance and 1,948,600 shares of common stock were available for grant under the Inducement Plan.

Employee Stock Purchase Plan

In March 2015, our board of directors adopted the 2015 Employee Stock Purchase Plan, or ESPP. The ESPP permits eligible employees to purchase our common stock at a discount through payroll deductions during defined six-month offering periods. Eligible employees may elect to withhold up to 15% of their base earnings to purchase shares of our common stock at a price equal to 85% of the fair market value on the first day of the offering period or the purchase date, whichever is lower. As of December 31, 2024, we had issued 345,817 shares of common stock, and 558,608 shares of common stock were reserved for future issuance under the ESPP. Share-based compensation expense related to the ESPP for the years ended December 31, 2024, 2023 and 2022 was $0.5 million, $0.3 million and $0.3 million, respectively.

Stock Options, Restricted Stock Unit Awards and Performance-Based Restricted Stock Unit Awards

Stock Options

The exercise price of all stock options granted was equal to the fair market value of such stock on the date of grant. Stock options generally vest over a four-year period. The maximum contractual term for all stock options is ten years. The following is a summary of stock option activity for the year ended December 31, 2024, in thousands (except per share and years data):

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	10,297	$16.46
Granted	3,531	$17.25
Exercised	(593)	$12.91
Canceled	(332)	$19.28
Outstanding as of December 31, 2024	12,903	$16.76	6.6	$551
Vested and expected to vest as of December 31, 2024	12,903	$16.76	6.6	$551
Exercisable as of December 31, 2024	7,707	$17.55	5.6	$518

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock as of December 31, 2024 of $8.71 per share and the exercise price of stock options that had strike prices below the closing price.

The following summarizes certain information regarding stock options, in thousands (except per share data):

	Years Ended December 31,
	2024	2023	2022
Cash received from options exercised	$7,655	$534	$3,756
Intrinsic value of options exercised	$4,722	$280	$701
Weighted-average grant date fair value per share	$10.05	$6.99	$8.90

As of December 31, 2024, unrecognized estimated compensation expense related to stock options was $44.0 million, which is expected to be recognized over the weighted-average remaining requisite service period of approximately 2.5 years.

Restricted Stock Unit Awards

Restricted stock unit awards, or RSUs, are share awards that, upon vesting, will deliver to the holder shares of our common stock. The RSUs generally vest annually over four years.

The following is a summary of RSU activity for the year ended December 31, 2024, in thousands (except per share and years data):

	Number of RSUs	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Period (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	956	$14.03
Granted	703	$15.36
Released	(394)	$14.47
Canceled	(139)	$14.22
Outstanding as of December 31, 2024	1,126	$14.69	1.3	$9,811
Expected to vest as of December 31, 2024	1,126	$14.69	1.3	$9,811

As of December 31, 2024, unrecognized estimated compensation expense related to RSUs was $11.2 million, which is expected to be recognized over the weighted-average remaining requisite service period of approximately 2.5 years.

Performance-Based Restricted Stock Unit Awards

In May 2023, upon approval by our stockholders of our amended 2014 Plan, we granted an aggregate of 1,313,100 performance-based restricted stock units, or PSUs, to certain executives. The PSUs vest in six equal tranches upon the achievement of certain milestones and service conditions.

As of December 31, 2024, we determined that the vesting of the PSUs was not probable and therefore have not included them in share-based compensation expense or unrecognized estimated compensation expense.

Share-Based Compensation Expense

Total share-based compensation expense included on the statements of operations and comprehensive loss was comprised of the following, in thousands:

	Years Ended December 31,
	2024	2023	2022
Research and development	$14,620	$12,660	$10,373
General and administrative	19,277	15,422	15,945
Total share-based compensation expense	$33,897	$28,082	$26,318

We estimated the fair value of stock options and ESPP stock purchase rights using the Black-Scholes model based on the date of grant with the following assumptions:

	Options			ESPP
	Years Ended December 31,			Years Ended December 31,
	2024	2023	2022	2024	2023	2022
Expected term (in years)	5.60 — 6.83	5.48 — 6.05	5.45 — 6.57	0.50	0.50	0.50
Expected volatility	60.0% — 63.9%	59.9% — 66.9%	67.1% — 71.9%	40.0% — 74.4%	51.0% — 52.7%	61.0% — 75.8%
Risk-free interest rate	3.5% — 4.6%	3.5% — 4.7%	1.6% — 4.2%	4.4% — 5.4%	5.4%	1.6%— 4.6%
Expected dividend yield	—	—	—	—	—	—

Expected term. The expected term of stock options represents the period that the stock options are expected to remain outstanding. We determined our expected term assumption using our own historical exercise experience. The expected term of the ESPP stock purchase rights is six months, which represents the length of each purchase period.

Expected volatility. Expected volatility for stock options and ESPP stock purchase rights was calculated based on our historical volatility.

Risk-free interest rate. The risk-free interest rates are based on the U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

Expected dividend yield. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future.

12. Related Party Transactions

Our president and chief executive officer is also the sole managing member and a significant stockholder of Araxes Pharma LLC, or Araxes. We had a management services agreement with Araxes pursuant to which Araxes paid us monthly fees for management services calculated based on costs incurred by us in the provision of services to Araxes, plus a reasonable mark-up. For the years ended December 31, 2024, 2023 and 2022, we recorded management fee income of approximately $0.1 million each year, which is included in interest and other income, net on the statements of operations and comprehensive loss. In addition, the agreement allowed for Araxes to reimburse us an amount equal to the number of full-time equivalents performing research and development services for Araxes, plus actual expenses as reasonably incurred. For the years ended December 31, 2024, 2023 and 2022, we did not record any reimbursements for research and development expenses provided to Araxes. The management services agreement with Araxes was terminated on December 31, 2024.

13. Employee Benefit Plan

We have a defined contribution 401(k) plan for all employees. Under the terms of the plan, employees may make voluntary contributions as a percentage or defined amount of compensation. For the years ended December 31, 2024, 2023 and 2022, we provided a safe harbor contribution of 5%, 4% and 4%, respectively, of the employee’s compensation, not to exceed eligible limits. For the years ended December 31, 2024, 2023 and 2022, we incurred approximately $1.9 million, $1.5 million and $1.2 million, respectively, in expenses related to the safe harbor contribution.

14. Income Taxes

For the year ended December 31, 2024, we recorded current Federal and state tax provisions of $1.8 million and $0.2 million, respectively. For the years ended December 31, 2023 and 2022 we did not record a provision for income taxes due to a full valuation against our deferred taxes.

Our effective income tax rate differs from the statutory federal rate of 21% for the years ended December 31, 2024, 2023 and 2022, due to the following, in thousands:

	Years Ended December 31,
	2024	2023	2022
Income taxes at statutory federal rate	$(36,103)	$(32,053)	$(28,526)
State income tax, net of federal benefit	(2,826)	(11,027)	(9,721)
Research and development tax credits	(17,418)	(10,551)	(6,970)
Share-based compensation	3,425	4,125	3,998
Other	263	(332)	(69)
Valuation allowance	54,677	49,838	41,288
Income tax expense	$2,018	$—	$—

Significant components of our deferred tax assets and liabilities are shown below, in thousands:

	December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards	$97,605	$144,451
Contract liabilities	66,821	—
Section 174 capitalization	59,497	33,947
Research and development tax credit carryforwards	41,831	31,816
Share-based compensation	9,073	8,946
Accruals	3,707	3,396
Operating lease liabilities	1,699	2,311
Other	283	1,139
Other comprehensive income	—	373
Total deferred tax assets	280,516	226,379
Deferred tax liabilities
Right-of-use assets	(1,394)	(2,054)
Other comprehensive income	(184)	—
Other	(79)	(144)
Total deferred tax liabilities	(1,657)	(2,198)
Less: valuation allowance	(278,859)	(224,181)
Net deferred tax assets	$—	$—

As of December 31, 2024, we had federal net operating loss, or NOL, carryforwards of $252.8 million, that can be carried forward indefinitely. As of December 31, 2024, we had state loss carryforwards of $641.0 million, which will begin to expire in 2030, unless previously utilized. We also have federal and state research and development credit carryforwards of $50.0 million and $7.9 million, respectively. The federal research and development credits will begin to expire in 2040, unless previously utilized. Of the state research and development credits, $2.9 million will carryforward indefinitely and approximately $5.1 million will begin to expire in 2033, unless previously utilized.

We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our tax years since inception are subject to examination by the federal and state jurisdictions due to the carryforward of unutilized net operating losses and research and development credits. We have not been, nor are we currently, under examination by the federal or any state tax authority.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Based on the weight of the evidence, including our limited existence and losses since inception, management has determined that it is more likely than not that the deferred tax assets will not be realized and therefore has recorded a full valuation allowance against the deferred taxes. The valuation allowance increased by $54.7 million from December 31, 2023.

Pursuant to Sections 382 and 383 of the IRC annual use of our NOL or research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We completed a study to assess whether an ownership change, as defined by IRC Section 382, has occurred from our formation through December 31, 2024. We determined that an ownership change occurred in 2015, but concluded the annual utilization limitation would be sufficient to utilize our pre-ownership change NOLs and research and development credits prior to expiration. Therefore we do not expect any material limitations to the utilization of NOL’s or research and development credits. Future ownership changes may limit our ability to utilize remaining tax attributes. Any carryforwards that will expire prior to utilization as a result of such additional limitations will be removed from deferred tax assets, with a corresponding reduction of the valuation allowance.

In accordance with authoritative guidance, the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table summarizes the activity related to our unrecognized tax benefits, in thousands:

	December 31,
	2024	2023	2022
Gross unrecognized tax benefits at the beginning of the year	$10,114	$6,485	$4,402
Increases related to prior year tax positions	67	82	67
Increases from tax positions taken in the current year	5,266	3,547	2,016
Gross unrecognized tax benefits at the end of the year	$15,447	$10,114	$6,485

Our practice is to recognize interest and penalties related to income tax matters in income tax expense. There was no accrued interest or penalties included on the balance sheets as of December 31, 2024 and 2023, and we have not recognized interest and penalties on the statements of operations and comprehensive loss for the years ended December 31, 2024, 2023 or 2022.

We do not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

15. Segment Reporting

Our CODM manages our operations on an integrated basis for the purpose of allocating resources. When evaluating our financial performance, the CODM regularly reviews total revenues, total expenses, and research and development expenses by project and the CODM makes decisions using this information.

The table below is a summary of the segment profit or loss, including significant expenses, in thousands:

	Years Ended December 31,
	2024	2023	2022
Collaboration revenue	$53,883	$—	$—
Less:
Ziftomenib-related costs	79,338	35,933	21,067
KO-2806-related costs	18,829	10,629	5,370
Tipifarnib-related costs	4,770	12,190	19,991
Discovery stage program-related costs	6,621	5,399	2,545
Research and development personnel costs and other expenses	45,789	38,424	33,466
Share-based compensation expense	33,897	28,082	26,318
Other segment expenses(1)	57,834	35,147	31,108
Total operating expenses	247,078	165,804	139,865
Other income (expenses)
Interest and other income, net	22,849	14,722	4,254
Interest expense	(1,619)	(1,549)	(229)
Income tax expense	(2,018)	—	—
Segment and net loss	$(173,983)	$(152,631)	$(135,840)

(1)
Other segment expenses are comprised of general and administrative expenses, excluding share-based compensation expense, which is shown separately.

16. Subsequent Event

On January 13, 2025, we entered into a lease agreement, or the Lease, with HCP Life Science REIT, Inc., or the Landlord, for the lease of approximately 32,512 square feet of rentable area of the building located at 4930 Directors Place, San Diego, California 92121, or the Premises. The commencement date of the Lease is expected to be the earlier to occur of (i) the date upon which we first commence to conduct business in the Premises and (ii) October 1, 2025. We expect to use the Premises as our new principal executive offices and for general office use, research and development, and laboratory uses. The term of the Lease, or the Initial Term, is seven years and eight months and we have one option to extend the Lease for a period of five additional years. The minimum rent payable by us under the Lease will be approximately $184,000 per month for the first year of the Lease, which amount will increase by 3.0% per year over the Initial Term. We will also be responsible for the payment of additional rent to cover our share of the annual operating expenses of the building, the annual tax expenses of the building and the annual utilities costs for the building, or the Additional Rent. Pursuant to the Lease, Landlord shall provide us with (i) base rent abatement in the total amount not to exceed approximately $2.4 million to be applied as a credit against the rent payments due for months two through fourteen, inclusive and (ii) a tenant improvement allowance in an amount not to exceed $6.2 million, subject to certain conditions. In the event of a default of certain of our obligations under the Lease, Landlord would have the right to terminate the Lease and recover certain unpaid rent and expenses. We have the option to terminate the lease five years and six months into the Initial Term, or the Early Termination Date, by providing notice at least 12 months in advance of the Early Termination Date and paying an early termination fee equal to the rent, including Landlord’s estimate of Additional Rent, that otherwise would be due for the eight months following the Early Termination Date.