Form 10-Q
period 2025-03-31
Kura Oncology, Inc.
filed 2025-05-01
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of the close of business on April 28, 2025, the registrant had 86,574,687 shares of Common Stock, $0.0001 par value, outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$51,269	$224,462
Short-term investments	606,922	502,933
Receivable from contracts with collaborators	48,746	2,060
Prepaid expenses and other current assets	17,261	15,374
Total current assets	724,198	744,829
Property and equipment, net	2,348	1,682
Operating lease right-of-use assets	8,139	5,803
Other long-term assets	9,079	7,845
Total assets	$743,764	$760,159

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$45,094	$49,953
Current operating lease liabilities	1,905	1,881
Current portion of long-term debt	1,921	2,607
Current portion of contract liabilities	40,846	24,271
Total current liabilities	89,766	78,712
Long-term debt, net of current portion	7,650	6,916
Long-term operating lease liabilities	7,878	5,190
Other long-term liabilities	2,139	1,795
Long-term contract liabilities	271,925	253,906
Total liabilities	379,358	346,519
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 80,778 and 78,229 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	1,316,275	1,308,290
Accumulated other comprehensive income	974	764
Accumulated deficit	(952,851)	(895,422)
Total stockholders’ equity	364,406	413,640
Total liabilities and stockholders’ equity	$743,764	$760,159

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Collaboration revenue	$14,108	$—
Total revenue	14,108	—
Operating Expenses
Research and development	55,973	36,268
General and administrative	22,835	18,184
Total operating expenses	78,808	54,452
Loss from operations	(64,700)	(54,452)
Other Income (Expense)
Interest and other income, net	7,879	5,325
Interest expense	(382)	(398)
Total other income, net	7,497	4,927
Loss before income taxes	(57,203)	(49,525)
Income tax expense	226	—
Net Loss	$(57,429)	$(49,525)

Net loss per share, basic and diluted	$(0.66)	$(0.59)
Weighted average number of shares used in computing net loss per share, basic and diluted	87,415	83,905

Comprehensive Loss
Net loss	$(57,429)	$(49,525)
Other comprehensive income
Unrealized gain on short-term investments	210	455
Comprehensive Loss	$(57,219)	$(49,070)

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	78,229	$8	$1,308,290	$764	$(895,422)	$413,640
Share-based compensation expense	—	—	7,842	—	—	7,842
Issuance of common stock under equity plans	375	—	143	—	—	143
Exercise of pre-funded warrants	2,174	—	—	—	—	—
Other comprehensive income	—	—	—	210	—	210
Net loss	—	—	—	—	(57,429)	(57,429)
Balance as of March 31, 2025	80,778	$8	$1,316,275	$974	$(952,851)	$364,406

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	74,350	$7	$1,119,976	$(1,271)	$(721,439)	$397,273
Issuance of pre-funded warrants to purchase common stock, net of offering costs	—	—	122,726	—	—	122,726
Issuance of common stock, net of offering costs	1,377	1	23,087	—	—	23,088
Share-based compensation expense	—	—	8,512	—	—	8,512
Issuance of common stock under equity plans	454	—	2,555	—	—	2,555
Other comprehensive income	—	—	—	455	—	455
Net loss	—	—	—	—	(49,525)	(49,525)
Balance as of March 31, 2024	76,181	$8	$1,276,856	$(816)	$(770,964)	$505,084

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net loss	$(57,429)	$(49,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	7,842	8,512
Amortization of premium and accretion of discounts on short-term investments, net	(2,662)	(3,270)
Depreciation expense	241	234
Non-cash interest expense	133	122
Changes in operating assets and liabilities
Receivable from contracts with collaborators	(46,686)	—
Contract liabilities	34,594	—
Accounts payable and accrued expenses	(5,427)	(3,128)
Operating lease right-of-use and other long-term assets	(1,753)	231
Prepaid expenses and other current assets	(1,039)	(2,189)
Other long-term liabilities	259	169
Net cash used in operating activities	(71,927)	(48,844)

Investing Activities
Purchases of short-term investments	(268,714)	(195,063)
Maturities of short-term investments	167,597	99,810
Purchases of property and equipment	(292)	(84)
Net cash used in investing activities	(101,409)	(95,337)

Financing Activities
Proceeds from issuance of stock under equity plans	143	2,555
Proceeds from issuance of common stock and pre-funded warrants, net of offering costs	—	145,814
Net cash provided by financing activities	143	148,369
Net increase (decrease) in cash and cash equivalents	(173,193)	4,188
Cash and cash equivalents at beginning of period	224,462	37,318
Cash and cash equivalents at end of period	$51,269	$41,506

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Notes to Unaudited Condensed Financial Statements

1. Organization and Basis of Presentation

Kura Oncology, Inc. is a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates designed to target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes and, in general, we intend to pair our product candidates with molecular or cellular diagnostics to identify those patients most likely to respond to treatment. We are conducting clinical trials of three product candidates: ziftomenib, KO-2806 and tipifarnib. We also have additional programs that are at a discovery stage. We plan to advance our product candidates through a combination of internal development and strategic partnerships while maintaining significant development and commercial rights.

References in these Notes to Unaudited Condensed Financial Statements to the “Company,” “we,” “our” or “us,” refer to Kura Oncology, Inc.

Basis of Presentation

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission on February 28, 2025, from which we derived our balance sheet as of December 31, 2024. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

2. Summary of Significant Accounting Policies

Allowance for Credit Losses

For available-for-sale securities in an unrealized loss position, we first assess whether we intend to sell, or if it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the severity of the impairment, any changes in interest rates, market conditions, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in interest and other income, net on the unaudited condensed statements of operations and comprehensive loss through an allowance account. Any impairment that has not been recorded through an allowance for credit losses is included in other comprehensive income on the unaudited condensed statements of operations and comprehensive loss.

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

Our accounts receivable is derived from contracts with our collaborators. We do not typically require collateral from our collaborators. We continuously monitor payments from collaborators and consider various factors including historical experience, age of the receivable balances, and other current economic conditions or other factors that may affect our collaborators’ ability to pay.

Employee Retention Credit

Under the Coronavirus Aid, Relief, and Economic Security Act of 2020, or CARES Act, we were eligible to claim the employee retention credit, which is a refundable tax credit against certain employment taxes. For the three months ended March 31, 2023, we recognized $2.8 million of employee retention credits related to wages paid to our employees from July 2020 through September 2021 within operating expenses as a reduction to personnel costs in the unaudited condensed statements of operations and comprehensive loss. We filed for the credit with the Internal Revenue Service in the first quarter of 2023. As of March 31, 2025, an employee retention credit receivable of $1.4 million was included within prepaid expenses and other current assets on the unaudited condensed balance sheets.

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

Leases

We determine if an arrangement is a lease or contains lease components at inception. Short-term leases with an initial term of 12 months or less are not recorded on the unaudited condensed balance sheets. For operating leases with an initial term greater than 12 months, we recognize operating lease right-of-use, or ROU, assets and operating lease liabilities based on the present value of lease payments over the lease term at commencement date. Operating lease ROU assets are comprised of the lease liability plus any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate when we are reasonably certain that the options will be exercised. We do not separate lease components from non-lease components. For our operating leases, we generally cannot determine the interest rate implicit in the lease, in which case we use our incremental borrowing rate as the discount rate for the lease. We estimate our incremental borrowing rate for our operating leases based on what we would normally pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Collaboration Arrangements

We assess whether our licensing and other agreements are collaborative arrangements within the scope of Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or Topic 808, based on whether they involve joint operating activities wherein both parties actively participate in the arrangement and are exposed to significant risks and rewards of the arrangement. For arrangements that we determine are collaborations under the Scope of Topic 808, we identify each unit of account by determining which promised goods or services are distinct in accordance with ASC Topic 606, Revenue from Contracts with Customers, or Topic 606, and then determine whether a customer relationship exists for that unit of account. If we determine a unit of account within the collaborative arrangement to be with a customer, we apply our revenue recognition accounting policy as further described below. For units of account within the collaborative arrangement under Topic 808 that are not with a customer in its entirety and are not within the scope of other relevant accounting topics, we apply recognition and measurement principles based on an analogy to authoritative accounting literature or, if there is no appropriate analogy, a reasonable, rational and consistently applied accounting policy election. See Note 7, Kyowa Kirin Collaboration and License Agreement, for more details.

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

Consideration received or invoices issued as stipulated in contracts prior to revenue recognition are recorded as contract liabilities in the accompanying unaudited condensed balance sheets, classified as either current or long-term contract liabilities based on our best estimate of when such amounts will be recognized. Amounts recognized as revenue, but not yet invoiced are generally recognized as contract assets in other current assets in the accompanying unaudited condensed balance sheets.

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, which includes the shares related to outstanding pre-funded warrants, but excludes other potential common stock equivalents. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little additional consideration, and are fully vested and exercisable. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period. As we have reported net loss for the three months ended March 31, 2025 and 2024, dilutive net loss per common share is the same as basic net loss per common share for those periods. Common stock equivalents outstanding are comprised of stock options, restricted stock units, performance-based restricted stock units, warrants and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Common stock equivalents outstanding at March 31, 2025 and 2024 totaling approximately 17,875,000 and 14,902,000, respectively, were excluded from the computation of dilutive weighted-average shares outstanding because their effect would be anti-dilutive.

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

Recent Accounting Pronouncements

Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board, or FASB, issued ASU 2023-09 – Improvements to Income Tax Disclosures (Topic 740), which improves the transparency of income tax disclosures by requiring disaggregated information about our effective tax rate reconciliation as well as information on income taxes paid. For each annual period, we will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. We plan to adopt the standard on December 31, 2025, and are currently evaluating the effect of the standard on our financial statements.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of certain costs and expenses on an interim and annual basis. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of adopting ASU 2024-03.

3. Investments

We invest in available-for-sale securities consisting of U.S. Treasury securities, money market funds, and U.S. Agency bonds. Available-for-sale securities are classified as either cash and cash equivalents or short-term investments on our unaudited condensed balance sheets.

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		March 31, 2025
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	1 or less	$37,106	$—	$—	$37,106

Short-term investments
U.S. Treasury securities	2 or less	571,958	998	(7)	572,949
U.S. Agency bonds	3 or less	33,990	—	(17)	33,973
Total short-term investments		605,948	998	(24)	606,922
Total		$643,054	$998	$(24)	$644,028

		December 31, 2024
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	1 or less	$200,024	$—	$—	$200,024

Short-term investments
U.S. Treasury securities	3 or less	497,172	766	—	497,938
U.S. Agency bonds	3 or less	4,997	—	(2)	4,995
Total short-term investments		502,169	766	(2)	502,933
Total		$702,193	$766	$(2)	$702,957

Short-term investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of March 31, 2025 and December 31, 2024, short-term investments of $427.9 million and $393.1 million, respectively, had maturities less than one year, short-term investments of $166.5 million and $97.3 million, respectively, had maturities between one to two years, and short-term investments of $12.5 million in both periods had maturities between two to three years. Realized gains and losses were de minimis for the three months ended March 31, 2025 and 2024.

As of March 31, 2025 and December 31, 2024, 26 available-for-sale securities with a fair market value of $162.9 million and two available-for-sale securities with a fair market value of $10.0 million, respectively, were in a gross unrealized loss position, none of which were in a continuous unrealized loss position for greater than 12 months. We do not intend to sell such available-for-sale securities, and it is not more likely than not that we will be required to sell such securities prior to recovery of their amortized cost basis. We have no allowance for credit losses as of March 31, 2025 and December 31, 2024. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss).

Accrued interest receivable on available-for-sale securities was $3.9 million and $3.3 million as of March 31, 2025 and December 31, 2024, respectively. We have not written off any accrued interest receivables for the three months ended March 31, 2025 and 2024.

4. Fair Value Measurements

As of March 31, 2025 and December 31, 2024, we had cash equivalents and short-term investments measured at fair value on a recurring basis.

Available-for-sale securities consist of money market funds and U.S. Treasury securities, which are measured at fair value using Level 1 inputs, and U.S. Agency bonds which are measured at fair value using Level 2 inputs. We determine the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. We validate the fair values of Level 2 financial instruments by comparing these fair values to a third-party pricing source.

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$37,106	$37,106	$—	$—

Short-term investments
U.S. Treasury securities	572,949	572,949	—	—
U.S. Agency bonds	33,973	—	33,973	—
Total short-term investments	606,922	572,949	33,973	—
Total	$644,028	$610,055	$33,973	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$200,024	$200,024	$—	$—

Short-term investments
U.S. Treasury securities	497,938	497,938	—	—
U.S. Agency bonds	4,995	—	4,995	—
Total short-term investments	502,933	497,938	4,995	—
Total	$702,957	$697,962	$4,995	$—

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy.

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	March 31, 2025	December 31, 2024
Leasehold improvements	$2,468	$1,743
Laboratory and computer equipment	2,009	2,004
Furniture and fixtures	1,387	1,210
Property and equipment, gross	5,864	4,957
Less: accumulated depreciation	(3,516)	(3,275)
Property and equipment, net	$2,348	$1,682

Accounts payable and accrued expenses consisted of the following, in thousands:

	March 31, 2025	December 31, 2024
Accounts payable	$4,610	$1,469
Accrued clinical trial research and development expenses	15,282	14,267
Accrued other research and development expenses	12,254	11,938
Accrued compensation and benefits	7,173	17,508
Other accrued expenses	3,488	2,710
Income taxes payable	2,287	2,061
Total accounts payable and accrued expenses	$45,094	$49,953

6. Leases

We currently have four operating leases for administrative and research and development office and lab space in San Diego, California and Boston, Massachusetts that expire between August 2025 and May 2033. Under the terms of the operating leases, we are required to pay our proportionate share of property taxes, insurance and normal maintenance costs. Three of our leases include renewal options for an additional five years, which were not included in the determination of the right of use, or ROU, asset or lease liability as the renewal was not reasonably certain at the inception of the lease. Our Boston lease, San Diego corporate headquarters lease, and San Diego lease for lab and office space provided for $1.4 million, $1.3 million and $0.1 million, respectively, in reimbursements for allowable tenant improvements and rent credits, which effectively reduced the total lease payments owed. Our new San Diego research and development, lab, and principal executive office space lease entered into in January 2025 provides (i) $2.4 million in rent credits, and (ii) a $6.2 million tenant improvement allowance expected to be received during 2025.

Maturities of lease liabilities as of March 31, 2025 are as follows, in thousands:

Year Ending December 31,
2025 (remaining)	$1,648
2026	1,533
2027	3,658
2028	3,754
2029	3,853
Thereafter	11,169
Total lease payments	25,615
Less: imputed interest	(9,761)
Less: tenant improvement allowance reimbursements yet to be received	(6,071)
Total operating lease liabilities	$9,783

As of March 31, 2025 and December 31, 2024, the weighted-average discount rate was 12.1% and 11.4%, respectively, and the weighted-average remaining lease term was 6.5 years and 5.9 years, respectively. Total cash paid for amounts included in the measurement of operating lease liabilities, net of tenant improvement reimbursements, was $0.4 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, $2.7 million of operating lease ROU assets were obtained in exchange for $2.7 million of operating lease liabilities. No operating lease ROU assets were obtained in exchange for operating lease liabilities for the three months ended March 31, 2024. Total operating lease and rent expense for the three months ended March 31, 2025 and 2024 was approximately $0.8 million and $0.5 million, respectively.

7. Kyowa Kirin Collaboration and License Agreement

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

We granted Kyowa Kirin an exclusive license to enable or allow Kyowa Kirin to develop, manufacture, and commercialize ziftomenib within the Field outside of the United States, or the License. We also granted Kyowa Kirin rights to fulfill their responsibilities related to the Development Services and Commercialization Services as part of the joint development and commercialization of ziftomenib in the United States. In addition, Kyowa Kirin has an option to expand the licensed Field to include the development and commercialization of ziftomenib in gastrointestinal stromal tumors, or GIST, and other solid tumor indications, or Field Expansion Option, which option can be exercised within a specified time period after receipt of clinical data from the planned proof-of-concept study evaluating ziftomenib and imatinib in patients with advanced GIST who are not successfully treated with imatinib. After Kyowa Kirin’s exercise of the Field Expansion Option, the Field would include the treatment, diagnosis and prevention of all cancers, including GIST and other solid tumors.

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

As of March 31, 2025, we determined the transaction price to be $375.0 million, comprised of the upfront fixed payment of $330.0 million and the $45.0 million unconstrained milestone in the first quarter of 2025 related to confirmed receipt by the U.S. Food and Drug Administration of our new drug application for ziftomenib for the treatment of adult patients with relapsed or refractory AML with an NPM1 mutation. All other variable consideration related to milestones have been fully constrained due to development, regulatory, or other factors that caused us to determine that it was not probable that a significant reversal of revenue would not occur as of March 31, 2025. We will recognize any royalties or sales-based milestones related to the License granted to Kyowa Kirin when the associated sales occur, and relevant sales-based thresholds are met. As of March 31, 2025, no royalties or sales-based milestones have been recognized.

We allocated the transaction price to each unit of account based on their relative stand-alone selling price. Variable consideration that relates specifically to our efforts to satisfy specific performance obligations, such as certain milestones, is allocated entirely to those performance obligations. Other components of variable consideration that do not relate specifically to our efforts to satisfy specific performance obligations are allocated based on the relative stand-alone selling price. We are entitled to cost-sharing reimbursements from Kyowa Kirin for certain development and commercialization activities we perform and determined that such reimbursements are specifically related to our efforts to satisfy the respective performance obligations while satisfying the overall allocation objective required by Topic 606.

We recognized $49.8 million of revenue allocated to the License at a point in time and upon transfer in November 2024. As of March 31, 2025, consideration allocated to the Development Services for monotherapy and in combination with other therapies was $57.6 million and $90.2 million, respectively, and to Commercialization Services was $177.4 million. The allocated consideration is being recognized over time using a cost-to-cost measure of progress. We estimated the total cost expected to perform the required activities and measured the progress towards completion of each of these obligations at the reporting period. For the three months ended March 31, 2025, we recognized $6.6 million of revenue from Development Services for monotherapy, $2.3 million of revenue from Development Services in combination with other therapies, and $1.5 million of revenue from Commercialization Services. For the three months ended March 31, 2025, we also recognized $3.7 million of revenue from cost-share reimbursements owed to us by Kyowa Kirin, and the related receivable was included in receivable from contracts with collaborators on the unaudited condensed balance sheet as of March 31, 2025.

As of March 31, 2025, the contract liability amount of $312.8 million represents the aggregate transaction price allocated to performance obligations that are unsatisfied under the Kyowa Agreement, $40.9 million was classified as current contract liabilities, which represents the portion of the Development Services and Commercialization Services expected to be provided over the next year, and the remaining contract liability balance of $271.9 million was classified as long-term contract liabilities.

8. Stockholders’ Equity

In January 2024, we completed a private placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share), or the Private Placement. Net proceeds from the Private Placement, after deducting expenses, were approximately $145.8 million. The common stock and pre-funded warrants met the accounting standards guidance for equity classification, and proceeds were allocated between common stock and pre-funded warrants based on their relative fair value. As of March 31, 2025, pre-funded warrants to purchase 559,424 of such shares of common stock from the Private Placement had been exercised and 6,759,462 remained outstanding. On April 28, 2025, pre-funded warrants to purchase 5,797,136 shares of common stock from the Private Placement were exercised.

In November 2023, we entered into a Sales Agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

9. Share-Based Compensation

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended March 31,
	2025	2024
Research and development	$3,328	$3,885
General and administrative	4,514	4,627
Total share-based compensation expense	$7,842	$8,512

As of March 31, 2025, unrecognized estimated compensation expense related to stock options and restricted stock units was approximately $47.2 million and $16.4 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.8 years and 3.2 years for stock options and restricted stock units, respectively. As of March 31, 2025, 1,163,300 performance-based restricted stock units, or PSUs, were outstanding. The PSUs vest in six equal tranches upon the achievement of certain milestones and service conditions. As of March 31, 2025, we determined that the vesting of the PSUs was not probable and have not included the PSUs in share-based compensation expense or unrecognized estimated compensation expense.

10. Segment Reporting

Our CODM manages our operations on an integrated basis for the purpose of allocating resources. When evaluating our financial performance, the CODM regularly reviews total revenues, total expenses, and research and development expenses by project and the CODM makes decisions using this information.

The table below is a summary of the segment profit or loss, including significant expenses, in thousands:

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$14,108	$—
Less:
Ziftomenib-related costs	29,947	14,495
KO-2806-related costs	5,235	3,948
Tipifarnib-related costs	970	1,166
Discovery stage program-related costs	2,089	1,468
Research and development personnel costs and other expenses	14,404	11,306
Share-based compensation expense	7,842	8,512
Other segment expenses(1)	18,321	13,557
Total operating expenses	78,808	54,452
Other income (expenses)
Interest and other income, net	7,879	5,325
Interest expense	(382)	(398)
Income tax expense	(226)	—
Segment and net loss	$(57,429)	$(49,525)

(1)
Other segment expenses are comprised of general and administrative expenses, excluding share-based compensation expense, which is shown separately.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and notes thereto as of and for the fiscal year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission, or SEC, on February 28, 2025.

This Quarterly Report includes forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, that involve a number of risks, uncertainties and assumptions. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “seek,” “estimate,” “predict,” “potential,” “continue,” “likely,” or “opportunity,” the negative of these words or other similar words. Similarly, statements that describe our plans, strategies, intentions, expectations, objectives, goals or prospects and other statements that are not historical facts are also forward-looking statements. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report was filed with the SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, the risk factors identified in our SEC reports, including this Quarterly Report. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to update publicly or revise our forward-looking statements.

References to “we,” “us” and “our” refer to Kura Oncology, Inc.

Overview

We are a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates designed to target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes and, in general, we intend to pair our product candidates with molecular or cellular diagnostics to identify those patients most likely to respond to treatment.

Our lead product candidate is ziftomenib, a selective investigational inhibitor of the menin-KMT2A protein-protein interaction. We are developing ziftomenib for the treatment of genetically defined subsets of acute leukemias, including acute myeloid leukemia, or AML, and acute lymphoblastic leukemia, or ALL. In November 2024, we and Kyowa Kirin Co., Ltd. and Kyowa Kirin, Inc., or together Kyowa Kirin, entered into a collaboration and license agreement, or the Kyowa Agreement, to develop and commercialize globally ziftomenib for the treatment of patients with AML and other hematologic malignancies, which may be expanded into other indications at the option of Kyowa Kirin, subject to certain conditions. We also are exploring the use of ziftomenib for the treatment of gastrointestinal stromal tumors, or GIST, and ziftomenib and our next-generation menin inhibitors for use in other indications, including type 2 diabetes and certain solid tumors.

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

Clinical Programs and Pipeline

Ziftomenib

Ziftomenib as a Monotherapy in Relapsed/Refractory AML: KOMET-001 Trial

We received orphan drug designation for ziftomenib for the treatment of AML from the U.S. Food and Drug Administration, or FDA, in July 2019. In September 2019, we initiated the Kura Oncology MEnin-KMT2A Trial, or KOMET-001 trial, a global Phase 1/2 clinical trial designed to assess clinical activity, safety and tolerability of ziftomenib in patients with relapsed or refractory AML with a mutation of the nucleophosmin 1, or NPM1, gene. In April 2024, the FDA granted ziftomenib Breakthrough Therapy Designation for the treatment of patients with relapsed or refractory NPM1-mutant AML based on data from the KOMET-001 trial.

On February 5, 2025, we and Kyowa Kirin announced positive topline results from the Phase 2 portion of the KOMET-001 trial. The trial achieved its primary endpoint of complete remission, or CR, plus CR with partial hematological recovery, or CRh. The results of the trial demonstrated an encouraging benefit-risk profile, and the safety and tolerability profile was consistent with prior reports. The results of the Phase 1b and Phase 2 portions of the KOMET-001 trial have been accepted for an oral presentation at the 2025 American Society of Clinical Oncology Annual Meeting and for an encore presentation at the 2025 European Hematology Association Congress, or EHA, both in June 2025.

On March 31, 2025, we submitted to the FDA a new drug application, or NDA, for ziftomenib for the treatment of adult patients with relapsed or refractory AML with an NPM1 mutation. The FDA has a 60-day filing review period to determine whether the NDA is complete and accepted for review; we expect to receive notification from the FDA on this preliminary evaluation in the second quarter of 2025. Priority Review was requested, which, if granted, would provide a target FDA review period of six months after NDA acceptance.

Ziftomenib in Combinations with Venetoclax/Azacitidine and 7+3: KOMET-007 Trial

In addition to evaluating ziftomenib as a monotherapy in relapsed or refractory AML, we have initiated a series of clinical trials to evaluate ziftomenib in combination with current standards of care in earlier lines of therapy and across multiple patient populations, including patients with NPM1-mutant and KMT2A-rearranged AML.

We currently are in the Phase 1b expansion portion of the KOMET-007 trial, which is evaluating ziftomenib in combination with venetoclax and azacitidine in patients with newly diagnosed or relapsed or refractory NPM1-mutant or KMT2A-rearranged AML, and ziftomenib in combination with cytarabine and daunorubicin induction chemotherapy, or 7+3, in patients with newly diagnosed NPM1-mutant or KMT2A-rearranged AML. Each cohort of the Phase 1b trial is expected to enroll at least 20 patients. Preliminary data from the KOMET-007 Phase 1b expansion cohort evaluating ziftomenib in combination with 7+3 in the frontline setting have been accepted for an oral presentation at EHA in June 2025. We anticipate presenting preliminary data from the KOMET-007 Phase 1b expansion cohort evaluating ziftomenib in combination with venetoclax and azacitidine in the frontline setting in the second half of 2025.

Ziftomenib in Combinations with Gilteritinib, FLAG-IDA and LDAC: KOMET-008 Trial

Dosing of patients is ongoing in our KOMET-008 trial, which is designed to evaluate ziftomenib in combination with gilteritinib in patients with relapsed or refractory NPM1-mutant AML, and in combination with fludarabine, cytarabine, granulocyte-colony stimulating factor, or G-CSF, and idarubicin, or FLAG-IDA, or low-dose cytarabine, or LDAC, in patients with relapsed or refractory NPM1-mutant or KMT2A-rearranged AML.

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

The registrational KOMET-017-IC (Intensive Chemotherapy) trial will evaluate the combination of ziftomenib with induction chemotherapy (7+3) in patients with newly diagnosed NPM1-mutant or KMT2A-rearranged AML. Patients will be randomized to receive ziftomenib or placebo, in combination with standard induction, consolidation chemotherapy and post-consolidation maintenance. The KOMET-017-IC trial will assess minimum residual disease-, or MRD-, negative CR and event-free survival, or EFS, as dual-primary endpoints to support potential U.S. accelerated approval and full approval, respectively. We expect to initiate the KOMET-017-IC trial in the second half of 2025. Based on our current assumptions, we believe we may have topline results from the MRD-negative CR accelerated endpoint in the intensive chemotherapy setting in 2028.

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

Ziftomenib in Other Acute Leukemia Indications

On April 21, 2025, the Leukemia & Lymphoma Society, or LLS, announced that the first patient has received treatment in a Phase 1 subtrial of LLS’s Pediatric Acute Leukemia Master Clinical Trial, or the PedAL Subtrial. The PedAL Subtrial is investigating ziftomenib in combination with chemotherapy in pediatric patients with relapsed or refractory KMT2A-rearranged, NUP98-rearranged or NPM1-mutant acute leukemia. Under the terms of our collaboration agreement with LLS and the Princess Máxima Center for Pediatric Oncology, or Máxima, for the PedAL Subtrial, LLS serves as the coordinating sponsor in North America, Máxima serves as the coordinating sponsor in Europe, and Kura supplies ziftomenib and funding.

Ziftomenib in Gastrointestinal Stromal Tumors

On April 28, 2025, we announced that we dosed the first patients in a Phase 1 trial evaluating ziftomenib in combination with imatinib in patients with advanced GIST after imatinib failure, which we refer to as the KOMET-015 trial.

Next-Generation Menin Inhibitors

We continue to make progress toward multiple next-generation menin inhibitor drug candidates. We expect to nominate the first of these development candidates, which we intend to direct towards diabetes, in mid-2025.

KO-2806

We are evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary antitumor activity of KO-2806, our next-generation FTI, when administered as a monotherapy and in combination with other targeted therapies in a Phase 1 first-in-human trial, which we call the FIT-001 trial. We expect to present preliminary data from the FIT-001 trial for KO-2806 as a monotherapy in the second half of 2025.

The FIT-001 trial includes multiple cohorts to evaluate KO-2806 in combination with other targeted therapies in large solid tumor indications, including cabozantinib in RCC and adagrasib in KRASG12C-mutated NSCLC. Under the terms of a clinical collaboration agreement with Mirati Therapeutics, Inc., or Mirati, a wholly owned subsidiary of Bristol Myers Squibb. Mirati (now a Bristol Myers Squibb company) supplies us with adagrasib, a KRASG12C inhibitor, for the NSCLC combination cohort of the FIT-001 trial, and we sponsor the trial. Enrollment in the dose escalation portions of the RCC and NSCLC cohorts is ongoing. We expect to initiate one or more expansion cohorts for the combination of KO-2806 with cabozantinib in advanced RCC, and to present preliminary data from the cabozantinib combination portion of the FIT-001 trial, in the second half of 2025.

Tipifarnib

We have completed enrollment and dose escalation in our Phase 1/2 trial of tipifarnib and alpelisib in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification, or the KURRENT-HN trial. We continue to evaluate whether the activity supports the development and commercialization of the combination in HNSCC. We anticipate presenting data from the KURRENT-HN trial in the second half of 2025, contemporaneous with our presentation of both monotherapy data for KO-2806 as well as data on the combination of KO-2806 and cabozantinib in RCC.

Liquidity Overview

As of March 31, 2025, we had cash, cash equivalents and short-term investments of $658.2 million.

In November 2024, we entered into the Kyowa Agreement to develop and commercialize globally ziftomenib for the treatment of patients with AML and other hematologic malignancies, which may be expanded into other indications at the option of Kyowa Kirin, subject to certain conditions. In exchange for the licenses and rights granted to Kyowa Kirin to participate in the development and commercialization of ziftomenib, we received an upfront payment of $330.0 million. The FDA’s confirmed receipt of our submission of the NDA for ziftomenib for the treatment of adult patients with relapsed or refractory AML with an NPM1 mutation triggers a milestone payment from Kyowa Kirin under the Kyowa Agreement in the amount of $45.0 million, which will be paid in the second quarter of 2025.

In January 2024, we completed a private placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share), or the Private Placement. Net proceeds from the Private Placement, after deducting expenses, were approximately $145.8 million. As of March 31, 2025, pre-funded warrants to purchase 559,424 of such shares of common stock from the Private Placement had been exercised and 6,759,462 remained outstanding. On April 28, 2025, pre-funded warrants to purchase 5,797,136 shares of common stock from the Private Placement were exercised.

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

Financial Operations Overview

Revenue from Collaborations and Licenses

We generate revenue primarily through collaboration and license agreements, such as the Kyowa Agreement. Such agreements may require us to deliver various rights and/or services, including intellectual property rights or licenses and research, development and other services. Under such agreements, we are generally eligible to receive non-refundable upfront payments, funding for research, development and other services, milestone payments, and royalties.

Our collaboration agreements fall under the scope of Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or Topic 808, when there is a joint operating activity and when both parties are active participants in the arrangement and are exposed to significant risks and rewards. For our arrangements under the scope of Topic 808, we evaluate each promised good or service that is distinct in accordance with ASC Topic 606, Revenue from Contracts with Customers, or Topic 606 (i.e., a unit of account), and apply Topic 606 to those units of account that are determined to be with a customer. For all other units of account that are not within the scope of other relevant accounting topics, we analogize to other authoritative accounting literature, such as Topic 606.

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

Research and Development Expenses

We focus on the research and development of our pipeline programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of March 31, 2025, we had no in-licensed technologies that had alternative future uses in research and development projects or otherwise.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table sets forth our results of operations for the periods presented, in thousands:

	Three Months Ended
	March 31,
	2025	2024	Change
Collaboration revenue	$14,108	$—	$14,108
Research and development expenses	55,973	36,268	19,705
General and administrative expenses	22,835	18,184	4,651
Other income, net	7,497	4,927	2,570

Collaboration Revenue. We recognized collaboration revenue of $14.1 million for the three months ended March 31, 2025 related to services performed under the Kyowa Agreement.

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended
	March 31,
	2025	2024	Change
Ziftomenib-related costs	$29,947	$14,495	$15,452
KO-2806-related costs	5,235	3,948	1,287
Tipifarnib-related costs	970	1,166	(196)
Discovery stage program-related costs	2,089	1,468	621
Personnel costs and other expenses	14,404	11,306	3,098
Share-based compensation expense	3,328	3,885	(557)
Total research and development expenses	$55,973	$36,268	$19,705

The increase in ziftomenib-related research and development expenses for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to increases in costs related to our registration-directed clinical trial of ziftomenib and the ziftomenib combination trials. The increase in KO-2806-related research and development expenses for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to increased costs related to our Phase 1 clinical trial. The increase in personnel costs and other expenses for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to increases in headcount costs to support our ongoing clinical trials. We expect our research and development expenses to increase in future periods as we continue clinical development activities for our ziftomenib and FTI programs.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to increases in personnel costs and pre-commercial planning expenses. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development and pre-commercial activities.

Other income, net. The increase in other income, net for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to an increase in interest income.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings and through revenues under the Kyowa Agreement. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities and, more recently, to building out our commercial capabilities and infrastructure.

In November 2024, we entered into the Kyowa Agreement to develop and commercialize globally ziftomenib for the treatment of patients with AML and other hematologic malignancies, or the Field. In exchange for the licenses and rights granted to Kyowa Kirin to participate in the development and commercialization of ziftomenib, we received an upfront payment of $330.0 million and are eligible to receive up to an additional $933.0 million in development, regulatory and commercial milestone payments for the Field, including the milestone payment triggered by the FDA’s confirmed receipt of our NDA submission.

In January 2024, we completed the Private Placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share). Net proceeds from the Private Placement, after deducting expenses, were approximately $145.8 million. As of March 31, 2025, pre-funded warrants to purchase 559,424 of such shares of common stock from the Private Placement had been exercised and 6,759,462 remained outstanding. On April 28, 2025, pre-funded warrants to purchase 5,797,136 shares of common stock from the Private Placement were exercised.

In November 2023, we entered into the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

In November 2022, we entered into a loan and security agreement, or the Loan Agreement, with several banks and other financial institutions or entities party thereto, or collectively the Lenders, and Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, providing for up to $125.0 million in a series of term loans, or Term Loans. Under the terms of the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million tranche of Term Loans. The remaining tranches of Term Loans expired without us drawing down such additional loans. The Term Loans have a maturity date of November 2, 2027, or the Maturity Date. Repayment of the Term Loans is interest only through (a) November 1, 2025, with the satisfaction of the Interest Only Milestone 2 Conditions (as defined in the Loan Agreement), and (b) November 1, 2026, if we satisfy the Approval Milestone (as defined in the Loan Agreement). After the interest-only payment period, borrowings under the Loan Agreement are repayable in monthly payments of principal and accrued interest until the Maturity Date. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%.

At our option, we may prepay all or any portion of the outstanding Term Loans at any time. Prepayments made on or prior to the third anniversary of the date of the Loan Agreement will be subject to a prepayment fee equal to 1.50% of the principal amount being prepaid. In addition, we paid a facility charge of approximately $0.1 million upon closing and an additional approximately $0.2 million of facility charges in November 2023 due to the availability of the second tranche of the Term Loans. The Loan Agreement also provides for an end of term fee in an amount equal to approximately $1.5 million (which is 6.05% of the maximum amount of the first tranche of loans), which is due and payable on the earliest to occur of (i) the Maturity Date, (ii) the date we prepay the outstanding loans in full, and (iii) the date that the secured obligations become due and payable. Our obligations under the Loan Agreement are secured by substantially all of our assets other than our intellectual property, but including proceeds from the sale, licensing or other disposition of our intellectual property. As part of the Loan Agreement, we are subject to certain negative covenants, which, among other things, prohibit us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property, subject to limited exceptions.

We have incurred operating losses and negative cash flows from operating activities since inception. As of March 31, 2025, we had an accumulated deficit of $952.9 million. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of collaborators or potential collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of March 31, 2025, we had cash, cash equivalents and short-term investments of $658.2 million. Based on our current plans, we believe that our cash, cash equivalents and short-term investments as of March 31, 2025 will be sufficient to enable us to fund our current operating expenses into 2027, and combined with anticipated collaboration funding under the Kyowa Agreement, should support our ziftomenib AML program through commercialization in the frontline combination setting. Our future capital requirements will depend on many factors, including:

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

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Three Months Ended March 31,
	2025	2024	Change
Net cash used in operating activities	$(71,927)	$(48,844)	$(23,083)
Net cash used in investing activities	(101,409)	(95,337)	(6,072)
Net cash provided by financing activities	143	148,369	(148,226)

Operating Activities. The increase of $23.1 million in net cash used in operating activities for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to changes of $15.1 million in operating assets and liabilities, and an increase of $7.9 million in net loss.

Investing Activities. The increase of $6.1 million in net cash used in investing activities for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to an increase of $73.7 million in purchases of short-term investments, offset by an increase of $67.8 million in maturities of short-term investments.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2025 related to proceeds of $0.1 million from the issuance of shares of common stock under our equity plans. Net cash provided by financing activities for the three months ended March 31, 2024 primarily related to net proceeds of approximately $145.8 million from the sale of shares of our common stock and pre-funded warrants to purchase shares of our common stock in our Private Placement and proceeds of $2.6 million from the issuance of shares of common stock under our equity plans.

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations and commitments as of March 31, 2025, in thousands:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases(1)	$25,615	$1,981	$5,789	$7,657	$10,188
Long-term debt(2)	10,000	1,532	8,468	—	—
Interest payments on long-term debt(3)	3,265	985	2,280	—	—
Total	$38,880	$4,498	$16,537	$7,657	$10,188

(1)
Future minimum lease payments under our operating leases in San Diego, California and Boston, Massachusetts.
(2)
Principal payments under our term loan facility.
(3)
Interest payments on our term loan facility. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%. As of March 31, 2025, the interest rate on the Term Loans was 9.90%. In addition, an end of term fee will be due in an amount equal to approximately $1.5 million payable on the earliest of the maturity date, acceleration or prepayment of the Term Loans.

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

Excluded from the table above are milestone or contractual payment obligations contingent upon the achievement of certain milestones or events if the amount and timing of such obligations are unknown or uncertain, including $4.8 million of sublicense fees incurred as of March 31, 2025. Our in-license agreements are cancelable by us with written notice within 180 days or less. We may be required to pay up to approximately $78.8 million in milestone payments, plus sales royalties, in the event that regulatory and commercial milestones under the in-license agreements are achieved.

Under the Kyowa Agreement, we will be funding the specified development activities included in the development plan that are planned to be conducted prior to the end of 2028, and we will share equally (50/50) with Kyowa Kirin all development costs for all other development activities in the United States included in the development plan (including the costs of future trials conducted under the development plan in the United States). We will share equally with Kyowa Kirin in any potential profits and losses arising from the commercialization of ziftomenib in the United States for the existing Field and, if Kyowa Kirin exercises its option to expand the licensed Field, the expanded Field.

Critical Accounting Policies and Management Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed financial statements required estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in the unaudited condensed financial statements. On an ongoing basis, we evaluate our critical accounting estimates and judgments, including those related to revenue from collaborations and licenses, and clinical trial costs and accruals. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Management Estimates,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the short-term investments to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in U.S. Treasury securities, money market funds and U.S. Agency bonds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our short-term investments without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the unaudited condensed statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on March 31, 2025, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

We are also subject to interest expense fluctuations through our Term Loans which, as of March 31, 2025, bear interest at a rate equal to the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%, and are therefore exposed to changes in interest rates through their maturity date in November 2027. For interest expense, we do not believe that an increase or decrease in the interest rate would have a significant impact on the unaudited condensed statements of operations and comprehensive loss. We believe that should a 10.0% change in the interest rate were to have occurred on March 31, 2025, this change would not have had a material effect on interest expense as of that date.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the information included or incorporated by reference in this Quarterly Report and in our other public filings, you should carefully consider the risks described below in evaluating our company. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025.

Risks Related to the Discovery and Development of Our Product Candidates

We are highly dependent on the success of our lead product candidate, ziftomenib, which is still in clinical development, and we cannot give any assurance that ziftomenib or any of our other product candidates will receive regulatory approval, which is necessary before they can be commercialized. Even if our product candidates receive regulatory approval and are commercialized, they may be less competitive and generate less revenue than we anticipate.*

Our future success is highly dependent on obtaining regulatory approval for, and then successfully commercializing, our lead product candidate, ziftomenib. Our business depends entirely on the successful development and commercialization of our product candidates. We have not completed the development of any product candidates; we currently generate no revenues from sales of any product, and we have not demonstrated that we can successfully develop a marketable product. Although we submitted an NDA to the FDA seeking approval for ziftomenib for the treatment of adult patients with relapsed or refractory AML with an NPM1 mutation, there can be no assurance that the FDA will accept our NDA for filing, or even if the FDA accepts our NDA for filing, will approve the NDA. We may receive a refusal-to-file letter instead of acceptance for filing, and even if the FDA accepts our NDA for filing, we may receive a complete response letter rather than approval of the NDA at the conclusion of the FDA’s review.

We may subsequently learn of certain information or data that the FDA may request, which may necessitate conducting additional preclinical studies or generating additional information at significant cost in terms of both time and expense, including under a clinical hold imposed on an investigational new drug application, or IND. For example, if the FDA does not believe we have sufficiently demonstrated that the selected doses for our investigational products maximize not only the efficacy of the investigational product, but the safety and tolerability as well, our ability to initiate new studies may be delayed. Even if we conducted the additional studies or generated the additional information requested, the FDA could disagree that we have satisfied their requirements, all of which will cause significant delays and expense to our programs.

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

We have not previously received marketing approval for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval for any indication. Although we submitted an NDA to the FDA for ziftomenib for the treatment of relapsed or refractory NPM1-mutant AML in the first quarter of 2025, we cannot anticipate whether or when we will seek regulatory review of a product candidate for any other indications. If we do not receive regulatory approvals for and successfully commercialize any of our product candidates on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one of our product candidates, our revenues may be dependent, in part, on our third-party collaborator’s ability to co-commercialize such product candidate or to commercialize the companion diagnostic for such product candidate, as applicable. Further, our revenues may be dependent on the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the market opportunities for the treatment of NPM1-mutant AML, KMT2A-rearranged AML, solid tumor indications and other diseases are not as significant as we estimate, our business and prospects may be harmed.

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

The results of our Phase 1 KOMET-001 trial of ziftomenib in patients with relapsed or refractory AML were published in The Lancet Oncology in October 2024. Of the 83 patients with relapsed or refractory NPM1-mutant or KMT2A-rearranged AML dosed with ziftomenib in the Phase 1 trial, the most common treatment emergent adverse events, or TEAEs, of any grade, occurring in ≥10% of patients, were diarrhea, nausea, anemia, febrile neutropenia, hypokalemia, differentiation syndrome, epistaxis, and pneumonia. The most common Grade ≥3 TEAEs, occurring in ≥10% of patients, were anemia, febrile neutropenia, pneumonia, differentiation syndrome, thrombocytopenia, and sepsis. 68 of 83 patients experienced a serious adverse event.

In the cohort of patients with relapsed or refractory NPM1-mutant AML treated with ziftomenib at the recommended Phase 2 dose, or RP2D, of 600 mg, which represented an older, heavily pretreated population, adverse events were manageable overall, with most TEAEs consistent with underlying AML in a heavily pretreated population. Only one patient in this cohort developed Grade 3 DS, which was successfully managed by protocol-specified mitigation. Drug-induced corrected QT interval, or QTc, prolongation was not observed and myelosuppression was infrequent in patients in this cohort. The most common TEAEs of any grade in this cohort, occurring in ≥30% of patients, were diarrhea, hypokalemia, nausea and anemia, and the most common Grade ≥3 TEAEs, occurring in >20% of patients, were anemia, diarrhea, febrile neutropenia, pneumonia and thrombocytopenia.

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

Tipifarnib has been studied in more than 5,000 oncology patients and was generally well tolerated and exhibited a manageable side effect profile. The most common hematologic adverse events of any grade were neutropenia, or low white blood cell count, anemia and thrombocytopenia, or low platelet count. The most common non-hematologic adverse events of any grade were gastrointestinal system disorders such as nausea, anorexia, diarrhea and vomiting, fatigue and rash. Treatment discontinuation across the prior tipifarnib clinical trials has been in the range of approximately 20-25%. The side effects observed so far in our clinical trials of tipifarnib have been generally consistent with the prior observations; however, there is no guarantee that additional or more severe side effects will not be identified through further clinical trials.

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

We licensed the rights to develop tipifarnib from Janssen Pharmaceutica NV, or Janssen, in December 2014, and the development of tipifarnib prior to our license was conducted wholly by Janssen or any third parties with which it had contracted. As a result, we were not involved with nor did we have any control over any of those development activities. Because we had no input on Janssen’s development activities relating to tipifarnib, we may discover that certain elements of the clinical development or manufacturing activities that Janssen performed were not performed in compliance with applicable regulatory standards or have otherwise been deficient, particularly relative to current requirements as development of tipifarnib began in the 1990s. Any such deficiency in the prior development of tipifarnib may adversely affect our ability to obtain regulatory approval for tipifarnib.

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

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.*

We are a clinical-stage company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical, clinical and regulatory development of our product candidates, conducting pre-commercial and diagnostic related activities for our product candidates, preparing our NDA submission for ziftomenib for the treatment of adult patients with relapsed or refractory AML with an NPM1 mutation, and preparing for potential commercialization activities. We have not yet demonstrated our ability to successfully complete clinical trials or the development of companion diagnostics in support of FDA approval, obtain marketing approvals, manufacture a product at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Medicines, on average, take 10 to 15 years to be developed from the time they are discovered to the time they receive marketing approval. Consequently, any predictions you make about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors as we transition from a company with a research and development focus to a company capable of supporting commercial activities, and we may not be successful in such a transition.

We may need to obtain substantial additional capital in connection with our continuing operations. If we are required to raise additional capital, doing so may cause dilution to our stockholders, restrict our operations or require us to relinquish certain rights to our technologies or product candidates.*

If we need to raise additional capital in connection with our continuing operations, we would expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic partnerships or licensing arrangements. Additional capital may not be available on reasonable terms, if at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of our stockholders as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, such as our Kyowa Agreement, we may have to relinquish valuable rights to our product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. As a result of the global pandemics, bank failures, actual or perceived changes in interest rates, current or future tariffs, and economic inflation, the global financial markets have experienced volatility and uncertainty. There can be no assurance that further volatility and uncertainty in the financial markets and declining confidence in economic conditions will not occur. If financial markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

In November 2023, we entered into the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

In November 2022, we entered into the Loan Agreement with the Lenders and Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, pursuant to which we borrowed $10.0 million of Term Loans. No further Term Loans may be drawn under the Loan Agreement. On June 1, 2024, a minimum cash covenant commenced requiring us to hold cash in the United States and subject to a first-priority perfected security interest in favor of the Lenders in an amount greater than or equal to (x) 55.0% of the outstanding loan obligations if we have not received FDA approval for ziftomenib, or (y) 35.0% of the outstanding loan obligations if we have received FDA approval for ziftomenib, provided that neither (x) nor (y) will apply at any time our market capitalization is equal to or greater than $1,250.0 million. Since June 1, 2024, our market capitalization has not always exceeded $1,250.0 million, however, we have met the minimum cash covenant. While any amounts are outstanding under our term loan facility, we are subject to affirmative and restrictive covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness, transactions with affiliates and a minimum cash covenant, among other customary covenants. If we default under our term loan facility, the Lenders may accelerate our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the Lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The Lenders could accelerate our obligations under the Loan Agreement upon the occurrence of an event of default, which includes, among other things, our failure to satisfy our payment obligations under the Loan Agreement, the breach of certain of our other covenants under the Loan Agreement or the occurrence of a material adverse change, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the Lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

Events involving limitations to liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or concerns or rumors about any events of these kinds or other similar risks, have in the past led and may in the future lead to market-wide liquidity problems. We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation, or FDIC, standard insurance limit, with balances concentrated at a small number of financial institutions. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, or with which we do business, could adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the United States or any applicable foreign government in the future or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a future failure or liquidity crisis. In addition, if any of our partners or parties with whom we conduct business are unable to access funds due to the status of their financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

In addition to relying upon third-party service providers, we depend on our collaborators and other third-party suppliers to supply certain therapies for our combination trials. For example, we depend on Mirati to supply adagrasib for the NSCLC combination cohort of our FIT-001 trial. If Mirati does not perform in accordance with our collaboration agreement, or the agreement is terminated, the NSCLC combination cohort of our FIT-001 trial, and our development plans for KO-2806 in combination with adagrasib, could be materially adversely impacted. Similarly, for our KURRENT-HN trial, we depend upon Novartis Pharma AG, or Novartis, to supply alpelisib in accordance with the terms of our collaboration agreement. If Novartis does not perform in accordance with the agreement, or the agreement is terminated, the KURRENT-HN trial, and our development plans for tipifarnib in combination with alpelisib, could be materially adversely impacted.

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

Some of our manufacturers and suppliers are located in China. Recent developments in international trade policies, including restrictions and tariffs, may restrict our ability to work with certain of our manufacturers and suppliers or otherwise disrupt our supply chain, and we may experience increased costs and expenses, which would have adverse effects on the development of our product candidates and our business operations. For further information regarding impacts to our business as a result of trade policy developments, see the risk factor titled “International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.”

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that may be conducted after an NDA is submitted to the FDA. We are completely dependent on our contract manufacturing partners for compliance with the FDA’s requirements for manufacture of both the active drug substances and finished drug product for ziftomenib, KO-2806, tipifarnib and our other product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s regulatory requirements, they will not be able to secure or maintain FDA approval for the manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture our products, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals in some or all planned regions, we will not be able to commercialize, or may be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.*

Our product candidates must be approved by the FDA pursuant to an NDA in the United States. and by the European Medicines Agency, or the EMA, in Europe, and similar regulatory authorities outside the United States prior to commercialization. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. In addition, public health epidemics or outbreaks could also potentially affect the business of the FDA, the EMA or other health authorities, which could result in delays in meetings related to planned clinical trials and ultimately of reviews and approvals of our product candidates. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities, among other requirements. Our product candidates may not be effective, may be only moderately effective, may not have an acceptable durability of response, may not have an acceptable risk-benefit profile or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may also cause delays in or prevent the approval of an application.

The ability of the FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget and funding levels, a reduction in the FDA’s workforce and its ability to hire and retain key personnel. Disruptions at the FDA and other agencies may also increase the time to meet with and receive agency feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to FDA and other related government agencies. For example, the recently established Department of Government Efficiency implemented a federal government hiring freeze and announced certain additional efforts to reduce federal government employee headcount and the size of the federal government. The reductions in the FDA’s workforce and budgetary pressures could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the marketing of our products which could have a material adverse effect on our business.

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
•
the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which also impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of protected health information on covered entities which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity as well as their covered subcontractors;
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

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union, or EU, General Data Protection Regulation (EU) 2016/679, or GDPR, and the United Kingdom’s GDPR, or UK GDPR (collectively, GDPR), and Australia's Privacy Act impose strict requirements for processing personal data. For example, under GDPR, companies may face temporary or definitive bans on data processing, and other corrective actions, fines of up to 20 million Euros under the EU GDPR/17.5 million pounds sterling under the UK GDPR, or, in each case, 4% of annual global revenue, whichever is greater, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, apply to clinical trials conducted in Canada. Clinical trials conducted in Asia are and may in the future be subject to existing, new and emerging data privacy regimes in that region.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, that due to subsequent legislative amendments, will stay in effect until 2032. Additionally, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These laws and other potential legislation may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. For example, in August 2022, President Biden signed the Inflation Reduction Act, or IRA, into law. The IRA, among other things, (1) extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025, (2) directs the U.S. Department of Health and Human Services, or HHS, to negotiate, subject to a specified cap, the price of a set number of certain high-expenditure, single-source drugs covered under Medicare that have been on the market for at least seven years, or Medicare Drug Price Negotiation Program, (3) imposes rebates under Medicare Part B and Medicare Part D to penalize manufacturers for price increases that outpace inflation, and (4) makes several changes to the Medicare Part D benefit, including by significantly lowering the beneficiary maximum annual out-of-pocket costs, and through a change in manufacturer liability under the program. These provisions began to take effect progressively in fiscal year 2023, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. In August 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued, and will continue to issue and update, guidance as these programs are implemented. On January 17, 2025, HHS selected 15 additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. In December 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in January 2024, the FDA approved Florida’s SIP proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business, particularly in light of the new U.S. presidential administration.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example, directives to reduce agency workforce, program cuts, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an artificial intelligence, or AI, task force and developing a strategic plan, directing HHS to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the IRA, and directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

Patent term extension may be available in the United States or in other jurisdictions to account for regulatory delays in obtaining marketing approval for a product candidate; however, in the United States, only one patent may be extended per marketed product. The applicable authorities, including the U.S. Patent and Trademark Office, or PTO, and the FDA, and any equivalent patent or regulatory authorities in other countries, may disagree with our assessment of whether such extensions are available, and may refuse to grant extensions to patents, or may grant more limited extensions than requested. If this occurs, for example, for our ziftomenib API patent(s), our competitors who obtain the requisite regulatory approval could offer products with the same API as ziftomenib earlier than expected, so long as the competitors do not infringe any other patents that we may hold. Competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

We have in-licensed rights to ziftomenib and other compounds in our menin-KMT2A program from the University of Michigan. We have also in-licensed from Janssen use, development and commercialization rights for tipifarnib in all indications other than virology. Additionally, we have an exclusive worldwide license from Memorial Sloan Kettering Cancer Center to a patent family pertaining to a method of use of FTIs, including tipifarnib. As a result, our current business plans are dependent upon our satisfaction of certain conditions for the maintenance of the University of Michigan license agreement and the Janssen license agreement and the rights we license under such agreements and our other in-license agreements. The University of Michigan license agreement and the Janssen license agreement each provides that we are subject to diligence obligations relating to the commercialization and development of the respective product candidates, milestone payments, royalty payments and other obligations. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of our license agreement with the University of Michigan, or Janssen, or any of our other license agreements or license agreements we may enter into on which our business or product candidates are dependent, University of Michigan, or Janssen, or other licensors may have the right to terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain product candidates. The loss of the rights licensed to us under our license agreement with University of Michigan, or Janssen, or our other license agreements or any future license agreement that we may enter granting us rights on which our business or product candidates are dependent, would eliminate our ability to further develop the applicable product candidates and would materially harm our business, prospects, financial condition and results of operations.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies, which may directly compete with ziftomenib, KO-2806, tipifarnib and any other future product candidates. If any competitor is able to advance their clinical program more quickly than ours, the commercial opportunity for our product candidates could be reduced. In the case of ziftomenib, in November 2024, Syndax Pharmaceuticals, Inc. announced the FDA’s approval of revumenib (Revuforj®) in relapsed or refractory KMT2A-rearranged acute leukemia. Earlier this year, they announced that they expect to submit a supplemental NDA for revumenib in relapsed or refractory NPM1-mutant AML in the second quarter of 2025, followed by a potential FDA approval around year-end 2025.

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

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.*

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. From time to time, including as a result of global pandemics, bank failures, actual or perceived changes in interest rates, current or future tariffs, and economic inflation, global financial markets have experienced volatility and uncertainty. A severe or prolonged economic downturn could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive data could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

We do not own or operate facilities for the manufacture of our product candidates and we currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties, including manufacturers and suppliers located in China, for the manufacture of clinical supplies of ziftomenib and KO-2806 for preclinical and clinical testing. We also expect to rely on third parties outside of the United States for commercial manufacture if any of our product candidates receives marketing approval. In addition, we rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, developments in trade and other regulations may restrict our ability to work with partners in China, thereby potentially disrupting our supply chain. In the event any of our product candidates is approved, tariffs and trade restrictions could hinder our ability to establish cost-effective commercial production and distribution capabilities, negatively impacting our growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report.

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 through March 31, 2025, were $43.00 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

In addition, the stock market in general, and the stocks of small-cap biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including as a result of global pandemics, bank failures, actual or perceived changes in interest rates, current or future tariffs, and economic inflation. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. These events may also lead to securities litigation, which can be expensive and time-consuming to defend, regardless of the merit or outcome. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of our common stock.

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

If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders or the perception that such sales could occur could cause the market price of our common stock to decline. In November 2023, we entered into the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of March 31, 2025, we had 3,001,210 shares of common stock available for grant under the 2014 Plan, options to purchase up to an aggregate of 14,082,549 shares of common stock outstanding, 1,579,597 unvested restricted stock units outstanding and 1,163,300 unvested performance-based restricted stock units outstanding. Also, pursuant to our 2023 Inducement Option Plan, as amended, or Inducement Plan, we are authorized to grant nonstatutory stock options to individuals that were not previously our employees or directors (or following a bona fide period of non-employment), as an inducement material to the individuals’ entry into employment with us, pursuant to Nasdaq Listing Rule 5635(c)(4). As of March 31, 2025, we had 1,612,600 shares of common stock available for grant under the Inducement Plan and options to purchase up to an aggregate of 887,400 shares of common stock outstanding.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of March 31, 2025, we had 558,608 shares of common stock reserved for future issuance under the ESPP.

Further, as of March 31, 2025, (i) warrants to purchase up to (a) 33,988 shares of our common stock at an exercise price of $3.31 per share and (b) 26,078 shares of our common stock at an exercise price of $14.38 per share and (ii) pre-funded warrants to purchase up to 6,759,462 shares of our common stock at an exercise price of $0.0001 per share were outstanding.

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

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Warrant to Purchase Stock issued by the Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

4.3	Form of Warrant Agreement issued by the Registrant on November 2, 2022 to certain Lenders.		10-K (Exhibit 4.3)	2/23/2023	001-37620

4.4	Amended and Restated Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital, Inc.		10-K (Exhibit 4.4)	2/23/2023	001-37620

4.5	Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital IV, L.P.		10-K (Exhibit 4.5)	2/23/2023	001-37620

4.7	Form of Pre-Funded Warrant.		8-K (Exhibit 4.1)	1/26/2024	001-37620

4.8**	Registration Rights Agreement, dated January 26, 2024, by and among the Registrant and the persons party thereto.		8-K (Exhibit 10.2)	1/26/2024	001-37620

10.1+**	Settlement Agreement, effective as of January 2, 2025, by and between the Registrant and Stephen Dale, M.D.		10-K (Exhibit 10.33)	2/28/2025	001-37620

10.2+	Third Amended & Restated Executive Employment Agreement, effective as of January 2, 2025, by and between the Registrant and Mollie Leoni, M.D.		10-K (Exhibit 10.34)	2/28/2025	001-37620

10.3+	Third Amended & Restated Executive Employment Agreement, effective as of January 2, 2025, by and between the Registrant and Francis Burrows, Ph.D.		10-K (Exhibit 10.35)	2/28/2025	001-37620

10.4	Lease, effective January 13, 2025, by and between the Registrant and HCP Life Science REIT, Inc.		10-K (Exhibit 10.36)	2/28/2025	001-37620

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certifications of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

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

Kura Oncology, Inc.

Date: May 1, 2025	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer
(Principal Executive and Financial Officer)