Form 10-Q
period 2025-06-30
Kura Oncology, Inc.
filed 2025-08-07
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of the close of business on August 1, 2025, the registrant had 86,797,185 shares of Common Stock, $0.0001 par value, outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$81,948	$224,462
Short-term investments	548,780	502,933
Receivable from contracts with collaborators	4,574	2,060
Prepaid expenses and other current assets	24,773	15,374
Total current assets	660,075	744,829
Property and equipment, net	3,912	1,682
Operating lease right-of-use assets	7,864	5,803
Other long-term assets	10,574	7,845
Total assets	$682,425	$760,159

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$52,931	$49,953
Current operating lease liabilities	1,696	1,881
Current portion of long-term debt	3,112	2,607
Current portion of contract liabilities	49,435	24,271
Total current liabilities	107,174	78,712
Long-term debt, net of current portion	6,509	6,916
Long-term operating lease liabilities	8,156	5,190
Other long-term liabilities	2,595	1,795
Long-term contract liabilities	252,505	253,906
Total liabilities	376,939	346,519
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 86,797 and 78,229 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	9	8
Additional paid-in capital	1,323,739	1,308,290
Accumulated other comprehensive income	711	764
Accumulated deficit	(1,018,973)	(895,422)
Total stockholders’ equity	305,486	413,640
Total liabilities and stockholders’ equity	$682,425	$760,159

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Collaboration revenue	$15,288	$—	$29,396	$—
Total revenue	15,288	—	29,396	—
Operating Expenses
Research and development	62,785	39,727	118,758	75,995
General and administrative	25,169	16,677	48,004	34,861
Total operating expenses	87,954	56,404	166,762	110,856
Loss from operations	(72,666)	(56,404)	(137,366)	(110,856)
Other Income (Expense)
Interest and other income	6,935	5,973	14,814	11,298
Interest expense	(391)	(406)	(773)	(804)
Total other income, net	6,544	5,567	14,041	10,494
Loss before income taxes	(66,122)	(50,837)	(123,325)	(100,362)
Income tax expense	—	—	226	—
Net Loss	$(66,122)	$(50,837)	$(123,551)	$(100,362)

Net loss per share, basic and diluted	$(0.75)	$(0.59)	$(1.41)	$(1.18)
Weighted average number of shares used in computing net loss per share, basic and diluted	87,586	86,635	87,501	85,270

Comprehensive Loss
Net loss	$(66,122)	$(50,837)	$(123,551)	$(100,362)
Other comprehensive income (loss)
Unrealized gain (loss) on short-term investments	(263)	353	(53)	808
Comprehensive Loss	$(66,385)	$(50,484)	$(123,604)	$(99,554)

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	78,229	$8	$1,308,290	$764	$(895,422)	$413,640
Share-based compensation expense	—	—	7,842	—	—	7,842
Issuance of common stock under equity plans	375	—	143	—	—	143
Exercise of pre-funded warrants	2,174	—	—	—	—	—
Other comprehensive income	—	—	—	210	—	210
Net loss	—	—	—	—	(57,429)	(57,429)
Balance as of March 31, 2025	80,778	8	1,316,275	974	(952,851)	364,406
Share-based compensation expense	—	—	6,949	—	—	6,949
Issuance of common stock under equity plans	101	—	515	—	—	515
Exercise of pre-funded warrants	5,918	1	—	—	—	1
Other comprehensive loss	—	—	—	(263)	—	(263)
Net loss	—	—	—	—	(66,122)	(66,122)
Balance as of June 30, 2025	86,797	$9	$1,323,739	$711	$(1,018,973)	$305,486

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	74,350	$7	$1,119,976	$(1,271)	$(721,439)	$397,273
Issuance of pre-funded warrants to purchase common stock, net of offering costs	—	—	122,726	—	—	122,726
Issuance of common stock, net of offering costs	1,377	1	23,087	—	—	23,088
Share-based compensation expense	—	—	8,512	—	—	8,512
Issuance of common stock under equity plans	454	—	2,555	—	—	2,555
Other comprehensive income	—	—	—	455	—	455
Net loss	—	—	—	—	(49,525)	(49,525)
Balance as of March 31, 2024	76,181	8	1,276,856	(816)	(770,964)	505,084
Share-based compensation expense	—	—	8,430	—	—	8,430
Issuance of common stock under equity plans	241	—	3,040	—	—	3,040
Other comprehensive income	—	—	—	353	—	353
Net loss	—	—	—	—	(50,837)	(50,837)
Balance as of June 30, 2024	76,422	$8	$1,288,326	$(463)	$(821,801)	$466,070

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net loss	$(123,551)	$(100,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	14,791	16,942
Amortization of premium and accretion of discounts on short-term investments, net	(5,182)	(6,819)
Depreciation expense	465	436
Non-cash interest expense	271	249
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(8,551)	275
Operating lease right-of-use and other long-term assets	(2,922)	770
Receivable from contracts with collaborators	(2,514)	—
Contract liabilities	23,763	—
Accounts payable and accrued expenses	2,098	(3,178)
Other long-term liabilities	628	313
Net cash used in operating activities	(100,704)	(91,374)

Investing Activities
Purchases of short-term investments	(383,314)	(356,736)
Maturities of short-term investments	342,596	304,666
Purchases of property and equipment	(1,750)	(100)
Net cash used in investing activities	(42,468)	(52,170)

Financing Activities
Proceeds from issuance of stock under equity plans	658	5,595
Proceeds from issuance of common stock and pre-funded warrants, net of offering costs	—	145,814
Net cash provided by financing activities	658	151,409
Net increase (decrease) in cash and cash equivalents	(142,514)	7,865
Cash and cash equivalents at beginning of period	224,462	37,318
Cash and cash equivalents at end of period	$81,948	$45,183

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, which includes the shares related to outstanding pre-funded warrants, but excludes other potential common stock equivalents. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little additional consideration, and are fully vested and exercisable. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period. As we have reported net loss for the three and six months ended June 30, 2025 and 2024, dilutive net loss per common share is the same as basic net loss per common share for those periods. Common stock equivalents outstanding are comprised of stock options, restricted stock units, performance-based restricted stock units, warrants and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Common stock equivalents outstanding at June 30, 2025 and 2024 totaling approximately 18,213,000 and 15,092,000, respectively, were excluded from the computation of dilutive weighted-average shares outstanding because their effect would be anti-dilutive.

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

3. Investments

We invest in available-for-sale securities consisting of U.S. Treasury securities, U.S. Agency bonds and money market funds. Available-for-sale securities are classified as either cash and cash equivalents or short-term investments on our unaudited condensed balance sheets.

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		June 30, 2025
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	1 or less	$23,872	$—	$—	$23,872

Short-term investments
U.S. Treasury securities	2 or less	503,037	756	(23)	503,770
U.S. Agency bonds	3 or less	45,032	10	(32)	45,010
Total short-term investments		548,069	766	(55)	548,780
Total		$571,941	$766	$(55)	$572,652

		December 31, 2024
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	1 or less	$200,024	$—	$—	$200,024

Short-term investments
U.S. Treasury securities	3 or less	497,172	766	—	497,938
U.S. Agency bonds	3 or less	4,997	—	(2)	4,995
Total short-term investments		502,169	766	(2)	502,933
Total		$702,193	$766	$(2)	$702,957

Short-term investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of June 30, 2025 and December 31, 2024, short-term investments of $423.6 million and $393.1 million, respectively, had maturities less than one year, short-term investments of $113.7 million and $97.3 million, respectively, had maturities between one to two years, and short-term investments of $11.5 million and $12.5 million, respectively, had maturities between two to three years. Realized gains and losses were de minimis for the three and six months ended June 30, 2025 and 2024.

As of June 30, 2025 and December 31, 2024, 40 available-for-sale securities with a fair market value of $247.5 million and two available-for-sale securities with a fair market value of $10.0 million, respectively, were in a gross unrealized loss position, none of which were in a continuous unrealized loss position for greater than 12 months. We do not intend to sell such available-for-sale securities, and it is not more likely than not that we will be required to sell such securities prior to recovery of their amortized cost basis. We have no allowance for credit losses as of June 30, 2025 and December 31, 2024. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss).

Accrued interest receivable on available-for-sale securities was $3.6 million and $3.3 million as of June 30, 2025 and December 31, 2024, respectively. We have not written off any accrued interest receivables for the six months ended June 30, 2025 and 2024.

4. Fair Value Measurements

As of June 30, 2025 and December 31, 2024, we had cash equivalents and short-term investments measured at fair value on a recurring basis.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$23,872	$23,872	$—	$—

Short-term investments
U.S. Treasury securities	503,770	503,770	—	—
U.S. Agency bonds	45,010	—	45,010	—
Total short-term investments	548,780	503,770	45,010	—
Total	$572,652	$527,642	$45,010	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$200,024	$200,024	$—	$—

Short-term investments
U.S. Treasury securities	497,938	497,938	—	—
U.S. Agency bonds	4,995	—	4,995	—
Total short-term investments	502,933	497,938	4,995	—
Total	$702,957	$697,962	$4,995	$—

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy.

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	June 30, 2025	December 31, 2024
Leasehold improvements	$4,099	$1,743
Laboratory and computer equipment	2,009	2,004
Furniture and fixtures	1,544	1,210
Property and equipment, gross	7,652	4,957
Less: accumulated depreciation	(3,740)	(3,275)
Property and equipment, net	$3,912	$1,682

Accounts payable and accrued expenses consisted of the following, in thousands:

	June 30, 2025	December 31, 2024
Accounts payable	$1,704	$1,469
Accrued clinical trial research and development expenses	20,897	14,267
Accrued other research and development expenses	15,781	11,938
Accrued compensation and benefits	10,029	17,508
Other accrued expenses	4,520	2,710
Income taxes payable	—	2,061
Total accounts payable and accrued expenses	$52,931	$49,953

6. Leases

We currently have four operating leases for administrative and research and development office and lab space in San Diego, California and Boston, Massachusetts that expire between October 2025 and May 2033. Under the terms of the operating leases, as each may be amended from time to time, we are required to pay our proportionate share of property taxes, insurance and normal maintenance costs. Three of our leases include renewal options for an additional five years, which were not included in the determination of the right of use, or ROU, asset or lease liability as the renewal was not reasonably certain at the inception of the lease. Our Boston lease, San Diego corporate headquarters lease, and San Diego lease for lab and office space provided for $1.4 million, $1.3 million and $0.1 million, respectively, in reimbursements for allowable tenant improvements and rent credits, which effectively reduced the total lease payments owed. Our new San Diego research and development, lab, and principal executive office space lease entered into in January 2025 and amended in June 2025 provides (i) $2.4 million in rent credits, and (ii) a $6.2 million tenant improvement allowance expected to be received during 2025.

Maturities of lease liabilities as of June 30, 2025 are as follows, in thousands:

Year Ending December 31,
2025 (remaining)	$1,101
2026	1,533
2027	3,658
2028	3,754
2029	3,853
Thereafter	11,169
Total lease payments	25,068
Less: imputed interest	(9,300)
Less: tenant improvement allowance reimbursements yet to be received	(5,916)
Total operating lease liabilities	$9,852

As of June 30, 2025 and December 31, 2024, the weighted-average discount rate was 12.2% and 11.4%, respectively, and the weighted-average remaining lease term was 6.4 years and 5.9 years, respectively. Total cash paid for amounts included in the measurement of operating lease liabilities, net of tenant improvement reimbursements, was $0.4 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively. Total cash paid for amounts included in the measurement of operating lease liabilities, net of tenant improvement reimbursements, for the six months ended June 30, 2025 and 2024 was approximately $0.9 million in both periods. For the six months ended June 30, 2025, $2.7 million of operating lease ROU assets were obtained in exchange for operating lease liabilities compared to none for the six months ended June 30, 2024. Total operating lease and rent expense for the three months ended June 30, 2025 and 2024 were approximately $0.8 million and $0.5 million, respectively. Total operating lease and rent expense for the six months ended June 30, 2025 and 2024 were approximately $1.6 million and $1.0 million, respectively.

7. Kyowa Kirin Collaboration and License Agreement

On November 20, 2024, we and Kyowa Kirin Co., Ltd. and Kyowa Kirin, Inc., or together Kyowa Kirin, entered into a Collaboration and License Agreement, or the Kyowa License Agreement, to develop and commercialize globally our product candidate, ziftomenib, a potent, selective oral menin inhibitor, for the treatment, diagnosis and prevention of patients with acute myeloid leukemia, or AML, and other hematologic malignancies, and if Kyowa Kirin exercises the Field Expansion Option (as defined below), the treatment, diagnosis and prevention of all cancers, or collectively the Field.

We will lead all development, manufacturing, and regulatory activities and commercial strategy development for ziftomenib in the United States based on a development plan and budget mutually agreed upon with Kyowa Kirin and under the oversight of a joint steering committee and applicable subcommittees. In accordance with the development plan, we plan to conduct multiple phase 2 and phase 3 clinical trials of ziftomenib, as a monotherapy and in combination with other therapies, in AML and other hematologic malignancies over the next several years. The activities required by the development plan will be allocated to and conducted by both us and Kyowa Kirin. We will fund the specified development activities set forth in the initial development plan that are planned to be conducted prior to the end of 2028, and we will share with Kyowa Kirin equally (50/50) all development costs for all other development activities in the United States that are to be included in the development plan, including clinical trials and post-marketing commitments that are reasonably necessary for obtaining or maintaining regulatory approval of ziftomenib in the United States, or Development Services. In addition, we will conduct certain specified development and manufacturing activities outside the scope of the development plan at our sole cost and expense. Following regulatory approval, we will commercialize and record sales of ziftomenib in the United States, and Kyowa Kirin will have the right and responsibility to co-promote ziftomenib for up to a certain percentage of the details in the United States. In collaboration with Kyowa Kirin, we will perform commercialization activities, or Commercialization Services, in accordance with a co-created U.S. territory commercialization plan and budget. The parties will share equally all costs and expenses for, and profits or losses from, the commercialization of ziftomenib in the United States. On June 27, 2025, we entered into a co-promotion and medical affairs agreement with Kyowa Kirin, Inc., or the Kyowa Co-Promotion Agreement, to co-promote and perform medical affairs activities with respect to ziftomenib for the treatment of patients with AML and other hematologic malignancies in the United States, and solely if Kyowa Kirin exercises its field expansion option under the Kyowa License Agreement, all approved indications for ziftomenib in the United States that are licensed under the Kyowa License Agreement. The Kyowa Co-Promotion Agreement was determined to be a separate contract from the Kyowa License Agreement for purposes of revenue recognition and reporting.

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

We are responsible for the global manufacture and supply of ziftomenib necessary for the development and commercialization activities described above, pursuant to the terms of a clinical supply agreement entered into effective as of March 31, 2025, which was determined to be a separate contract from the Kyowa License Agreement for purposes of revenue recognition and reporting. Kyowa Kirin has the right to request that we conduct a manufacturing technology transfer and to take over the responsibility of commercial supply of ziftomenib outside the United States.

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

The Kyowa License Agreement will remain in effect in the United States until the latest of expiration of all valid claims of our patent rights licensed to Kyowa Kirin, expiration of the last-to-expire regulatory exclusivity or ten years after first commercial sale. The Kyowa License Agreement will remain in effect outside the United States until the expiration of the last-to-expire Royalty Term. Either party may terminate the Kyowa License Agreement for uncured material breach by or insolvency of the other party. Kyowa Kirin may terminate the Agreement for convenience upon twelve months’ prior written notice. In addition, Kyowa Kirin has the right to terminate the Kyowa License Agreement with a shorter specified notice period upon the occurrence of a material adverse regulatory event or certain other specified events. We may terminate the Kyowa License Agreement if Kyowa Kirin or any of its affiliates or sublicensees challenges the validity or enforceability of any of the patent rights licensed to Kyowa Kirin by us.

Based on our analysis of the key terms and activities required by the Kyowa License Agreement summarized above and given the involvement by both parties, we assessed the criteria under Topic 808 and concluded that both parties participate in a joint operating activity, are active participants, and are exposed to significant risks and rewards dependent on the commercial success of the activities. Therefore, the Kyowa License Agreement was determined to be within the scope of Topic 808.

We evaluated each of the required promised goods and services and determined the Kyowa License Agreement contains multiple units of account comprised of the License, Development Services related to monotherapy and in combination with other therapies, and Commercialization Services. The License is a unit of account under the scope of Topic 606 as it is reflective of a typical vendor-customer relationship, while the Development Services and Commercialization Services are under the scope of Topic 808 due to the joint participation in the services being performed and these services not being reflective of a typical vendor-customer relationship. However, we determined that Topic 606 was the most appropriate accounting model to apply by analogy to the recognition and measurement of these units of account.

As of June 30, 2025, we determined the transaction price to be $375.0 million, comprised of the upfront fixed payment of $330.0 million and the $45.0 million unconstrained milestone in the first quarter of 2025 related to the U.S. Food and Drug Administration's confirmation of receipt of our new drug application for ziftomenib for the treatment of adult patients with relapsed or refractory AML with an NPM1 mutation. All other variable consideration related to milestones have been fully constrained due to development, regulatory, or other factors that caused us to determine that it was not probable that a significant reversal of revenue would not occur as of June 30, 2025. We will recognize any royalties or sales-based milestones related to the License granted to Kyowa Kirin when the associated sales occur, and relevant sales-based thresholds are met. As of June 30, 2025, no royalties or sales-based milestones have been recognized.

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

We recognized $49.8 million of revenue allocated to the License at a point in time and upon transfer in November 2024. As of June 30, 2025, consideration allocated to the Development Services for monotherapy and in combination with other therapies was $57.6 million and $90.2 million, respectively, and to Commercialization Services was $177.4 million. The allocated consideration is being recognized over time using a cost-to-cost measure of progress. We estimated the total cost expected to perform the required activities and measured the progress towards completion of each of these obligations at the reporting period. For the three and six months ended June 30, 2025, we recognized $6.1 million and $12.7 million of revenue from Development Services for monotherapy, respectively, $3.1 million and $5.4 million of revenue from Development Services in combination with other therapies, respectively, and $1.6 million and $3.1 million of revenue from Commercialization Services, respectively. For the three and six months ended June 30, 2025, we also recognized $4.5 million and $8.2 million of revenue, respectively, from cost-share reimbursements owed to us by Kyowa Kirin, and the related receivable was included in receivable from contracts with collaborators on the unaudited condensed balance sheet as of June 30, 2025.

As of June 30, 2025, the contract liability amount of $301.9 million represents the aggregate transaction price allocated to performance obligations that are unsatisfied under the Kyowa License Agreement, $49.4 million was classified as current contract liabilities, which represents the portion of the Development Services and Commercialization Services expected to be provided over the next year, and the remaining contract liability balance of $252.5 million was classified as long-term contract liabilities.

8. Stockholders’ Equity

In January 2024, we completed a private placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share), or the Private Placement. Net proceeds from the Private Placement, after deducting expenses, were approximately $145.8 million. The common stock and pre-funded warrants met the accounting standards guidance for equity classification, and proceeds were allocated between common stock and pre-funded warrants based on their relative fair value. As of June 30, 2025, pre-funded warrants to purchase 6,478,301 of such shares of common stock from the Private Placement had been exercised and 840,585 remained outstanding.

In November 2023, we entered into a Sales Agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

9. Share-Based Compensation

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$2,714	$3,763	$6,041	$7,648
General and administrative	4,235	4,667	8,750	9,294
Total share-based compensation expense	$6,949	$8,430	$14,791	$16,942

As of June 30, 2025, unrecognized estimated compensation expense related to stock options and restricted stock units was approximately $43.7 million and $14.1 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.8 years and 2.9 years for stock options and restricted stock units, respectively. As of June 30, 2025, 1,163,300 performance-based restricted stock units, or PSUs, were outstanding. The PSUs vest in six equal tranches upon the achievement of certain milestones and service conditions. As of June 30, 2025, we determined that the vesting of the PSUs was not probable and have not included the PSUs in share-based compensation expense or unrecognized estimated compensation expense.

10. Segment Reporting

Our CODM manages our operations on an integrated basis for the purpose of allocating resources. When evaluating our financial performance, the CODM regularly reviews total revenues, total expenses, and research and development expenses by project and the CODM makes decisions using this information.

The table below is a summary of the segment profit or loss, including significant expenses, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$15,288	$—	$29,396	$—
Less:
Ziftomenib-related costs	37,584	18,847	67,531	33,342
KO-2806-related costs	6,141	3,900	11,376	7,848
Tipifarnib-related costs	1,166	1,673	2,136	2,839
Discovery stage program-related costs	1,490	1,713	3,579	3,181
Research and development personnel costs and other expenses	13,690	9,831	28,095	21,137
Share-based compensation expense	6,949	8,430	14,791	16,942
Other segment expenses(1)	20,934	12,010	39,254	25,567
Total operating expenses	87,954	56,404	166,762	110,856
Other income (expenses)
Interest and other income	6,935	5,973	14,814	11,298
Interest expense	(391)	(406)	(773)	(804)
Income tax expense	—	—	(226)	—
Segment and net loss	$(66,122)	$(50,837)	$(123,551)	$(100,362)

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

Our lead product candidate is ziftomenib, a selective investigational inhibitor of the menin-KMT2A protein-protein interaction. We are developing ziftomenib for the treatment of genetically defined subsets of acute leukemias, including acute myeloid leukemia, or AML, and acute lymphoblastic leukemia, or ALL. In November 2024, we and Kyowa Kirin Co., Ltd. and Kyowa Kirin, Inc., or together Kyowa Kirin, entered into a collaboration and license agreement, or the Kyowa License Agreement, to develop and commercialize globally ziftomenib for the treatment of patients with AML and other hematologic malignancies, which may be expanded into other indications at the option of Kyowa Kirin, subject to certain conditions. On June 27, 2025, we entered into a co-promotion and medical affairs agreement with Kyowa Kirin, Inc., or the Kyowa Co-Promotion Agreement, to co-promote and perform medical affairs activities with respect to ziftomenib for the treatment of patients with AML and other hematologic malignancies in the United States, and solely if Kyowa Kirin exercises its field expansion option under the Kyowa License Agreement, all approved indications for ziftomenib in the United States that are licensed under the Kyowa License Agreement. In addition to hematologic malignancies, we also are exploring the use of ziftomenib for the treatment of gastrointestinal stromal tumors, or GIST, and ziftomenib and our next-generation menin inhibitors for use in other indications, including diabetes and other cardiometabolic disorders and certain solid tumors.

Our second product candidate is KO-2806, a selective investigational farnesyl transferase inhibitor, or FTI, which we are evaluating as a monotherapy and as a companion inhibitor to certain targeted therapies in large solid tumor indications, including renal cell carcinoma, or RCC, and KRASG12C-mutant non-small cell lung cancer, or NSCLC.

Our third product candidate, tipifarnib, is a selective investigational FTI, which we are evaluating in combination with alpelisib, a PI3 kinase alpha, or PI3Kalpha, inhibitor, in patients with head and neck squamous cell carcinoma, or HNSCC, whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification.

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

On March 31, 2025, we submitted to the FDA a new drug application, or NDA, for ziftomenib for the treatment of adult patients with relapsed or refractory AML with an NPM1 mutation. The NDA is based on the results from the Phase 2 portion of the KOMET-001 trial. On June 1, 2025, we and Kyowa Kirin announced that the FDA accepted our NDA, granted Priority Review of the NDA and assigned a Prescription Drug User Fee Act, or PDUFA, target action date of November 30, 2025.

On June 2, 2025, we presented positive pivotal data from the Phase 1b and Phase 2 portions of the KOMET-001 trial at the 2025 American Society of Clinical Oncology, or ASCO, Annual Meeting. The KOMET-001 Phase 2 population included 92 adult patients with relapsed or refractory NPM1-mutant AML. A complete remission, or CR, plus CR with partial hematological recovery, or CRh, rate of 23% was observed among patients with relapsed or refractory NPM1-mutant AML in the Phase 2 portion of the trial. Comparable CR/CRh rates and clinically meaningful minimal residual disease, or MRD, negative responses were observed across pre-specified subgroups, regardless of prior hematopoietic stem cell transplantation, or HSCT, prior treatment with venetoclax or FLT3/IDH co-mutations. The safety population included 112 adult patients with relapsed or refractory NPM1-mutant AML from the pooled Phase 1b and Phase 2 portions of the KOMET-001 trial. The safety profile observed with ziftomenib in this population was consistent with previously reported data. Treatment-related adverse events, or TRAEs, led to treatment discontinuations in 3% of patients. TRAEs of Grade ≥3 that occurred in more than 10% of patients were limited to differentiation syndrome, or DS, which was well managed by protocol-specified mitigation strategies and no Grade 4/5 treatment-related DS was observed. No clinically meaningful QTc prolongation was observed.

We delivered an encore presentation of the KOMET-001 data at the 2025 European Hematology Association Congress, or EHA, on June 13, 2025.

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

On June 12, 2025, we presented positive data at EHA from the KOMET-007 Phase 1b expansion cohort evaluating ziftomenib in combination with 7+3 in newly diagnosed patients with NPM1-mutant or KMT2A-rearranged AML. In the ongoing study, ziftomenib dosed once daily at 600 mg in combination with 7+3 continued to demonstrate robust and evolving clinical activity in patients with newly diagnosed AML. Among 71 response-evaluable patients, 93% of patients with NPM1-mutant AML and 89% of patients with KMT2A-rearranged AML achieved a composite complete remission, or CRc, at the time of data cutoff. A rate of CR-MRD negativity of 71% for patients with NPM1-mutant AML with a median time to MRD negativity of 4.7 weeks and a rate of CR-MRD negativity of 88% for patients with KMT2A-rearranged AML with a median time to MRD negativity of 4.4 weeks were observed. Ninety-six percent of patients with NPM1-mutant AML and 88% of patients with KMT2A-rearranged AML remained alive and on study as of the data cutoff.

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

The registrational KOMET-017-IC (Intensive Chemotherapy) trial will evaluate the combination of ziftomenib with induction chemotherapy (7+3) in patients with newly diagnosed NPM1-mutant or KMT2A-rearranged AML. Patients will be randomized to receive ziftomenib or placebo, in combination with standard induction, consolidation chemotherapy and post-consolidation maintenance. The KOMET-017-IC trial will assess MRD-negative CR and event-free survival as dual-primary endpoints to support potential U.S. accelerated approval and full approval, respectively. We expect to initiate the KOMET-017-IC trial in the second half of 2025. Based on our current assumptions, we believe we may have topline results from the MRD-negative CR accelerated endpoint in the intensive chemotherapy setting in 2028.

The registrational KOMET-017-NIC (Non-Intensive Chemotherapy) trial will evaluate the combination of ziftomenib with venetoclax plus azacitidine in patients with newly diagnosed NPM1-mutant AML who are unfit to receive intensive chemotherapy. The KOMET-017-NIC trial will assess CR and overall survival as dual-primary endpoints to support potential U.S. accelerated approval and full approval, respectively. Patients will be randomized to receive ziftomenib or placebo, in combination with venetoclax and azacitidine. We expect to initiate the KOMET-017-NIC trial in the second half of 2025.

Ziftomenib in Other Acute Leukemia Indications

On April 21, 2025, the Leukemia & Lymphoma Society, or LLS, announced that the first patient has received treatment in a Phase 1 subtrial of LLS’s Pediatric Acute Leukemia Master Clinical Trial, or the PedAL Subtrial. The PedAL Subtrial is investigating ziftomenib in combination with chemotherapy in pediatric patients with relapsed or refractory KMT2A-rearranged, NUP98-rearranged or NPM1-mutant acute leukemia. Under the terms of our collaboration agreement with LLS and the Princess Máxima Center for Pediatric Oncology, or Máxima, for the PedAL Subtrial, LLS serves as the coordinating sponsor in North America, Máxima serves as the coordinating sponsor in Europe, and we supply ziftomenib and funding.

Ziftomenib in Gastrointestinal Stromal Tumors

On April 28, 2025, we announced that we dosed the first patients in a Phase 1 trial evaluating ziftomenib in combination with imatinib in patients with advanced GIST after imatinib failure, which we refer to as the KOMET-015 trial. Enrollment in the KOMET-015 trial is ongoing.

Next-Generation Menin Inhibitors

We continue to make progress toward multiple next-generation menin inhibitor drug candidates. We have nominated a next-generation menin inhibitor for evaluation in diabetes.

KO-2806

We are evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary antitumor activity of KO-2806, our next-generation FTI, when administered as a monotherapy and in combination with other targeted therapies in a Phase 1 first-in-human trial, which we call the FIT-001 trial. Preliminary data from the FIT-001 trial for KO-2806 as a monotherapy have been accepted for poster presentation at the European Society for Medical Oncology, or ESMO, Congress taking place in Berlin, Germany in October 2025.

The FIT-001 trial includes multiple cohorts to evaluate KO-2806 in combination with other targeted therapies in large solid tumor indications, including cabozantinib in RCC and adagrasib in KRASG12C-mutated NSCLC. Under the terms of a clinical collaboration agreement with Mirati Therapeutics, Inc., or Mirati, a wholly owned subsidiary of Bristol Myers Squibb, Mirati supplies us with adagrasib, a KRASG12C inhibitor, for the NSCLC combination cohort of the FIT-001 trial, and we sponsor the trial. Enrollment in the dose escalation portions of the RCC and NSCLC cohorts is ongoing. We expect to initiate one or more expansion cohorts for the combination of KO-2806 with cabozantinib in advanced RCC in the second half of 2025. Preliminary data from the cabozantinib combination portion of the FIT-001 trial have been accepted for poster presentation at the ESMO Congress in October 2025.

Tipifarnib

We have completed enrollment and dose escalation in our Phase 1/2 trial of tipifarnib and alpelisib in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification, or the KURRENT-HN trial. We continue to evaluate whether the safety, tolerability and clinical activity observed in KURRENT-HN support development and commercialization of the combination of KO-2806 and a PI3Kalpha inhibitor in HNSCC and other PI3Kalpha-driven solid tumors. Data from the KURRENT-HN trial have been accepted for poster presentation at the ESMO Congress in October 2025.

Liquidity Overview

As of June 30, 2025, we had cash, cash equivalents and short-term investments of $630.7 million.

In November 2024, we entered into the Kyowa License Agreement to develop and commercialize globally ziftomenib for the treatment of patients with AML and other hematologic malignancies, which may be expanded into other indications at the option of Kyowa Kirin, subject to certain conditions. In exchange for the licenses and rights granted to Kyowa Kirin to participate in the development and commercialization of ziftomenib, we received an upfront payment of $330.0 million. The FDA’s confirmation of receipt of our submission of the NDA for ziftomenib for the treatment of adult patients with relapsed or refractory AML with an NPM1 mutation triggered a milestone payment from Kyowa Kirin under the Kyowa License Agreement in the amount of $45.0 million, which was paid in the second quarter of 2025.

In January 2024, we completed a private placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share), or the Private Placement. Net proceeds from the Private Placement, after deducting expenses, were approximately $145.8 million. As of June 30, 2025, pre-funded warrants to purchase 6,478,301 of such shares of common stock from the Private Placement had been exercised and 840,585 remained outstanding.

In November 2023, we entered into a sales agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

To date, we have not generated any revenues from product sales, and we do not have any approved products. Since our inception, we have funded our operations primarily through equity and debt financings and revenues under the Kyowa License Agreement. We anticipate that we will require significant additional financing in the future to continue to fund our operations as discussed more fully below under the heading “Liquidity and Capital Resources.”

Financial Operations Overview

Revenue from Collaborations and Licenses

We generate revenue primarily through collaboration and license agreements, such as the Kyowa License Agreement. Such agreements may require us to deliver various rights and/or services, including intellectual property rights or licenses and research, development and other services. Under such agreements, we are generally eligible to receive non-refundable upfront payments, funding for research, development and other services, milestone payments, and royalties.

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

Research and Development Expenses

We focus on the research and development of our pipeline programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of June 30, 2025, we had no in-licensed technologies that had alternative future uses in research and development projects or otherwise.

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

Other Income, Net

Other income, net consists primarily of interest income and interest expense.

Results of Operations

The following table sets forth our results of operations for the periods presented, in thousands:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Change	2025	2024	Change
Collaboration revenue	$15,288	$—	$15,288	$29,396	$—	$29,396
Research and development expenses	62,785	39,727	23,058	118,758	75,995	42,763
General and administrative expenses	25,169	16,677	8,492	48,004	34,861	13,143
Other income, net	6,544	5,567	977	14,041	10,494	3,547

Comparison of the Three Months Ended June 30, 2025 and 2024

Collaboration Revenue. We recognized collaboration revenue of $15.3 million for the three months ended June 30, 2025 related to services performed under the Kyowa License Agreement.

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended
	June 30,
	2025	2024	Change
Ziftomenib-related costs	$37,584	$18,847	$18,737
KO-2806-related costs	6,141	3,900	2,241
Tipifarnib-related costs	1,166	1,673	(507)
Discovery stage program-related costs	1,490	1,713	(223)
Personnel costs and other expenses	13,690	9,831	3,859
Share-based compensation expense	2,714	3,763	(1,049)
Total research and development expenses	$62,785	$39,727	$23,058

The increase in ziftomenib-related research and development expenses for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to increases in costs related to our registration-directed clinical trial of ziftomenib and the ziftomenib combination trials. The increase in KO-2806-related research and development expenses for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to increased costs related to our Phase 1 clinical trial. The increase in personnel costs and other expenses for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to increases in headcount costs to support our ongoing clinical trials. We expect our research and development expenses to increase in future periods as we continue clinical development activities for our ziftomenib and FTI programs.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to increases in pre-commercial planning expenses and personnel costs. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development and pre-commercial activities.

Other income, net. The increase in other income, net for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to an increase in interest income.

Comparison of the Six Months Ended June 30, 2025 and 2024

Collaboration Revenue. We recognized collaboration revenue of $29.4 million for the six months ended June 30, 2025 related to services performed under the Kyowa License Agreement.

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Six Months Ended
	June 30,
	2025	2024	Change
Ziftomenib-related costs	$67,531	$33,342	$34,189
KO-2806-related costs	11,376	7,848	3,528
Tipifarnib-related costs	2,136	2,839	(703)
Discovery stage program-related costs	3,579	3,181	398
Personnel costs and other expenses	28,095	21,137	6,958
Share-based compensation expense	6,041	7,648	(1,607)
Total research and development expenses	$118,758	$75,995	$42,763

The increase in ziftomenib-related research and development expenses for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to increases in costs related to our registration-directed clinical trial of ziftomenib and the ziftomenib combination trials. The increase in KO-2806-related research and development expenses for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to increased costs related to our Phase 1 clinical trial. The increase in personnel costs and other expenses for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to increases in headcount costs to support our ongoing clinical trials.

General and Administrative Expenses. The increase in general and administrative expenses for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to increases in pre-commercial planning expenses and personnel costs.

Other income, net. The increase in other income, net for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to an increase in interest income.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings and through revenues under the Kyowa License Agreement. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities and, more recently, to building out our commercial capabilities and infrastructure.

In November 2024, we entered into the Kyowa License Agreement to develop and commercialize globally ziftomenib for the treatment of patients with AML and other hematologic malignancies, or the Field. In exchange for the licenses and rights granted to Kyowa Kirin to participate in the development and commercialization of ziftomenib, we received an upfront payment of $330.0 million and are eligible to receive up to an additional $933.0 million in development, regulatory and commercial milestone payments for the Field, including the $45.0 million milestone payment triggered by the FDA’s confirmation of receipt of our NDA submission.

In January 2024, we completed the Private Placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share). Net proceeds from the Private Placement, after deducting expenses, were approximately $145.8 million. As of June 30, 2025, pre-funded warrants to purchase 6,478,301 of such shares of common stock from the Private Placement had been exercised and 840,585 remained outstanding.

In November 2023, we entered into the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

In November 2022, we entered into a loan and security agreement, or the Loan Agreement, with several banks and other financial institutions or entities party thereto, or collectively the Lenders, and Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, providing for up to $125.0 million in a series of term loans, or Term Loans. Under the terms of the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million tranche of Term Loans. The remaining tranches of Term Loans expired without us drawing down such additional loans. The Term Loans have a maturity date of November 2, 2027, or the Maturity Date. Repayment of the Term Loans is interest only through November 1, 2025, with the satisfaction of the Interest Only Milestone 2 Conditions (as defined in the Loan Agreement). After the interest-only payment period, borrowings under the Loan Agreement are repayable in monthly payments of principal and accrued interest until the Maturity Date. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%.

At our option, we may prepay all or any portion of the outstanding Term Loans at any time. Prepayments made on or prior to the third anniversary of the date of the Loan Agreement will be subject to a prepayment fee equal to 1.50% of the principal amount being prepaid. In addition, we paid a facility charge of approximately $0.1 million upon closing and an additional approximately $0.2 million of facility charges in November 2023 due to the availability of the second tranche of the Term Loans. The Loan Agreement also contains an end of term fee in an amount equal to approximately $1.5 million (which is 6.05% of the maximum amount of the first tranche of loans), which is due and payable on the earliest to occur of (i) the Maturity Date, (ii) the date we prepay the outstanding loans in full, and (iii) the date that the secured obligations become due and payable. Our obligations under the Loan Agreement are secured by substantially all of our assets other than our intellectual property, but including proceeds from the sale, licensing or other disposition of our intellectual property. As part of the Loan Agreement, we are subject to certain negative covenants, which, among other things, prohibit us from selling, transferring, assigning, mortgaging, pledging, leasing, granting a security interest in or otherwise encumbering our intellectual property, subject to limited exceptions.

We have incurred operating losses and negative cash flows from operating activities since inception. As of June 30, 2025, we had an accumulated deficit of $1.0 billion. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing and distribution are not the responsibility of collaborators or potential collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of June 30, 2025, we had cash, cash equivalents and short-term investments of $630.7 million. Based on our current plans, we believe that our cash, cash equivalents and short-term investments as of June 30, 2025 will be sufficient to enable us to fund our current operating expenses into 2027, and combined with anticipated collaboration funding under the Kyowa License Agreement, should support our ziftomenib AML program through commercialization in the frontline combination setting. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, collaborations, strategic partnerships or licensing arrangements, such as the Kyowa License Agreement. Additional capital may not be available on reasonable terms, if at all. Subject to limited exceptions, our term loan facility also prohibits us from incurring indebtedness without the prior written consent of the Lenders. To the extent that we raise additional capital through the sale of stock or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, such as the Kyowa License Agreement, we may have to relinquish valuable rights to our product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be unable to carry out our business plan. As a result, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our product candidates even if we would otherwise prefer to develop and commercialize such product candidates ourselves, and our business, financial condition and results of operations would be materially adversely affected.

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Six Months Ended June 30,
	2025	2024	Change
Net cash used in operating activities	$(100,704)	$(91,374)	$(9,330)
Net cash used in investing activities	(42,468)	(52,170)	9,702
Net cash provided by financing activities	658	151,409	(150,751)

Operating Activities. The increase of $9.3 million in net cash used in operating activities for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to an increase of $23.2 million in net loss, offset by changes of $14.3 million in operating assets and liabilities.

Investing Activities. The decrease of $9.7 million in net cash used in investing activities for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to an increase of $37.9 million in maturities of short-term investments, offset by an increase of $26.6 million in purchases of short-term investments.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2025 related to proceeds of $0.1 million from the issuance of shares of common stock under our equity plans. Net cash provided by financing activities for the six months ended June 30, 2024 primarily related to net proceeds of approximately $145.8 million from the sale of shares of our common stock and pre-funded warrants to purchase shares of our common stock in our Private Placement and proceeds of $2.6 million from the issuance of shares of common stock under our equity plans.

Contractual Obligations and Commitments

We have borrowed $10.0 million of Term Loans under our Loan Agreement, which requires us to make principal and interest payments. The Term Loans are subject to variable changes in the per annum interest rate, which is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%. In addition, an end of term fee will be due in an amount equal to approximately $1.5 million (which is 6.05% of the maximum amount of the first tranche of loans), payable on the earliest of the Maturity Date, acceleration or prepayment of the Term Loans.

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

Pursuant to our in-license agreements, we have milestone or contractual payment obligations contingent upon the achievement of certain milestones or events. We may be required to pay up to approximately $78.8 million in milestone payments, plus additional sales royalties and sublicense fees, in the event that regulatory and commercial milestones under the in-license agreements are achieved. Our in-license agreements are cancelable by us with written notice within 180 days or less.

Under the Kyowa License Agreement, we will be funding the specified development activities included in the development plan that are planned to be conducted prior to the end of 2028, and we will share equally (50/50) with Kyowa Kirin all development costs for all other development activities in the United States included in the development plan (including the costs of future trials conducted under the development plan in the United States). We will share equally with Kyowa Kirin in any potential profits and losses arising from the commercialization of ziftomenib in the United States for the existing Field and, if Kyowa Kirin exercises its option to expand the licensed Field, the expanded Field.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the short-term investments to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in U.S. Treasury securities, money market funds and U.S. Agency bonds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our short-term investments without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the unaudited condensed statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on June 30, 2025, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

We are also subject to interest expense fluctuations through our Term Loans which, as of June 30, 2025, bear interest at a rate equal to the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%, and are therefore exposed to changes in interest rates through their maturity date in November 2027. For interest expense, we do not believe that an increase or decrease in the interest rate would have a significant impact on the unaudited condensed statements of operations and comprehensive loss. We believe that should a 10.0% change in the interest rate were to have occurred on June 30, 2025, this change would not have had a material effect on interest expense as of that date.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
Our collaboration with Kyowa Kirin is important to our business. If Kyowa Kirin ceases development efforts under the Kyowa License Agreement, or if the Kyowa License Agreement is terminated, we may not receive future milestone payments or royalties under the Kyowa License Agreement and our business could be adversely affected. If Kyowa Kirin does not fulfill its obligations under the Kyowa Co-Promotion Agreement, our business could be adversely affected.
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
•
We are currently building a limited marketing, sales and distribution infrastructure. If we are unable to fully develop our sales capabilities or enter into agreements with third parties to sell or market our product candidates if they obtain regulatory approval, we may not be able to effectively sell or market our product candidates, if approved, or generate product revenues.
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

Risks Related to the Discovery and Development of Our Product Candidates

We are highly dependent on the success of our lead product candidate, ziftomenib, which is still in clinical development, and we cannot give any assurance that ziftomenib or any of our other product candidates will receive regulatory approval, which is necessary before they can be commercialized. Even if our product candidates receive regulatory approval and are commercialized, they may be less competitive and generate less revenue than we anticipate.*

Our future success is highly dependent on obtaining regulatory approval for, and then successfully commercializing, our lead product candidate, ziftomenib. Our business depends entirely on the successful development and commercialization of our product candidates. We have not completed the development of any product candidates; we currently generate no revenues from sales of any product, and we have not demonstrated that we can successfully develop a marketable product. Although we submitted, and the FDA has accepted, our NDA seeking approval for ziftomenib for the treatment of adult patients with relapsed or refractory AML with an NPM1 mutation, there can be no assurance that the FDA will approve the NDA. We may receive a complete response letter rather than approval of the NDA at the conclusion of the FDA’s review.

We may subsequently learn of certain information or data that the FDA may request, which may necessitate conducting additional preclinical studies or generating additional information at significant cost in terms of both time and expense, including under a clinical hold imposed on an investigational new drug application. For example, if the FDA does not believe we have sufficiently demonstrated that the selected doses for our investigational products maximize not only the efficacy of the investigational product, but the safety and tolerability as well, our ability to initiate new studies may be delayed. Even if we conducted the additional studies or generated the additional information requested, the FDA could disagree that we have satisfied their requirements, all of which will cause significant delays and expense to our programs.

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

We have not previously received marketing approval for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval for any indication. Although we submitted an NDA to the FDA for ziftomenib for the treatment of relapsed or refractory NPM1-mutant AML in the first quarter of 2025, and the FDA accepted such NDA in the second quarter of 2025, we cannot anticipate whether or when we will seek regulatory review of a product candidate for any other indications. If we do not receive regulatory approvals for and successfully commercialize any of our product candidates on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one of our product candidates, our revenues may be dependent, in part, on our third-party collaborator’s ability to co-commercialize such product candidate or to commercialize the companion diagnostic for such product candidate, as applicable. Further, our revenues may be dependent on the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the market opportunities for the treatment of NPM1-mutant AML, KMT2A-rearranged AML, solid tumor indications and other diseases are not as significant as we estimate, our business and prospects may be harmed.

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

We have observed serious adverse events in conducting clinical trials of our product candidates. The most common treatment-related serious adverse event observed to date with ziftomenib, occurring in more than 10% of patients, is DS. No Grade 4/5 treatment-related DS has been observed in patients with NPM1-mutant AML treated with ziftomenib. Other treatment-related serious adverse events observed with ziftomenib, occurring in fewer than 10% of patients, include febrile neutropenia, leukocytosis, dyspnea, pulmonary embolism, diarrhea and increased white blood cell count.

Our FIT-001 trial represents the first time our KO-2806 compound has been tested in humans. To date, treatment-related serious adverse events have been reported in fewer than 5% of patients treated with KO-2806, and have been limited to neutropenia, thrombocytopenia and myalgia.

Tipifarnib has been studied in more than 5,000 oncology patients and generally has been well tolerated and exhibited a manageable side effect profile. The most common treatment-related serious adverse event observed in our clinical trials of tipifarnib has been nausea, reported in approximately 5% of patients.

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

Risks Related to Our Financial Position and Need for Additional Capital

We expect to incur losses over the next several years and may never achieve or maintain profitability.*

To date, we have financed our operations primarily through equity and debt financings and through revenues under the Kyowa License Agreement. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially if and as we:

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

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.*

We are a clinical-stage company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical, clinical and regulatory development of our product candidates, conducting pre-commercial and diagnostic related activities for our product candidates, preparing our NDA submission for ziftomenib for the treatment of adult patients with relapsed or refractory AML with an NPM1 mutation, interacting with the FDA as it reviews our NDA and preparing for potential commercialization activities. We have not yet demonstrated our ability to successfully complete clinical trials or the development of companion diagnostics in support of FDA approval, obtain marketing approvals, manufacture a product at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Medicines, on average, take 10 to 15 years to be developed from the time they are discovered to the time they receive marketing approval. Consequently, any predictions you make about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors as we transition from a company with a research and development focus to a company capable of supporting commercial activities, and we may not be successful in such a transition.

We may need to obtain substantial additional capital in connection with our continuing operations. If we are required to raise additional capital, doing so may cause dilution to our stockholders, restrict our operations or require us to relinquish certain rights to our technologies or product candidates.*

If we need to raise additional capital in connection with our continuing operations, we would expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic partnerships or licensing arrangements. Additional capital may not be available on reasonable terms, if at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of our stockholders as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, such as our Kyowa License Agreement, we may have to relinquish valuable rights to our product candidates, including our other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. As a result of the global pandemics, bank failures, actual or perceived changes in interest rates, current or future tariffs, and economic inflation, the global financial markets have experienced volatility and uncertainty. There can be no assurance that further volatility and uncertainty in the financial markets and declining confidence in economic conditions will not occur. If financial markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

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

Risks Related to Our Dependence on Third Parties

Our collaboration with Kyowa Kirin is important to our business. If Kyowa Kirin ceases development efforts under the Kyowa License Agreement, or if the Kyowa License Agreement is terminated, we may not receive future milestone payments or royalties under the Kyowa License Agreement and our business could be adversely affected. If Kyowa Kirin does not fulfill its obligations under the Kyowa Co-Promotion Agreement, our business could be adversely affected.*

We are dependent upon Kyowa Kirin for the development, regulatory activities and commercial strategy of ziftomenib outside the United States. Additionally, Kyowa Kirin is responsible for half of all costs and expenses for the commercialization of ziftomenib in the United States. Under the Kyowa Co-Promotion Agreement, Kyowa Kirin has the right and responsibility to co-promote ziftomenib in the United States and is obligated to meet minimum detailing requirements using sales representatives meeting specific qualifications. If Kyowa Kirin does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, regulatory approval, and commercialization efforts related to ziftomenib could be delayed or terminated.

Disagreements between us and Kyowa Kirin regarding clinical development and commercialization matters could lead to delays in the development or commercialization of ziftomenib and, in some cases, termination of the Kyowa License Agreement and the Kyowa Co-Promotion Agreement. Kyowa Kirin may terminate the Kyowa License Agreement for convenience upon 12 months’ prior written notice. In addition, Kyowa Kirin has the right to terminate the Kyowa License Agreement with a shorter specified notice period upon the occurrence of a material adverse regulatory event or certain other specified events. The Kyowa Co-Promotion Agreement will automatically terminate upon termination of the Kyowa License Agreement.

If our collaboration does not result in the successful development and commercialization of ziftomenib, or if Kyowa Kirin terminates the Kyowa License Agreement, we may not receive any future milestone or royalty payments under the Kyowa License Agreement. In addition, any termination of the Kyowa License Agreement or the Kyowa Co-Promotion Agreement by Kyowa Kirin could affect our ability to further develop ziftomenib or adversely affect how we are perceived in scientific and financial communities. If any of these occur, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

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

Some of our manufacturers and suppliers are located in China. Recent developments in international trade policies, including restrictions and tariffs, may restrict our ability to work with certain of our manufacturers and suppliers or otherwise disrupt our supply chain, and we expect to experience increased costs and expenses, which may have adverse effects on the development of our product candidates and our business operations. For further information regarding impacts to our business as a result of trade policy developments, see the risk factor titled “International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.”

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

For example, in March 2010, former President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, a sweeping law intended to broaden access to health insurance, improve quality, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit.

There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. We cannot predict the ultimate content, timing or effect of healthcare reform legislation or regulation or the impact of potential legislation or regulation on us.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the annual reconciliation bill, the “One Big Beautiful Bill Act,” or OBBBA, signed into law on July 4, 2025, is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, that due to subsequent legislative amendments, will stay in effect until 2032. Additionally, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These laws and other potential legislation may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. For example, in August 2022, former President Biden signed the Inflation Reduction Act, or IRA, into law. The IRA, among other things, (1) extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025, (2) directs the U.S. Department of Health and Human Services, or HHS, to negotiate, subject to a specified cap, the price of a set number of certain high-expenditure, single-source drugs covered under Medicare that have been on the market for at least seven years, or Medicare Drug Price Negotiation Program, (3) imposes rebates under Medicare Part B and Medicare Part D to penalize manufacturers for price increases that outpace inflation, and (4) makes several changes to the Medicare Part D benefit, including by significantly lowering the beneficiary maximum annual out-of-pocket costs, and through a change in manufacturer liability under the program. These provisions began to take effect progressively in fiscal year 2023, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. In August 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued, and will continue to issue and update, guidance as these programs are implemented. On January 17, 2025, HHS selected 15 additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. In December 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in January 2024, the FDA approved Florida’s SIP proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business, particularly in light of the new U.S. presidential administration.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example, (1) directives to reduce agency workforce and cut programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establishing an artificial intelligence, or AI, task force and developing a strategic plan; (4) directing HHS to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

We are currently building a limited marketing, sales and distribution infrastructure. If we are unable to fully develop our sales capabilities or enter into agreements with third parties to sell or market our product candidates if they obtain regulatory approval, we may not be able to effectively sell or market our product candidates, if approved, or generate product revenues.*

We are in the process of building our marketing, sales and distribution capabilities. In preparation for potential FDA approval of ziftomenib in patients with relapsed or refractory NPM1-mutant AML, we are building on a territory-by-territory basis sales, marketing, market access, distribution, managerial and other non-technical capabilities or making arrangements with third parties to perform these services, and we may not be successful in doing so. We have expanded our sales, marketing, analytics and market access teams with expertise to commercialize our product candidates. The onboarding and training of these teams, and the development of our commercial capabilities and infrastructure, is expensive and time consuming and requires significant attention of our executive officers to manage. Any failure or delay in the development of our commercial capabilities and infrastructure would adversely impact the commercialization of any of our products that we obtain approval to market. Additionally, if the commercial launch of any product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly and our investment would be lost if we cannot retain or reposition such sales and marketing personnel. With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. For example, under the Kyowa License Agreement and the Kyowa Co-Promotion Agreement, we are collaborating with Kyowa Kirin for the potential commercialization of ziftomenib in certain indications. If we are unable to enter into similar arrangements for ziftomenib in indications outside the Kyowa License Agreement or for other product candidates when needed on acceptable terms or at all, we may not be able to successfully commercialize such product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies, which may directly compete with ziftomenib, KO-2806, tipifarnib and any other future product candidates. If any competitor is able to advance their clinical program more quickly than ours, the commercial opportunity for our product candidates could be reduced. In the case of ziftomenib, in November 2024, Syndax Pharmaceuticals, Inc. announced the FDA’s approval of revumenib (Revuforj®) in relapsed or refractory KMT2A-rearranged acute leukemia. In June 2025, they announced that the FDA accepted and granted Priority Review for their supplemental NDA, or sNDA, for revumenib in relapsed or refractory NPM1-mutant AML, is reviewing the sNDA under the Real-Time Oncology Review program and assigned the sNDA a PDUFA target action date of October 25, 2025.

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

In addition to CMS and private payors, professional organizations such as the National Comprehensive Cancer Network and ASCO can influence decisions about reimbursement for new medicines by determining standards for care. In addition, many private payors contract with commercial vendors who sell software that provide guidelines that attempt to limit utilization of, and therefore reimbursement for, certain products deemed to provide limited benefit to existing alternatives. Such organizations may set guidelines that limit reimbursement or utilization of our products.

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

We have expanded, and may continue to expand, our development, regulatory, operations, medical affairs, market access, marketing and sales capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

We have experienced, and may continue to experience, significant growth in the number of our employees and the scope of our operations, particularly in the areas of development, regulatory affairs, operations, medical affairs, sales, marketing and market access. To manage our current and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. We do not own or operate facilities for the manufacture of our product candidates and we currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties, including manufacturers and suppliers located in China, for the manufacture of clinical supplies of ziftomenib and KO-2806 for preclinical and clinical testing. We also expect to rely on third parties outside of the United States for commercial manufacture if any of our product candidates receives marketing approval. In addition, we rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, developments in trade and other regulations may restrict our ability to work with partners in China, thereby potentially disrupting our supply chain. In the event any of our product candidates is approved, tariffs and trade restrictions could hinder our ability to establish cost-effective commercial production and distribution capabilities, negatively impacting our growth prospects.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 through June 30, 2025, were $43.00 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of June 30, 2025, we had 7,954,413 shares of common stock available for grant under the 2014 Plan, options to purchase up to an aggregate of 13,998,255 shares of common stock outstanding, 1,490,895 unvested restricted stock units outstanding and 1,163,300 unvested performance-based restricted stock units outstanding. Also, pursuant to our 2023 Inducement Option Plan, as amended, or Inducement Plan, we are authorized to grant nonstatutory stock options to individuals that were not previously our employees or directors (or following a bona fide period of non-employment), as an inducement material to the individuals’ entry into employment with us, pursuant to Nasdaq Listing Rule 5635(c)(4). As of June 30, 2025, we had 1,044,555 shares of common stock available for grant under the Inducement Plan and options to purchase up to an aggregate of 1,455,445 shares of common stock outstanding.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of June 30, 2025, we had 457,851 shares of common stock reserved for future issuance under the ESPP.

Further, as of June 30, 2025, (i) warrants to purchase up to (a) 33,988 shares of our common stock at an exercise price of $3.31 per share and (b) 26,078 shares of our common stock at an exercise price of $14.38 per share and (ii) pre-funded warrants to purchase up to 840,585 shares of our common stock at an exercise price of $0.0001 per share were outstanding.

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

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.*

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. The OBBBA enacted in 2025, the IRA enacted in 2022, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, and legislation informally titled the Tax Cuts and Jobs Act enacted in 2017, made significant changes to the U.S. tax laws. For example, the Tax Cuts and Jobs Act required taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and experimental, or R&E, expenditures over five and fifteen years, respectively. The OBBBA restored the deductibility of domestic R&E expenditures in the year incurred for tax years beginning after December 31, 2024, but retained the capitalization and amortization requirement for foreign R&E expenditures. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Warrant to Purchase Stock issued by the Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

4.3	Form of Warrant Agreement issued by the Registrant on November 2, 2022 to certain Lenders.		10-K (Exhibit 4.3)	2/23/2023	001-37620

4.4	Amended and Restated Warrant Agreement, dated November 29, 2022, by and between the Registrant and Hercules Capital, Inc.		10-K (Exhibit 4.4)	2/23/2023	001-37620

4.5	Warrant Agreement, dated November 29, 2022, by and between the Registrant and Hercules Capital IV, L.P.		10-K (Exhibit 4.5)	2/23/2023	001-37620

4.6	Form of Pre-Funded Warrant.		8-K (Exhibit 4.1)	1/26/2024	001-37620

4.7**	Registration Rights Agreement, dated January 26, 2024, by and among the Registrant and the persons party thereto.		8-K (Exhibit 10.2)	1/26/2024	001-37620

10.1	First Amendment to Lease, dated May 6, 2025, by and between the Registrant and BP3-SD5 5510 Morehouse Drive LLC.	X

10.2	First Amendment to Lease, dated June 6, 2025, by and between the Registrant and HCP Life Science REIT, Inc.	X

10.3+	Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan and Forms of Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.		8-K (Exhibit 99.1)	6/6/2025	001-37620

10.4***	Co-Promotion and Medical Affairs Agreement, dated June 27, 2025, by and between the Registrant and Kyowa Kirin, Inc.	X

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certifications of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

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

*** Certain portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K.

+

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kura Oncology, Inc.

Date: August 7, 2025	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer
(Principal Executive and Financial Officer)