Form 10-Q
period 2025-09-30
Kura Oncology, Inc.
filed 2025-11-04
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-37620

KURA ONCOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1547851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4930 Directors Place, Suite 500, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

(858) 500-8800

(Registrant’s telephone number, including area code)

12730 High Bluff Drive, Suite 400

San Diego, CA 92130

(Former Name or Former Address, if Changed Since Last Report)

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

As of the close of business on October 31, 2025, the registrant had 87,017,518 shares of Common Stock, $0.0001 par value, outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$95,287	$224,462
Short-term investments	454,378	502,933
Receivable from contracts with collaborators	35,936	2,060
Prepaid expenses and other current assets	35,062	15,374
Total current assets	620,663	744,829
Property and equipment, net	7,397	1,682
Operating lease right-of-use assets	7,539	5,803
Other long-term assets	13,782	7,845
Total assets	$649,381	$760,159

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$66,788	$49,953
Current operating lease liabilities	1,429	1,881
Current portion of long-term debt	4,337	2,607
Current portion of contract liabilities	48,750	24,271
Total current liabilities	121,304	78,712
Long-term debt, net of current portion	5,336	6,916
Long-term operating lease liabilities	8,364	5,190
Other long-term liabilities	2,981	1,795
Long-term contract liabilities	268,854	253,906
Total liabilities	406,839	346,519
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 87,016 and 78,229 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	9	8
Additional paid-in capital	1,334,704	1,308,290
Accumulated other comprehensive income	918	764
Accumulated deficit	(1,093,089)	(895,422)
Total stockholders’ equity	242,542	413,640
Total liabilities and stockholders’ equity	$649,381	$760,159

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Collaboration revenue	$20,750	$—	$50,146	$—
Total revenue	20,750	—	50,146	—
Operating Expenses
Research and development	67,908	41,705	186,666	117,700
General and administrative	32,839	18,179	80,843	53,040
Total operating expenses	100,747	59,884	267,509	170,740
Loss from operations	(79,997)	(59,884)	(217,363)	(170,740)
Other Income (Expense)
Interest and other income	6,274	5,892	21,088	17,190
Interest expense	(393)	(412)	(1,166)	(1,216)
Total other income, net	5,881	5,480	19,922	15,974
Loss before income taxes	(74,116)	(54,404)	(197,441)	(154,766)
Income tax expense	—	—	226	—
Net Loss	$(74,116)	$(54,404)	$(197,667)	$(154,766)

Net loss per share, basic and diluted	$(0.85)	$(0.63)	$(2.26)	$(1.80)
Weighted average number of shares used in computing net loss per share, basic and diluted	87,645	86,950	87,550	85,834

Comprehensive Loss
Net loss	$(74,116)	$(54,404)	$(197,667)	$(154,766)
Other comprehensive income
Unrealized gain on short-term investments	207	1,579	154	2,387
Comprehensive Loss	$(73,909)	$(52,825)	$(197,513)	$(152,379)

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	78,229	$8	$1,308,290	$764	$(895,422)	$413,640
Share-based compensation expense	—	—	7,842	—	—	7,842
Issuance of common stock under equity plans	375	—	143	—	—	143
Exercise of pre-funded warrants	2,174	—	—	—	—	—
Other comprehensive income	—	—	—	210	—	210
Net loss	—	—	—	—	(57,429)	(57,429)
Balance as of March 31, 2025	80,778	8	1,316,275	974	(952,851)	364,406
Share-based compensation expense	—	—	6,949	—	—	6,949
Issuance of common stock under equity plans	101	—	515	—	—	515
Exercise of pre-funded warrants	5,918	1	—	—	—	1
Other comprehensive loss	—	—	—	(263)	—	(263)
Net loss	—	—	—	—	(66,122)	(66,122)
Balance as of June 30, 2025	86,797	9	1,323,739	711	(1,018,973)	305,486
Share-based compensation expense	—	—	10,965	—	—	10,965
Issuance of common stock under equity plans	219	—	—	—	—	—
Other comprehensive income	—	—	—	207	—	207
Net loss	—	—	—	—	(74,116)	(74,116)
Balance as of September 30, 2025	87,016	$9	$1,334,704	$918	$(1,093,089)	$242,542

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2023	74,350	$7	$1,119,976	$(1,271)	$(721,439)	$397,273
Issuance of pre-funded warrants to purchase common stock, net of offering costs	—	—	122,726	—	—	122,726
Issuance of common stock, net of offering costs	1,377	1	23,087	—	—	23,088
Share-based compensation expense	—	—	8,512	—	—	8,512
Issuance of common stock under equity plans	454	—	2,555	—	—	2,555
Other comprehensive income	—	—	—	455	—	455
Net loss	—	—	—	—	(49,525)	(49,525)
Balance as of March 31, 2024	76,181	8	1,276,856	(816)	(770,964)	505,084
Share-based compensation expense	—	—	8,430	—	—	8,430
Issuance of common stock under equity plans	241	—	3,040	—	—	3,040
Other comprehensive income	—	—	—	353	—	353
Net loss	—	—	—	—	(50,837)	(50,837)
Balance as of June 30, 2024	76,422	8	1,288,326	(463)	(821,801)	466,070
Exercise of pre-funded warrants	1,000	—	—	—	—	—
Share-based compensation expense	—	—	8,324	—	—	8,324
Issuance of common stock under equity plans	327	—	2,202	—	—	2,202
Other comprehensive income	—	—	—	1,579	—	1,579
Net loss	—	—	—	—	(54,404)	(54,404)
Balance as of September 30, 2024	77,749	$8	$1,298,852	$1,116	$(876,205)	$423,771

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net loss	$(197,667)	$(154,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	25,756	25,266
Depreciation expense	629	644
Non-cash interest expense	412	383
Amortization of premium and accretion of discounts on short-term investments, net	(7,106)	(10,256)
Changes in operating assets and liabilities
Contract liabilities	39,427	—
Accounts payable and accrued expenses	14,814	2,498
Other long-term liabilities	925	523
Receivable from contracts with collaborators	(33,876)	—
Prepaid expenses and other current assets	(18,840)	632
Operating lease right-of-use and other long-term assets	(5,805)	262
Net cash used in operating activities	(181,331)	(134,814)

Investing Activities
Maturities of short-term investments	577,628	411,930
Purchases of short-term investments	(521,813)	(418,465)
Purchases of property and equipment	(4,317)	(100)
Net cash provided by (used in) investing activities	51,498	(6,635)

Financing Activities
Proceeds from issuance of stock under equity plans	658	7,797
Proceeds from issuance of common stock and pre-funded warrants, net of offering costs	—	145,814
Net cash provided by financing activities	658	153,611
Net increase (decrease) in cash and cash equivalents	(129,175)	12,162
Cash and cash equivalents at beginning of period	224,462	37,318
Cash and cash equivalents at end of period	$95,287	$49,480

Supplemental disclosure of non-cash investing activities
Unpaid amounts related to purchases of property and equipment	$2,027	$—

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Notes to Unaudited Condensed Financial Statements

1. Organization and Basis of Presentation

Kura Oncology, Inc. is a clinical-stage biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our pipeline consists of small molecule product candidates designed to target cancer signaling pathways where there is a strong scientific and clinical rationale to improve outcomes and, in general, we intend to pair our product candidates with molecular or cellular diagnostics to identify those patients most likely to respond to treatment. We are conducting clinical trials of three product candidates: ziftomenib, darlifarnib (KO-2806) and tipifarnib. We also have additional programs that are at a discovery stage. We plan to advance our product candidates through a combination of internal development and strategic partnerships while maintaining significant development and commercial rights.

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

The transaction price may comprise of payments received under our commercial arrangements, such as licensing technology rights, and may include non-refundable fees at the inception of the arrangements, cost reimbursements, milestone payments for specific achievements designated in the agreements, and royalties on the sale of products. Profit-sharing payments to our customers are generally not for a distinct good or service and, as such, are included as a reduction of the transaction price. At the inception of arrangements that include variable consideration, we may be required to exercise significant judgment to estimate the amount of variable consideration to include in the transaction price. In making such estimates, we generally use the most likely amount method for milestone payments and the expected value method for other forms of variable consideration and take into account relevant development, regulatory, and other factors that can impact the level of uncertainty associated with these estimates. The amount of variable consideration that is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not included in the transaction price until those approvals are received. At the end of each reporting period, we re-evaluate estimated variable consideration included in the transaction price and any related constraint and, as necessary, we adjust our estimate of the overall transaction price. Any adjustments are recorded on a cumulative catch-up basis, which affects revenues and earnings in the period of adjustment.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, which includes the shares related to outstanding pre-funded warrants, but excludes other potential common stock equivalents. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little additional consideration, and are fully vested and exercisable. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period. As we have reported net loss for the three and nine months ended September 30, 2025 and 2024, dilutive net loss per common share is the same as basic net loss per common share for those periods. Common stock equivalents outstanding are comprised of stock options, restricted stock units, or RSUs, performance-based restricted stock units, or PSUs, warrants and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Common stock equivalents outstanding at September 30, 2025 and 2024 totaling approximately 18,559,000 and 15,136,000, respectively, were excluded from the computation of dilutive weighted-average shares outstanding because their effect would be anti-dilutive.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of certain costs and expenses on an interim and annual basis. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. We are currently evaluating the impact of adopting ASU 2024-03.

3. Investments

We invest in available-for-sale securities consisting of U.S. Treasury securities, money market funds and U.S. Agency bonds. Available-for-sale securities are classified as either cash and cash equivalents or short-term investments on our unaudited condensed balance sheets.

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		September 30, 2025
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	1 or less	$39,180	$—	$—	$39,180
U.S. Treasury securities	1 or less	7,460	—	—	7,460
Total cash equivalents		46,640	—	—	46,640

Short-term investments
U.S. Treasury securities	2 or less	420,960	915	(1)	421,874
U.S. Agency bonds	3 or less	32,500	9	(5)	32,504
Total short-term investments		453,460	924	(6)	454,378
Total		$500,100	$924	$(6)	$501,018

		December 31, 2024
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	1 or less	$200,024	$—	$—	$200,024

Short-term investments
U.S. Treasury securities	3 or less	497,172	766	—	497,938
U.S. Agency bonds	3 or less	4,997	—	(2)	4,995
Total short-term investments		502,169	766	(2)	502,933
Total		$702,193	$766	$(2)	$702,957

Short-term investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of September 30, 2025 and December 31, 2024, short-term investments of $379.0 million and $393.1 million, respectively, had maturities less than one year, short-term investments of $57.9 million and $97.3 million, respectively, had maturities between one to two years, and short-term investments of $17.5 million and $12.5 million, respectively, had maturities between two to three years. Realized gains and losses were de minimis for the three and nine months ended September 30, 2025 and 2024.

As of September 30, 2025 and December 31, 2024, eight available-for-sale securities with a fair market value of $52.2 million and two available-for-sale securities with a fair market value of $10.0 million, respectively, were in a gross unrealized loss position, none of which were in a continuous unrealized loss position for greater than 12 months. We do not intend to sell such available-for-sale securities, and it is not more likely than not that we will be required to sell such securities prior to recovery of their amortized cost basis. We have no allowance for credit losses as of September 30, 2025 and December 31, 2024. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss).

Accrued interest receivable on available-for-sale securities as of September 30, 2025 and December 31, 2024 was $3.3 million in both periods. We have not written off any accrued interest receivables for the nine months ended September 30, 2025 and 2024.

4. Fair Value Measurements

As of September 30, 2025 and December 31, 2024, we had cash equivalents and short-term investments measured at fair value on a recurring basis.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$39,180	$39,180	$—	$—
U.S. Treasury securities	7,460	7,460	—	—
Total cash equivalents	46,640	46,640	—	—

Short-term investments
U.S. Treasury securities	421,874	421,874	—	—
U.S. Agency bonds	32,504	—	32,504	—
Total short-term investments	454,378	421,874	32,504	—
Total	$501,018	$468,514	$32,504	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$200,024	$200,024	$—	$—

Short-term investments
U.S. Treasury securities	497,938	497,938	—	—
U.S. Agency bonds	4,995	—	4,995	—
Total short-term investments	502,933	497,938	4,995	—
Total	$702,957	$697,962	$4,995	$—

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy.

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	September 30, 2025	December 31, 2024
Leasehold improvements	$7,561	$1,743
Laboratory and computer equipment	1,946	2,004
Furniture and fixtures	1,758	1,210
Property and equipment, gross	11,265	4,957
Less: accumulated depreciation	(3,868)	(3,275)
Property and equipment, net	$7,397	$1,682

Accounts payable and accrued expenses consisted of the following, in thousands:

	September 30, 2025	December 31, 2024
Accounts payable	$4,671	$1,469
Accrued clinical trial research and development expenses	22,800	14,267
Accrued other research and development expenses	18,448	11,938
Accrued compensation and benefits	14,595	17,508
Other accrued expenses	6,274	2,710
Income taxes payable	—	2,061
Total accounts payable and accrued expenses	$66,788	$49,953

6. Leases

We currently have three operating leases for administrative and research and development office and lab space in San Diego, California and Boston, Massachusetts that expire between November 2025 and May 2033. Under the terms of the operating leases, as each may be amended from time to time, we are required to pay our proportionate share of property taxes, insurance and normal maintenance costs. All of our leases include renewal options for an additional five years, which were not included in the determination of the ROU asset or lease liability as the renewal was not reasonably certain at the inception of the lease. Our Boston lease and former San Diego corporate headquarters lease provided for $1.4 million and $1.3 million, respectively, in reimbursements for allowable tenant improvements and rent credits, which effectively reduced the total lease payments owed. Our San Diego research and development, lab, and principal executive office space lease entered into in January 2025 and amended in June 2025 provides (i) $2.4 million in rent credits, and (ii) a $6.2 million tenant improvement allowance expected to be received during 2025.

Maturities of lease liabilities as of September 30, 2025 are as follows, in thousands:

Year Ending December 31,
2025 (remaining)	$493
2026	1,533
2027	3,658
2028	3,754
2029	3,853
Thereafter	11,169
Total lease payments	24,460
Less: imputed interest	(8,835)
Less: tenant improvement allowance reimbursements yet to be received	(5,832)
Total operating lease liabilities	$9,793

As of September 30, 2025 and December 31, 2024, the weighted-average discount rate was 12.3% and 11.4%, respectively, and the weighted-average remaining lease term was 6.4 years and 5.9 years, respectively. Total cash paid for amounts included in the measurement of operating lease liabilities, net of tenant improvement reimbursements, was $0.5 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively. Total cash paid for amounts included in the measurement of operating lease liabilities, net of tenant improvement reimbursements, was $1.4 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, $2.7 million of operating lease ROU assets were obtained in exchange for operating lease liabilities compared to none for the nine months ended September 30, 2024. Total operating lease and rent expense for the three months ended September 30, 2025 and 2024 were approximately $0.8 million and $0.5 million, respectively. Total operating lease and rent expense for the nine months ended September 30, 2025 and 2024 were approximately $2.4 million and $1.5 million, respectively.

7. Kyowa Kirin Collaboration and License Agreement

On November 20, 2024, we and Kyowa Kirin Co., Ltd. and Kyowa Kirin, Inc., or together Kyowa Kirin, entered into a collaboration and license agreement, or the Kyowa License Agreement, to develop and commercialize globally our product candidate, ziftomenib, a potent, selective oral menin inhibitor, for the treatment, diagnosis and prevention of acute myeloid leukemia, or AML, and other hematologic malignancies, and if Kyowa Kirin exercises the Field Expansion Option (as defined below), the treatment, diagnosis and prevention of all cancers, or collectively the Field.

We have the right and responsibility to lead all development, manufacturing, and regulatory activities and commercial strategy development for ziftomenib in the United States based on a development plan and budget mutually agreed upon with Kyowa Kirin and under the oversight of a joint steering committee and applicable subcommittees. In accordance with the development plan, we are conducting multiple Phase 2 and Phase 3 clinical trials of ziftomenib, as a monotherapy and in combination with other therapies, in AML and other hematologic malignancies to support regulatory approvals of ziftomenib in the United States. We and Kyowa Kirin will continue to conduct the activities required by the development plan as allocated to us by such plan. We are responsible for funding the specified development activities set forth in the initial development plan that are planned to be conducted prior to the end of 2028, and we will share with Kyowa Kirin equally (50/50) all development costs for all other development activities in the United States that are to be included in the development plan, including clinical trials and post-marketing commitments that are reasonably necessary for obtaining or maintaining regulatory approval of ziftomenib in the United States, or Development Services. In addition, we will conduct certain specified development and manufacturing activities outside the scope of the development plan at our sole cost and expense. Following regulatory approval, we will commercialize and record sales of ziftomenib in the United States, and Kyowa Kirin will have the right and responsibility to co-promote ziftomenib for up to a certain percentage of the details in the United States. In collaboration with Kyowa Kirin, we will perform commercialization activities, or Commercialization Services, in accordance with a co-created U.S. territory commercialization plan and budget. The parties will share equally all costs and expenses for, and profits or losses from, the commercialization of ziftomenib in the United States. On June 27, 2025, we entered into a co-promotion and medical affairs agreement with Kyowa Kirin, Inc., or the Kyowa Co-Promotion Agreement, to co-promote and perform medical affairs activities with respect to ziftomenib for the treatment of patients with AML and other hematologic malignancies in the United States, and solely if Kyowa Kirin exercises its field expansion option under the Kyowa License Agreement, all approved indications for ziftomenib in the United States that are licensed under the Kyowa License Agreement. The Kyowa Co-Promotion Agreement was determined to be a separate contract from the Kyowa License Agreement for purposes of revenue recognition and reporting.

Kyowa Kirin has the right and responsibility to lead development, regulatory activities and commercialization for ziftomenib outside of the United States and is solely responsible for the conduct and funding of such activities that are specific to the exploitation of ziftomenib outside of the United States. Following regulatory approval, Kyowa Kirin will be solely responsible for the conduct and funding of commercialization of ziftomenib outside of the United States (including recording sales). Kyowa Kirin is required to use commercially reasonable efforts to conduct the development of ziftomenib outside the United States in accordance with an ex-U.S. territory development plan, to achieve the development milestone events outside the United States that entitle us to receive corresponding development milestone payments, and to commercialize ziftomenib in each country outside of the United States where it has received regulatory approval. Development and commercialization activities outside of the United States will also be under the oversight of the joint steering committee and applicable subcommittees.

We are responsible for the global manufacture and supply of ziftomenib necessary for the development and commercialization activities described above, pursuant to the terms of a clinical supply agreement entered into with Kyowa Kirin Co., Ltd. effective as of March 31, 2025, or the Kyowa Clinical Supply Agreement, which was determined to be a separate contract from the Kyowa License Agreement for purposes of revenue recognition and reporting. Kyowa Kirin has the right to request that we conduct a manufacturing technology transfer and to take over the responsibility of commercial supply of ziftomenib outside the United States.

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

As of September 30, 2025, we determined the transaction price to be $405.0 million, comprised of the upfront fixed payment of $330.0 million and $75.0 million in unconstrained milestones. All other variable consideration related to milestones have been fully constrained due to development, regulatory, or other factors that caused us to determine that it was not probable that a significant reversal of revenue would not occur as of September 30, 2025. We will recognize any royalties or sales-based milestones related to the License granted to Kyowa Kirin when the associated sales occur, and relevant sales-based thresholds are met. As of September 30, 2025, no royalties or sales-based milestones have been recognized.

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

We recognized $49.8 million of revenue allocated to the License at a point in time and upon transfer in November 2024. As of September 30, 2025, consideration allocated to the Development Services for monotherapy and in combination with other therapies was $57.6 million and $120.2 million, respectively, and to Commercialization Services was $177.4 million. The allocated consideration is being recognized over time using a cost-to-cost measure of progress. We estimated the total cost expected to perform the required activities and measured the progress towards completion of each of these obligations at the reporting period. For the three and nine months ended September 30, 2025, we recognized $7.0 million and $19.8 million of revenue from Development Services for monotherapy, respectively, $5.1 million and $10.4 million of revenue from Development Services in combination with other therapies, respectively, and $2.3 million and $5.3 million of revenue from Commercialization Services, respectively. For the three and nine months ended September 30, 2025, we recognized $5.9 million and $14.1 million of revenue, respectively, from cost-share reimbursements related to the sharing of profits and losses, and the related receivable was included in receivable from contracts with collaborators on the unaudited condensed balance sheet as of September 30, 2025. For each of the three and nine months ended September 30, 2025, we also recognized $0.5 million of revenue pursuant to services performed under the Kyowa Clinical Supply Agreement.

As of September 30, 2025, the contract liability amount of $317.6 million represents the aggregate transaction price allocated to performance obligations that are unsatisfied under the Kyowa License Agreement, $48.7 million was classified as current contract liabilities, which represents the portion of the Development Services and Commercialization Services expected to be provided over the next year, and the remaining contract liability balance of $268.9 million was classified as long-term contract liabilities.

8. Stockholders’ Equity

In January 2024, we completed a private placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share), or the Private Placement. Net proceeds from the Private Placement, after deducting expenses, were approximately $145.8 million. The common stock and pre-funded warrants met the accounting standards guidance for equity classification, and proceeds were allocated between common stock and pre-funded warrants based on their relative fair value. As of September 30, 2025, pre-funded warrants to purchase 6,478,301 of such shares of common stock from the Private Placement had been exercised and 840,585 remained outstanding.

In November 2023, we entered into a Sales Agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

9. Share-Based Compensation

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$3,212	$3,570	$9,253	$11,218
General and administrative	7,753	4,754	16,503	14,048
Total share-based compensation expense	$10,965	$8,324	$25,756	$25,266

As of September 30, 2025, unrecognized estimated compensation expense related to stock options, RSUs and PSUs was approximately $41.0 million, $12.4 million, and $0.8 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.7 years, 2.7 years, and 1.0 years, respectively. As of September 30, 2025, 969,417 PSUs were outstanding and the vesting of 775,534 PSUs were determined to not be probable and have not been included in share-based compensation expense or unrecognized estimated compensation expense.

10. Segment Reporting

Our CODM manages our operations on an integrated basis for the purpose of allocating resources. When evaluating our financial performance, the CODM regularly reviews total revenues, total expenses, and research and development expenses by project and the CODM makes decisions using this information.

The table below is a summary of the segment profit or loss, including significant expenses, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$20,750	$—	$50,146	$—
Less:
Ziftomenib-related costs	40,320	18,993	107,851	52,335
Darlifarnib (KO-2806)-related costs	8,494	5,178	19,871	13,026
Tipifarnib-related costs	443	721	2,578	3,560
Discovery stage program-related costs	1,744	1,769	5,323	4,950
Research and development personnel costs and other expenses	13,695	11,474	41,790	32,611
Share-based compensation expense	10,965	8,324	25,756	25,266
Other segment expenses(1)	25,086	13,425	64,340	38,992
Total operating expenses	100,747	59,884	267,509	170,740
Other income (expenses)
Interest and other income	6,274	5,892	21,088	17,190
Interest expense	(393)	(412)	(1,166)	(1,216)
Income tax expense	—	—	(226)	—
Segment and net loss	$(74,116)	$(54,404)	$(197,667)	$(154,766)

(1)
Other segment expenses are comprised of general and administrative expenses, excluding share-based compensation expense, which is shown separately.

11. Subsequent Event

On October 25, 2025, we entered into a second amendment to our loan and security agreement with several banks and other financial institutions or entities party thereto and Hercules Capital, Inc., as amended, or Loan Agreement, pursuant to which the repayment of our term loan was extended to be interest only through (a) May 1, 2026 and (b) May 1, 2027, if we satisfy the Approval Milestone (as defined in the Loan Agreement).

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

In addition to hematologic malignancies, we are exploring the use of ziftomenib in combination with imatinib for the treatment of gastrointestinal stromal tumors, or GIST, and ziftomenib and our next-generation menin inhibitors for use in other indications, including diabetes and other cardiometabolic disorders and certain solid tumors.

Along with our menin inhibitor program, we are evaluating the ability of farnesyl transferase inhibitors, or FTIs, to address mechanisms of adaptive and innate resistance in the treatment of solid tumors. Our lead FTI product candidate is darlifarnib, which we are evaluating as a monotherapy and in combination with certain targeted therapies in large solid tumor indications, including renal cell carcinoma, or RCC, and KRASG12C-mutated non-small cell lung cancer, or NSCLC. Darlifarnib is the international nonproprietary name for KO-2806.

In addition to darlifarnib, we are evaluating tipifarnib, our first-generation FTI, in combination with alpelisib, a PI3 kinase alpha, or PI3Kalpha, inhibitor, in patients with head and neck squamous cell carcinoma, or HNSCC, whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification.

We also have additional programs that are at a discovery stage. We plan to advance our product candidates through a combination of internal development and strategic partnerships while maintaining significant development and commercial rights.

Clinical Programs and Pipeline

Ziftomenib

Ziftomenib as a Monotherapy in Relapsed/Refractory AML: KOMET-001 Trial

We received orphan drug designation for ziftomenib for the treatment of AML from the U.S. Food and Drug Administration, or FDA, in July 2019. In September 2019, we initiated the Kura Oncology MEnin-KMT2A Trial, or KOMET-001 trial, a global Phase 1/2 clinical trial designed to assess clinical activity, safety and tolerability of ziftomenib in patients with relapsed or refractory AML with a mutation of the nucleophosmin 1, or NPM1, gene. In April 2024, the FDA granted ziftomenib Breakthrough Therapy Designation for the treatment of patients with relapsed or refractory NPM1-mutated AML based on data from the KOMET-001 trial.

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

On September 25, 2025, the Journal of Clinical Oncology published the full results of the KOMET-001 trial. The publication, entitled “Ziftomenib in Relapsed or Refractory NPM1-Mutated AML,” includes positive data from 92 adult patients with relapsed or refractory NPM1-mutated AML in the Phase 2 portion of the trial as of the primary data cutoff date of October 28, 2024. As reported in the publication, the KOMET-001 Phase 2 trial met its primary endpoint with a complete remission, or CR, plus CR with full or partial hematologic recovery, or CRh, rate of 22% (95% CI, 14 to 32; P=0.0058), exceeding the historical benchmark of 12%. One additional response of CRh occurred after the primary analysis data cutoff resulting in a cumulative CR/CRh rate of 23% (95% CI, 15 to 33). 61% of evaluable CR/CRh responders were negative for measurable residual disease, or MRD. Overall response rate, or ORR, was 33% (95% CI, 23 to 43), with a median duration of overall response of 4.6 months (95% CI, 2.8 to 7.4).

Median overall survival, or OS, was 6.6 months (95% CI, 3.6 to 8.6). Among ORR responders, median OS was 18.4 months (95% CI, 8.6 to not estimable) compared with 3.5 months (95% CI, 2.7 to 4.2) among non-responders. Two responders received subsequent allogeneic stem cell transplant and both resumed ziftomenib maintenance after transplant. At the time of data cutoff, nine patients (two after transplantation) remained on ziftomenib treatment. Prespecified subgroup analyses showed comparable CR/CRh rates regardless of lines of therapy, prior venetoclax exposure, or presence of co-mutations, including FLT3 or IDH1/2 mutations.

Ziftomenib was well tolerated with a safety profile consistent with previously disclosed data. The most common treatment-emergent adverse events of Grade 3 or higher were febrile neutropenia (26%), anemia (20%), and thrombocytopenia (20%). Differentiation syndrome, or DS, occurred in 25% of patients (15% Grade 3; no Grade 4/5) and was manageable with protocol-defined mitigation. Three patients (3%) discontinued treatment because of ziftomenib-related adverse events.

These findings formed part of the data set used for the NDA for ziftomenib as a potential treatment for adult patients with relapsed or refractory NPM1-mutated AML.

Ziftomenib in Combinations with Venetoclax/Azacitidine and 7+3: KOMET-007 Trial

In addition to evaluating ziftomenib as a monotherapy in relapsed or refractory AML, we have initiated a series of clinical trials to evaluate ziftomenib in combination with current standards of care in earlier lines of therapy and across multiple patient populations, including patients with NPM1-mutated or KMT2A-rearranged AML.

On October 1, 2025, we and Kyowa Kirin announced dosing of the first patient in a new cohort of the KOMET-007 trial evaluating ziftomenib in combination with cytarabine and daunorubicin induction chemotherapy, or 7+3, plus quizartinib, a FLT3 inhibitor, in patients with newly diagnosed FLT3-ITD/NPM1 co-mutated AML.

The KOMET-007 Phase 1b expansion cohorts, evaluating ziftomenib in combination with venetoclax and azacitidine in patients with newly diagnosed or relapsed or refractory NPM1-mutated or KMT2A-rearranged AML, and ziftomenib in combination with 7+3 in patients with newly diagnosed NPM1-mutated or KMT2A-rearranged AML, continue to progress. Each of these cohorts is expected to enroll at least 20 patients.

Preliminary data from the KOMET-007 Phase 1b expansion cohort evaluating ziftomenib in combination with venetoclax and azacitidine in patients with newly diagnosed NPM1-mutated AML have been accepted for oral presentation at the American Society for Hematology Annual Meeting and Exposition on December 8, 2025, along with updated safety and clinical activity results from the Phase 1a/b cohorts evaluating ziftomenib in combination with venetoclax and azacitidine in patients with relapsed or refractory NPM1-mutated or KMT2A-rearranged AML.

Ziftomenib in Combinations with Gilteritinib, FLAG-IDA and LDAC: KOMET-008 Trial

Dosing of patients is ongoing in our KOMET-008 trial, which is designed to evaluate ziftomenib in combination with gilteritinib in patients with relapsed or refractory NPM1-mutated AML, and in combination with fludarabine, cytarabine, granulocyte-colony stimulating factor, or G-CSF, and idarubicin, or FLAG-IDA, or low-dose cytarabine, or LDAC, in patients with relapsed or refractory NPM1-mutated or KMT2A-rearranged AML. We anticipate presenting preliminary data from the KOMET-008 cohort evaluating ziftomenib in combination with gilteritinib in patients with relapsed or refractory NPM1-mutated AML in 2026.

Ziftomenib in Combinations with Venetoclax/Azacitidine and 7+3 in Newly Diagnosed AML: KOMET-017 Trials

On September 29, 2025, we and Kyowa Kirin announced the first patient dosed under the KOMET-017 protocol, which is comprised of two independent, global, randomized, double-blind, placebo-controlled Phase 3 trials to evaluate ziftomenib in combination with both intensive and non-intensive regimens in patients with newly diagnosed NPM1-mutated or KMT2A-rearranged AML.

The registrational KOMET-017-IC (Intensive Chemotherapy) trial is evaluating the combination of ziftomenib with induction chemotherapy (7+3) in patients with newly diagnosed NPM1-mutated or KMT2A-rearranged AML. Patients in this trial are randomized to receive ziftomenib or placebo, in combination with standard induction, consolidation chemotherapy and post-consolidation maintenance. The KOMET-017-IC trial will assess MRD-negative CR and event-free survival as dual-primary endpoints to support potential U.S. accelerated approval and full approval, respectively. Based on our current assumptions, we believe we may have topline results from the MRD-negative CR accelerated endpoint in the intensive chemotherapy setting in 2028.

The registrational KOMET-017-NIC (Non-Intensive Chemotherapy) trial is evaluating the combination of ziftomenib with venetoclax plus azacitidine in patients with newly diagnosed NPM1-mutated AML who are unfit to receive intensive chemotherapy. The KOMET-017-NIC trial will assess CR and overall survival as dual-primary endpoints to support potential U.S. accelerated approval and full approval, respectively. Patients in this trial are randomized to receive ziftomenib or placebo, in combination with venetoclax and azacitidine.

Site activation and patient enrollment are progressing in each of the KOMET-017 trials, with patients having been dosed in both trials.

Ziftomenib in Other Acute Leukemia Indications

On April 21, 2025, the Leukemia & Lymphoma Society, or LLS, announced that the first patient has received treatment in a Phase 1 subtrial of LLS’s Pediatric Acute Leukemia Master Clinical Trial, or the PedAL Subtrial. The PedAL Subtrial is investigating ziftomenib in combination with chemotherapy in pediatric patients with relapsed or refractory KMT2A-rearranged, NUP98-rearranged or NPM1-mutated acute leukemia. Under the terms of our collaboration agreement with LLS and the Princess Máxima Center for Pediatric Oncology, or Máxima, for the PedAL Subtrial, LLS serves as the coordinating sponsor in North America, Máxima serves as the coordinating sponsor in Europe, and we supply ziftomenib and funding.

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

Darlifarnib (KO-2806)

We are evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary antitumor activity of darlifarnib, our next-generation FTI, when administered as a monotherapy and in combination with other targeted therapies in a Phase 1 first-in-human trial, which we call the FIT-001 trial.

Preliminary data from the FIT-001 trial for darlifarnib as a monotherapy in RAS-altered advanced solid tumors were presented at the European Society for Medical Oncology, or ESMO, Congress in Berlin, Germany in October 2025. The data presented at the ESMO Congress indicate that darlifarnib has a manageable safety and tolerability profile when administered at doses from 3 to 10 mg per day. Encouraging antitumor activity was observed in advanced HRAS-mutated solid tumors across multiple dose levels, demonstrating on-target activity and a broad therapeutic window.

The FIT-001 trial includes multiple cohorts to evaluate darlifarnib in combination with other targeted therapies in large solid tumor indications, including cabozantinib in RCC and adagrasib in KRASG12C-mutated NSCLC, colorectal cancer, or CRC, and pancreatic ductal adenocarcinoma, or PDAC.

Under the terms of a clinical collaboration agreement with Mirati Therapeutics, Inc., or Mirati, a wholly owned subsidiary of Bristol Myers Squibb, Mirati supplies us with adagrasib, a KRASG12C inhibitor, for the adagrasib combination cohort of the FIT-001 trial, and we sponsor the trial. We anticipate the presentation of preliminary clinical data from the combination of darlifarnib and adagrasib in 2026.

Preliminary data from the evaluation of darlifarnib in combination with cabozantinib in patients with RCC were presented at the ESMO Congress in October 2025. The data from this cohort, which includes patients with clear cell RCC, or ccRCC, and patients with non-clear cell RCC, reflect a manageable safety profile across multiple doses, including at the full label dose of cabozantinib. Antitumor activity was observed across all doses, including in patients with prior exposure to cabozantinib. As of the data cutoff date, the objective response rate, or ORR, was 33-50% in ccRCC, and 17-50% in patients with prior cabozantinib exposure, and the disease control rate was 80-100% in ccRCC. We expect to initiate Phase 1b expansion cohorts of darlifarnib and cabozantinib in patients with advanced RCC in the first half of 2026 and to present updated dose-escalation data from the combination in 2026.

Tipifarnib

We have completed enrollment and dose escalation in our Phase 1/2 trial of tipifarnib and alpelisib in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification, or the KURRENT-HN trial. Data from the KURRENT-HN trial were presented at the ESMO Congress in October 2025. The combination of tipifarnib and alpelisib demonstrated a manageable safety profile in HNSCC patients across multiple doses. Robust antitumor activity was observed in heavily pretreated patients with relapsed or metastatic HNSCC with PIK3CA alterations. An ORR of 47% was observed at a daily dose of tipifarnib 1200 mg with alpelisib 250 mg.

Based on the data from the KURRENT-HN trial, we are evaluating data generation options for the combination of darlifarnib and a PI3Kalpha inhibitor in HNSCC and other PI3Kalpha-driven solid tumors.

Liquidity Overview

As of September 30, 2025, we had cash, cash equivalents and short-term investments of $549.7 million.

In November 2024, we entered into the Kyowa License Agreement to develop and commercialize globally ziftomenib for the treatment of patients with AML and other hematologic malignancies, which may be expanded into other indications at the option of Kyowa Kirin, subject to certain conditions. In exchange for the licenses and rights granted to Kyowa Kirin to participate in the development and commercialization of ziftomenib, we received an upfront payment of $330.0 million. As of September 30, 2025, $75.0 million in development milestone payments were achieved under the Kyowa License Agreement. In November 2025, an additional $30.0 million in development milestone payments was achieved under the Kyowa License Agreement.

In January 2024, we completed a private placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share), or the Private Placement. Net proceeds from the Private Placement, after deducting expenses, were approximately $145.8 million. As of September 30, 2025, pre-funded warrants to purchase 6,478,301 of such shares of common stock from the Private Placement had been exercised and 840,585 remained outstanding.

In November 2023, we entered into a sales agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

To date, we have not generated any revenues from product sales and we do not have any approved products. Since our inception, we have funded our operations primarily through equity and debt financings and payments received under the Kyowa License Agreement. We anticipate that we will require significant additional financing in the future to continue to fund our operations as discussed more fully below under the heading “Liquidity and Capital Resources.”

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

We are required to make estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. At the inception of arrangements that include variable consideration, we may be required to exercise significant judgment to estimate the amount of variable consideration to include in the transaction price. In making such estimates, we generally use the most likely amount method for milestone payments and the expected value method for other forms of variable consideration and take into account relevant development, regulatory, and other factors that can impact the level of uncertainty associated with these estimates. The amount of variable consideration that is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not included in the transaction price until those approvals are received. These estimates are re-assessed each reporting period and we adjust our estimate of the overall transaction price as necessary.

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

Research and Development Expenses

We focus on the research and development of our pipeline programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of September 30, 2025, we had no in-licensed technologies that had alternative future uses in research and development projects or otherwise.

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

Other Income, Net

Other income, net consists primarily of interest income and interest expense.

Results of Operations

The following table sets forth our results of operations for the periods presented, in thousands:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Change	2025	2024	Change
Collaboration revenue	$20,750	$—	$20,750	$50,146	$—	$50,146
Research and development expenses	67,908	41,705	26,203	186,666	117,700	68,966
General and administrative expenses	32,839	18,179	14,660	80,843	53,040	27,803
Other income, net	5,881	5,480	401	19,922	15,974	3,948

Comparison of the Three Months Ended September 30, 2025 and 2024

Collaboration Revenue. We recognized collaboration revenue of $20.8 million for the three months ended September 30, 2025, $20.3 million of which related to services performed under the Kyowa License Agreement, and $0.5 million related to services performed under the clinical supply agreement entered into with Kyowa Kirin Co., Ltd. effective as of March 31, 2025, or the Kyowa Clinical Supply Agreement.

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended
	September 30,
	2025	2024	Change
Ziftomenib-related costs	$40,320	$18,993	$21,327
Darlifarnib-related costs	8,494	5,178	3,316
Tipifarnib-related costs	443	721	(278)
Discovery stage program-related costs	1,744	1,769	(25)
Personnel costs and other expenses	13,695	11,474	2,221
Share-based compensation expense	3,212	3,570	(358)
Total research and development expenses	$67,908	$41,705	$26,203

The increase in ziftomenib-related research and development expenses for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to increases in costs related to our registration-directed clinical trial of ziftomenib and the ziftomenib combination trials. The increase in darlifarnib-related research and development expenses for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to increased costs related to our Phase 1 clinical trial. The increase in personnel costs and other expenses for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to increases in headcount costs to support our ongoing clinical trials. We expect our research and development expenses to increase in future periods as we continue clinical development activities for our ziftomenib and FTI programs.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to increases in personnel costs and pre-commercial planning expenses. We expect our general and administrative expenses to increase in future periods to support our planned increase in research and development and pre-commercial activities.

Other income, net. The increase in other income, net for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to an increase in interest income.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Collaboration Revenue. We recognized collaboration revenue of $50.1 million for the nine months ended September 30, 2025, $49.6 million of which related to services performed under the Kyowa License Agreement, and $0.5 million related to services performed under the Kyowa Clinical Supply Agreement.

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Nine Months Ended
	September 30,
	2025	2024	Change
Ziftomenib-related costs	$107,851	$52,335	$55,516
Darlifarnib-related costs	19,871	13,026	6,845
Tipifarnib-related costs	2,578	3,560	(982)
Discovery stage program-related costs	5,323	4,950	373
Personnel costs and other expenses	41,790	32,611	9,179
Share-based compensation expense	9,253	11,218	(1,965)
Total research and development expenses	$186,666	$117,700	$68,966

The increase in ziftomenib-related research and development expenses for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to increases in costs related to our registration-directed clinical trial of ziftomenib and the ziftomenib combination trials. The increase in darlifarnib-related research and development expenses for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to increased costs related to our Phase 1 clinical trial. The increase in personnel costs and other expenses for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to increases in headcount costs to support our ongoing clinical trials.

General and Administrative Expenses. The increase in general and administrative expenses for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to increases in personnel costs and pre-commercial planning expenses.

Other income, net. The increase in other income, net for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to an increase in interest income.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through equity and debt financings and payments received under the Kyowa License Agreement. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities and, more recently, to building out our commercial capabilities and infrastructure.

In November 2024, we entered into the Kyowa License Agreement to develop and commercialize globally ziftomenib for the treatment of patients with AML and other hematologic malignancies, or the Field. In exchange for the licenses and rights granted to Kyowa Kirin to participate in the development and commercialization of ziftomenib, we received an upfront payment of $330.0 million and are eligible to receive up to an additional $933.0 million in development, regulatory and commercial milestone payments for the Field. As of September 30, 2025, $75.0 million in development milestone payments were achieved under the Kyowa License Agreement. In November 2025, an additional $30.0 million in development milestone payments was achieved under the Kyowa License Agreement.

In January 2024, we completed the Private Placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share). Net proceeds from the Private Placement, after deducting expenses, were approximately $145.8 million. As of September 30, 2025, pre-funded warrants to purchase 6,478,301 of such shares of common stock from the Private Placement had been exercised and 840,585 remained outstanding.

In November 2023, we entered into the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

In November 2022, we entered into a loan and security agreement with several banks and other financial institutions or entities party thereto, or collectively the Lenders, and Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, which was amended in October 2023 and October 2025, or the Loan Agreement, providing for up to $125.0 million in a series of term loans, or Term Loans. Under the terms of the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million tranche of Term Loans. The remaining tranches of Term Loans expired without us drawing down such additional loans. The Term Loans have a maturity date of November 2, 2027, or the Maturity Date. Repayment of the Term Loans is interest only through (a) May 1, 2026 and (b) May 1, 2027, if we satisfy the Approval Milestone (as defined in the Loan Agreement). After the interest-only payment period, borrowings under the Loan Agreement are repayable in monthly payments of principal and accrued interest until the Maturity Date. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%.

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

We have incurred operating losses and negative cash flows from operating activities since inception. As of September 30, 2025, we had an accumulated deficit of $1.1 billion. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of collaborators or potential collaborators. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of September 30, 2025, we had cash, cash equivalents and short-term investments of $549.7 million. Based on our current plans, we believe that our cash, cash equivalents and short-term investments as of September 30, 2025 will be sufficient to enable us to fund our current operating expenses into 2027, and combined with anticipated collaboration funding under the Kyowa License Agreement, should support our ziftomenib AML program through topline results from KOMET-017, our clinical trials in the frontline combination setting. Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
the costs of fully developing our sales, marketing and distribution capabilities if we obtain regulatory approvals to market our product candidates;
•
the costs of securing and producing drug substance and drug product material for use in preclinical studies and clinical trials and for use as commercial supply;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of stock offerings, debt financings, collaborations, strategic partnerships or licensing arrangements, such as the Kyowa License Agreement. Additional capital may not be available on reasonable terms, if at all. Subject to limited exceptions, our term loan facility also prohibits us from incurring indebtedness without the prior written consent of the Lenders. To the extent that we raise additional capital through the sale of stock or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include increased fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, selling or licensing intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, such as the Kyowa License Agreement, we may have to relinquish valuable rights to our product candidates, other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be unable to carry out our business plan. As a result, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and commercialize our product candidates even if we would otherwise prefer to develop and commercialize such product candidates ourselves, and our business, financial condition and results of operations would be materially adversely affected.

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Nine Months Ended September 30,
	2025	2024	Change
Net cash used in operating activities	$(181,331)	$(134,814)	$(46,517)
Net cash provided by (used in) investing activities	51,498	(6,635)	58,133
Net cash provided by financing activities	658	153,611	(152,953)

Operating Activities. The increase of $46.5 million in net cash used in operating activities for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to an increase of $42.9 million in net loss and changes in operating assets and liabilities of $7.3 million, offset by a decrease of $3.2 million in non-cash net accretion of discounts on short-term investments.

Investing Activities. The increase of $58.1 million in net cash provided by investing activities for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to an increase of $165.7 million in maturities of short-term investments, offset by increases of $103.4 million in purchases of short-term investments and increases of $4.2 million in purchases of property and equipment.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2025 related to proceeds of $0.7 million from the issuance of shares of common stock under our equity plans. Net cash provided by financing activities for the nine months ended September 30, 2024 primarily related to net proceeds of approximately $145.8 million from the sale of shares of our common stock and pre-funded warrants to purchase shares of our common stock in our Private Placement and proceeds of $7.8 million from the issuance of shares of common stock under our equity plans.

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

Under the Kyowa License Agreement, we are responsible for funding the specified development activities included in the development plan that are planned to be conducted prior to the end of 2028, and we will share equally (50/50) with Kyowa Kirin all development costs for all other development activities in the United States included in the development plan (including the costs of future trials conducted under the development plan in the United States). We will share equally with Kyowa Kirin in any potential profits and losses arising from the commercialization of ziftomenib in the United States for the existing Field and, if Kyowa Kirin exercises its option to expand the licensed Field, the expanded Field.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the short-term investments to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in U.S. Treasury securities, money market funds and U.S. Agency bonds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our short-term investments without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the unaudited condensed statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on September 30, 2025, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

We are also subject to interest expense fluctuations through our Term Loans which, as of September 30, 2025, bear interest at a rate equal to the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%, and are therefore exposed to changes in interest rates through their maturity date in November 2027. For interest expense, we do not believe that an increase or decrease in the interest rate would have a significant impact on the unaudited condensed statements of operations and comprehensive loss. We believe that should a 10.0% change in the interest rate were to have occurred on September 30, 2025, this change would not have had a material effect on interest expense as of that date.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We have incurred losses since our inception, expect to incur losses over the next several years and may never achieve or maintain profitability.
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
•
We have built a limited marketing, sales and distribution infrastructure. If our sales capabilities are inadequate, or we are unable to enter into agreements with third parties to sell or market our product candidates if they obtain regulatory approval, we may not be able to effectively sell or market our product candidates, if approved, or generate product revenues.
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

Although we believe there may be potential to pursue a path to approval for ziftomenib for the treatment of patients with particular subtypes of AML, we cannot guarantee that ziftomenib will demonstrate sufficient safety and tolerability and clinical activity in such subtypes to support an application for approval. Even if ziftomenib demonstrates sufficient activity in one patient subset, such as patients with NPM1-mutated AML, to support an application in that subset, there can be no assurance it will demonstrate sufficient activity to support an application for approval in other patient subsets. Even if the trial results from ziftomenib demonstrate a compelling clinical benefit, the FDA has substantial discretion in the approval process and may not grant approval based on data generated by us.

If the results of our trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant additional resources to conduct additional trials in support of potential approval of our product candidates.

We have not previously received marketing approval for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval for any indication. Although we submitted an NDA to the FDA for ziftomenib for the treatment of relapsed or refractory NPM1-mutated AML in the first quarter of 2025, and the FDA accepted such NDA in the second quarter of 2025, we cannot anticipate whether or when we will seek regulatory review of a product candidate for any other indications. If we do not receive regulatory approvals for and successfully commercialize any of our product candidates on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one of our product candidates, our revenues may be dependent, in part, on our third-party collaborator’s ability to co-commercialize such product candidate or to commercialize the companion diagnostic for such product candidate, as applicable. Further, our revenues may be dependent on the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the market opportunities for the indications we pursue are not as significant as we estimate, our business and prospects may be harmed.

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

We anticipate that our current product candidates and any future product candidates may be used in combination with third-party drugs or biologics, some of which may still be in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.*

We are currently developing our product candidates, and may develop future product candidates, for use in combination with one or more other cancer therapies, such as venetoclax, azacitidine, cytarabine, daunorubicin, quizartinib, gilteritinib and FLAG-IDA, in the case of ziftomenib, cabozantinib and adagrasib in the case of darlifarnib, and alpelisib in the case of tipifarnib, or other drugs, both approved and unapproved. Our ability to develop and ultimately commercialize our current product candidates and any future product candidates used in combination with another drug or biologic will depend on our ability, or the ability of third-party clinical trial sites on which we rely, to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that we, or third-party clinical trial sites on which we rely, will be able to secure a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

Moreover, the development of our product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. The FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive previous trial results are attributable to the combination therapy and not our current product candidates and any future product candidates. Moreover, following product approval, the FDA or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the approved product, quality, manufacturing and supply issues, and changes to the standard of care.

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

We have observed serious adverse events in conducting clinical trials of our product candidates. The most common treatment-related serious adverse event observed to date with ziftomenib, occurring in more than 10% of patients, is DS. While no Grade 4/5 treatment-related DS has been observed in patients with NPM1-mutated AML treated with ziftomenib, we note that during its review of the NDA for ziftomenib for the treatment of adult patients with NPM1-mutated AML, the FDA has adjudicated two cases with fatal outcomes where DS could not be ruled out as a contributing factor, although the investigators who reported such cases suspected alternate etiologies. Other treatment-related serious adverse events observed with ziftomenib, occurring in fewer than 10% of patients, include febrile neutropenia, leukocytosis, dyspnea, pulmonary embolism, nausea, diarrhea and increased white blood cell count.

Our FIT-001 trial represents the first time our darlifarnib compound has been tested in humans. To date, treatment-related serious adverse events have been reported in fewer than 10% of patients treated with darlifarnib, and have been limited to neutropenia, febrile neutropenia and thrombocytopenia.

Tipifarnib has been studied in more than 5,000 oncology patients and generally has been well tolerated and exhibited a manageable side effect profile. The most common treatment-related serious adverse event observed in our clinical trials of tipifarnib has been nausea, reported in approximately 5% of patients.

Additionally, we are evaluating, and may in the future evaluate, our product candidates in combination with third-party drugs or biologics, and safety concerns arising during a combination trial could negatively affect the individual development program of each candidate, as the FDA or comparable foreign regulatory authorities may require us to discontinue single-candidate trials until the contribution of each product candidate to any safety issues is better understood.

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

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. The FDA generally will require either approval or clearance of the diagnostic at the same time the FDA approves the therapeutic product, or as a post-marketing commitment at the time of the therapeutic product’s approval. For example, we anticipate that if the FDA approves our NDA for ziftomenib, such approval will be subject to a post-marketing commitment to conduct a study to support the availability of an in vitro diagnostic device (companion diagnostic) to identify susceptible NPM1 mutations in patients with AML for the safe and effective use of ziftomenib. We presently anticipate that approved companion diagnostics will be required in order to obtain approval for our other product candidates for the treatment of patients with other molecular or genetic alterations.

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

•
may not commit sufficient resources to the marketing and distribution of such companion diagnostics;
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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred losses since our inception, expect to incur losses over the next several years and may never achieve or maintain profitability.*

To date, we have financed our operations primarily through equity and debt financings and payments received under the Kyowa License Agreement. We have incurred losses since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Losses have resulted principally from costs incurred in connection with our research and development activities, and from general and administrative costs associated with our operations. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially if and as we:

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

To become and remain profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including completing clinical trials of our product candidates, successfully developing companion diagnostics, obtaining marketing approval from the FDA and other global regulatory authorities for these product candidates, and the manufacturing, marketing and selling of these products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or even sufficient to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could decrease our value and could impair our ability to raise capital, maintain our research, development and planned future commercialization efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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
•
our ability to attract and retain key personnel to manage our business effectively; and
•
changes in governmental regulations, healthcare policy, pricing and reimbursement systems and our ability to set and maintain prices in the United States and other territories.

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

We may need to obtain substantial additional capital in connection with our continuing operations. If we are required to raise additional capital, doing so may cause dilution to our stockholders, restrict our operations or require us to relinquish certain rights to our technologies or product candidates.*

If we need to raise additional capital in connection with our continuing operations, we would expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic partnerships or licensing arrangements. Additional capital may not be available on reasonable terms, if at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of our stockholders as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, such as our Kyowa License Agreement, we may have to relinquish valuable rights to our product candidates, other technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to us. As a result of the global pandemics, bank failures, actual or perceived changes in interest rates, current or future tariffs, and economic inflation, the global financial markets have experienced volatility and uncertainty. There can be no assurance that further volatility and uncertainty in the financial markets and declining confidence in economic conditions will not occur. If financial markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain, more costly and/or more dilutive.

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

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.*

We are a clinical-stage company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical, clinical and regulatory development of our product candidates, conducting pre-commercial and diagnostic related activities for our product candidates, pursuing FDA approval of ziftomenib, and preparing for the potential commercialization of ziftomenib in the United States. We have not yet demonstrated our ability to successfully complete clinical trials or the development of companion diagnostics in support of FDA approval, obtain marketing approval, manufacture a product at commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Medicines, on average, take 10 to 15 years to be developed from the time they are discovered to the time they receive marketing approval. Consequently, any predictions you make about our future success or viability based on our short operating history to date may not be as accurate as they could be if we had a longer operating history.

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

Risks Related to Our Dependence on Third Parties

Our collaboration with Kyowa Kirin is important to our business. If Kyowa Kirin ceases development efforts under the Kyowa License Agreement, or if the Kyowa License Agreement is terminated, we may not receive future milestone payments or royalties under the Kyowa License Agreement and our business could be adversely affected. If Kyowa Kirin does not fulfill its obligations under the Kyowa Co-Promotion Agreement, our business could be adversely affected.*

We are dependent upon Kyowa Kirin for the development of, and the regulatory activities and commercial strategy for, ziftomenib outside the United States. Additionally, Kyowa Kirin is responsible for half of all costs and expenses for the commercialization of ziftomenib in the United States. Under the Kyowa Co-Promotion Agreement, Kyowa Kirin has the right and responsibility to co-promote ziftomenib in the United States and is obligated to meet minimum detailing requirements using sales representatives meeting specific qualifications. If Kyowa Kirin does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, regulatory approval, and commercialization efforts related to ziftomenib could be delayed or terminated.

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

We rely on third-party contractors and organizations to conduct, and/or to supply materials to conduct, our clinical trials and provide commercial supply, and those third parties may not perform satisfactorily, including failing to meet deadlines for the supply of materials and/or the completion of such clinical trials or to meet the demands of our commercial supply.*

We rely, and expect to continue to rely, on third-party contractors, CROs, clinical data management organizations, independent contractors, medical institutions and clinical investigators to support our preclinical development activities and conduct our clinical trials.

We compete with many other companies, some of which may be our business competitors, for the resources of these third parties. Large pharmaceutical companies often have significantly more extensive agreements and relationships with such third-party providers, and such third-party providers may prioritize the requirements of such large pharmaceutical companies over ours.

Our agreements with third-party contractors may terminate for a variety of reasons, including a failure to perform by the third parties. The third parties on whom we rely may have the right to terminate their engagements with us at any time. The termination of these agreements or engagements may cause delay in the development and commercialization of our product candidates. If any such third-party terminates its engagement with us or fails to perform as agreed, we may be required to enter into alternative arrangements, which could result in significant cost and delay to our product development program. Moreover, our agreements with such third parties generally do not provide assurances regarding employee turnover and availability, which may cause interruptions in the services performed by such third parties.

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

In addition to relying upon third-party service providers, we depend on our collaborators and other third-party suppliers to supply certain therapies for our combination trials. For example, we depend on Mirati to supply adagrasib for the NSCLC, CRC and PDAC combination cohort of our FIT-001 trial. If Mirati does not perform in accordance with our collaboration agreement, or the agreement is terminated, the adagrasib combination cohort of our FIT-001 trial, and our development plans for darlifarnib in combination with adagrasib, could be materially adversely impacted. Similarly, for our KURRENT-HN trial, we depend upon Novartis Pharma AG, or Novartis, to supply alpelisib in accordance with the terms of our collaboration agreement. If Novartis does not perform in accordance with the agreement, or the agreement is terminated, the KURRENT-HN trial, and our development plans for tipifarnib in combination with alpelisib, could be materially adversely impacted.

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

We depend on third parties for the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.*

We do not own or operate facilities for the manufacture of our product candidates and we currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of clinical supplies of ziftomenib, darlifarnib, tipifarnib and our other product candidates for preclinical and clinical testing. We expect to rely on third parties as well for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We also expect to rely on other third parties to package and label the drug product as well as to store and distribute drug supplies for our clinical trials.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that may be conducted after an NDA is submitted to the FDA. We are completely dependent on our contract manufacturing partners for compliance with the FDA’s requirements for manufacture of both the active drug substances and finished drug product for ziftomenib, darlifarnib, tipifarnib and our other product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s regulatory requirements, they will not be able to secure or maintain FDA approval for the manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture our products, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

To the extent our third-party manufacturers and supply chain suppliers are negatively impacted by geopolitical events such as actual or potential conflicts in the Middle East, Europe or Asia, as well as actual or threatened public health epidemics or outbreaks, we may not be able to provide continuous drug supply to our clinical sites and our clinical trials may be delayed or may not be completed, which would have a material adverse effect on our business operations and performance.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals in some or all planned regions, we will not be able to commercialize, or may be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.*

Our product candidates must be approved by the FDA pursuant to an NDA in the United States, by the European Medicines Agency, or the EMA, in Europe, and by similar regulatory authorities outside the United States prior to commercialization.

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

The ability of the FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget and funding levels, a reduction in the FDA’s workforce and its ability to hire and retain key personnel. Disruptions at the FDA and other agencies may also increase the time to meet with and receive agency feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to FDA and other related government agencies. For example, government shutdowns, furlough of employees and reduced federal government employee headcount and the size of the federal government. The reductions in the FDA’s workforce and budgetary pressures could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the marketing of our products which could have a material adverse effect on our business. In addition, public health epidemics or outbreaks could also potentially affect the business of the FDA or other health authorities, which could result in delays in meetings related to planned clinical trials and ultimately of reviews and approvals of our product candidates.

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

A Breakthrough Therapy Designation by the FDA may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.*

We have received Breakthrough Therapy Designation from the FDA on ziftomenib for the treatment of patients with relapsed or refractory NPM1-mutated AML and tipifarnib for the treatment of patients with recurrent or metastatic HRAS-mutated HNSCC with variant allele frequency ≥ 20% after disease progression on platinum-based chemotherapy. A Breakthrough Therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs that have been designated as Breakthrough Therapies are eligible for Priority Review by the FDA, rolling submission of portions of the NDA and FDA’s organizational commitment involving senior management to provide guidance to the company to help determine the most efficient route to approval. Such interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development. However, the reduced timelines may introduce significant chemistry, manufacturing and controls challenges for product development.

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

In July 2019, the FDA granted orphan drug designation to ziftomenib for the treatment of AML. If ziftomenib receives marketing approval for an indication broader than AML, ziftomenib may no longer be eligible for marketing exclusivity. Furthermore, orphan drug exclusivity may not effectively protect ziftomenib from the competition of different drugs for the same orphan condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same condition if the FDA concludes that such drug is safer, is more effective or makes a major contribution to patient care. The failure to obtain an orphan designation for any product candidates we may develop for the treatment of rare cancers, and/or the inability to maintain that designation for the duration of the applicable exclusivity period, could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations (or such failure by the third parties with whom we work) could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.*

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share, or collectively, process, personal data, including health and other data we collect about patients and participants in our clinical trials, and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information, or collectively, sensitive data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer health data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or collectively CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires covered businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA and other state laws exempt some data processed in the context of clinical trials, these developments may increase compliance costs and potential liability. Similar laws are being considered in several other states. In addition, data privacy and security laws have been proposed at the federal and local levels in recent years, which could further complicate compliance efforts.

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

Further, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. As a result, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. For example, in August 2022, former President Biden signed the Inflation Reduction Act, or IRA, into law. The IRA, among other things, (1) extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025, (2) directs the U.S. Department of Health and Human Services, or HHS, to negotiate, subject to a specified cap, the price of a set number of certain high-expenditure, single-source drugs covered under Medicare that have been on the market for at least seven years, or Medicare Drug Price Negotiation Program, (3) imposes rebates under Medicare Part B and Medicare Part D to penalize manufacturers for price increases that outpace inflation, and (4) makes several changes to the Medicare Part D benefit, including by significantly lowering the beneficiary maximum annual out-of-pocket costs, and through a change in manufacturer liability under the program. These provisions began to take effect progressively in fiscal year 2023, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. In August 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued, and will continue to issue and update, guidance as these programs are implemented. On January 17, 2025, HHS selected 15 additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. In December 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in January 2024, the FDA approved Florida’s SIP proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business, particularly in light of the current U.S. presidential administration.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, on September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals include, for example, (1) directives to reduce agency workforce and cut programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establishing an artificial intelligence, or AI, task force and developing a strategic plan; (4) directing HHS to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; (6) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans; and (7) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

Darlifarnib (KO-2806)

We have filed patent applications in the United States, Europe, China, Japan and other foreign jurisdictions covering the composition of matter of darlifarnib and certain structurally related compounds and methods of using darlifarnib for treating cancers. However, there is no guarantee that patents will be granted from such applications or that any granted patents would provide protection against third parties.

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

We have built a limited marketing, sales and distribution infrastructure. If our sales capabilities are inadequate, or we are unable to enter into agreements with third parties to sell or market our product candidates if they obtain regulatory approval, we may not be able to effectively sell or market our product candidates, if approved, or generate product revenues.*

In preparation for potential FDA approval of ziftomenib in patients with relapsed or refractory NPM1-mutated AML, we have built, on a territory-by-territory basis sales, marketing, market access, distribution, managerial and other non-technical capabilities, or have made arrangements with third parties to perform these services. We have hired and trained our sales, marketing, analytics and market access teams with expertise to commercialize ziftomenib. The training and ongoing management of these teams, and the development of our commercial capabilities and infrastructure with respect to our other product candidates, is expensive and time consuming and requires significant attention of our executive officers to oversee. Any failure or delay in the development of our commercial capabilities and infrastructure would adversely impact the commercialization of any of our products that we obtain approval to market. Additionally, if the commercial launch of any product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly and our investment would be lost if we cannot retain or reposition such sales and marketing personnel. With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. For example, under the Kyowa License Agreement and the Kyowa Co-Promotion Agreement, we are collaborating with Kyowa Kirin for the potential commercialization of ziftomenib in certain indications. If we are unable to enter into similar arrangements for ziftomenib in indications outside the Kyowa License Agreement or for other product candidates when needed on acceptable terms or at all, we may not be able to successfully commercialize such product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies, which may directly compete with ziftomenib, darlifarnib, tipifarnib and any other future product candidates. If any competitor is able to advance their clinical program more quickly than ours, the commercial opportunity for our product candidates could be reduced. In the case of ziftomenib, in November 2024, Syndax Pharmaceuticals, Inc., or Syndax, announced the FDA’s approval of revumenib (Revuforj®), another menin inhibitor, in relapsed or refractory KMT2A-rearranged acute leukemia in adult and pediatric patients one year and older, and in October 2025, Syndax announced the FDA’s approval of their supplemental NDA for Revuforj for the treatment of relapsed or refractory AML with a susceptible NPM1 mutation in adult and pediatric patients one year and older who have no satisfactory alternative treatment options.

Our commercial opportunity also could be reduced or eliminated if our competitors develop and commercialize products that are safer, are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop alone or in combination with other drugs or biologics. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or slow our regulatory approval and ability to sell our products. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products or prioritize the use of other branded products over our products.

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

The insurance coverage and reimbursement status of newly-approved products are uncertain. Failure to obtain or maintain coverage and adequate reimbursement for any product candidates for which we receive marketing approval could limit our ability to market those products and decrease our ability to generate revenue.*

The availability and extent of coverage and reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of any product candidates for which we receive marketing approval will depend substantially, both domestically and abroad, on the extent to which the costs of such product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize any product candidates for which we receive marketing approval. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for any product candidates for which we receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Further, any companion diagnostic that we or our collaborators develop will be subject to separate coverage and reimbursement determinations by third-party payors.

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

In addition to CMS and private payors, professional organizations such as the National Comprehensive Cancer Network and American Society of Clinical Oncology can influence decisions about reimbursement for new medicines by determining standards for care. In addition, many private payors contract with commercial vendors who sell software that provide guidelines that attempt to limit utilization of, and therefore reimbursement for, certain products deemed to provide limited benefit to existing alternatives. Such organizations may set guidelines that limit reimbursement or utilization of our products.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.*

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We currently have product liability and clinical trial liability insurance coverage that we believe is adequate, but such coverage may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we commence or expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Recruiting and retaining qualified scientific, clinical, manufacturing, sales and market access personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees, and recruiting additional key employees, may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our discovery, development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We have expanded our development, regulatory, operations, medical affairs, market access, marketing and sales capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.*

We have experienced significant growth in the number of our employees and the scope of our operations, particularly in the areas of development, manufacturing and supply chain, regulatory affairs, operations, medical affairs, sales, marketing and market access. To manage our growth, we must continue to implement and improve our managerial, operational and financial systems and recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to effectively manage growth could delay the execution of our business plans, disrupt our operations, or result in operational mistakes or shortcomings, loss of business opportunities, loss of employees and reduced productivity among remaining employees.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. We do not own or operate facilities for the manufacture of our product candidates and we currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties, including manufacturers and suppliers located in China, for the manufacture of clinical supplies of ziftomenib and darlifarnib for preclinical and clinical testing. We also expect to rely on third parties outside of the United States for commercial manufacture if any of our product candidates receives marketing approval. In addition, we rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 through September 30, 2025, were $43.00 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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
•
our dependence on third parties, including CROs as well as our partners that produce companion diagnostic products;
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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of September 30, 2025, we had 8,245,876 shares of common stock available for grant under the 2014 Plan, options to purchase up to an aggregate of 13,702,920 shares of common stock outstanding, 1,467,525 unvested restricted stock units outstanding and 969,417 unvested performance-based restricted stock units outstanding. Also, pursuant to our 2023 Inducement Option Plan, as amended, or Inducement Plan, we are authorized to grant nonstatutory stock options to individuals that were not previously our employees or directors (or following a bona fide period of non-employment), as an inducement material to the individuals’ entry into employment with us, pursuant to Nasdaq Listing Rule 5635(c)(4). As of September 30, 2025, we had 251,925 shares of common stock available for grant under the Inducement Plan and options to purchase up to an aggregate of 2,248,075 shares of common stock outstanding.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of September 30, 2025, we had 457,851 shares of common stock reserved for future issuance under the ESPP.

Further, as of September 30, 2025, (i) warrants to purchase up to (a) 33,988 shares of our common stock at an exercise price of $3.31 per share and (b) 26,078 shares of our common stock at an exercise price of $14.38 per share and (ii) pre-funded warrants to purchase up to 840,585 shares of our common stock at an exercise price of $0.0001 per share were outstanding.

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

ITEM 5. OTHER INFORMATION

On November 3, 2025, we announced receipt of a $30.0 million milestone payment under the Kyowa License Agreement in connection with the dosing of the first patient in the second of two KOMET-017 Phase 3 registrational trials of ziftomenib.

Trading Plans

During the three months ended September 30, 2025, certain of our directors and officers adopted, modified or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Kathleen Ford, Chief Operating Officer	Termination***	August 28, 2025	X		74,438, and ESPP net shares to be purchased	September 15, 2025
Kathleen Ford, Chief Operating Officer	Adoption***	August 29, 2025	X		79,696, PSUs and RSUs net shares to be received, and ESPP net shares to be purchased	August 31, 2026
Teresa Bair, Chief Legal Officer	Adoption	September 4, 2025	X		218,021, and ESPP net shares to be purchased	December 5, 2026
Mollie Leoni, M.D., Chief Medical Officer	Adoption	September 9, 2025	X		99,531, and RSUs net shares to be received	December 31, 2026
Brian Powl, Chief Commercial Officer	Adoption	September 19, 2025	X		90,116, Options net shares unsold, RSUs net shares to be received, and ESPP net shares to be purchased	December 31, 2026
Faheem Hasnain, Lead Independent Director	Adoption	September 9, 2025	X		20,000	June 9, 2027

______________________

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

*** Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on June 10, 2024 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 3.2)	6/14/2017	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Warrant to Purchase Stock issued by the Registrant on April 27, 2016 to Oxford Finance LLC.		10-Q (Exhibit 4.3)	8/10/2016	001-37620

4.3	Form of Warrant Agreement issued by the Registrant on November 2, 2022 to certain Lenders.		10-K (Exhibit 4.3)	2/23/2023	001-37620

4.4	Amended and Restated Warrant Agreement, dated November 29, 2022, by and between the Registrant and Hercules Capital, Inc.		10-K (Exhibit 4.4)	2/23/2023	001-37620

4.5	Warrant Agreement, dated November 29, 2022, by and between the Registrant and Hercules Capital IV, L.P.		10-K (Exhibit 4.5)	2/23/2023	001-37620

4.6	Form of Pre-Funded Warrant.		8-K (Exhibit 4.1)	1/26/2024	001-37620

4.7**	Registration Rights Agreement, dated January 26, 2024, by and among the Registrant and the persons party thereto.		8-K (Exhibit 10.2)	1/26/2024	001-37620

10.1	Kura Oncology, Inc. 2023 Inducement Option Plan, as amended, and Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder.		8-K (Exhibit 99.1)	10/16/2025	001-37620

10.2	Second Amendment to Loan and Security Agreement, dated as of October 25, 2025, by and among the Registrant, Hercules Capital, Inc. and other banks thereto.	X

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certifications of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

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

Kura Oncology, Inc.

Date: November 4, 2025	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer
(Principal Executive and Financial Officer)