Form 10-K
period 2025-12-31
Kura Oncology, Inc.
filed 2026-03-05
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $496.1 million as of June 30, 2025 (the last trading day of the registrant’s most recently completed second quarter) based on the closing price of $5.77 as reported on the Nasdaq Global Select Market on such date. Shares of the registrant’s common stock held by executive officers, directors and the registrant’s affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of February 27, 2026 was 88,329,759 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or the SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2025.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	San Diego, CA USA

KURA ONCOLOGY, INC.

ii

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “targets,” “likely,” “will,” “would,” “could,” “should,” “continue,” and similar expressions or phrases, or the negative of those expressions or phrases, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements reflect our beliefs and opinions on the relevant subject and are based upon information available to us as of the date of this Annual Report. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on information that may be limited or incomplete, our projections of the future that are subject to known and unknown risks and uncertainties and other factors that may cause our actual results, level of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements. The sections in this Annual Report entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other sections in this Annual Report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

•
our ability to successfully commercialize KOMZIFTITM and any future products;
•
the size and growth of the markets for KOMZIFTI and any future products and our ability to serve those markets;
•
the rate and degree of market acceptance of KOMZIFTI and any future products;
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
•
the performance of our collaboration partners and the success of our collaborations, including our collaboration with Kyowa Kirin Co., Ltd. and Kyowa Kirin, Inc., or together Kyowa Kirin;
•
the potential milestone payments and royalties under the collaboration and license agreement that we entered into with Kyowa Kirin in November 2024, or the Kyowa License Agreement;
•
our ability to obtain additional financing;
•
our use of cash, cash equivalents, investments and other resources;
•
the accuracy of our estimates regarding expenses, future revenues, capital requirements and the need for additional financing;
•
our ability to attract and retain key management, scientific, clinical or commercial personnel; and
•
the impact of geopolitical events and actual or threatened public health epidemics and pandemics on our business and operations.

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

•
Our ability to generate revenue is highly dependent on the successful commercialization of KOMZIFTI in the United States and continued global development of ziftomenib. If we are unable to successfully commercialize KOMZIFTI in the United States, or to expand ziftomenib’s indications of use or market opportunity, our ability to generate meaningful revenue or achieve profitability will be materially and adversely affected.
•
KOMZIFTI may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
•
If the market opportunities for KOMZIFTI are smaller than we believe, our revenue may be adversely affected, and our business may suffer.
•
If we are unable to execute on our sales, marketing and distribution plans to commercialize KOMZIFTI, we may be unable to generate meaningful product revenue.
•
If competitors develop products, product candidates or technologies that are superior to or more favorable than KOMZIFTI or our product candidates, such development would significantly impact the development and commercial viability of KOMZIFTI and our product candidates, which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.
•
Post-approval results for KOMZIFTI in larger numbers of patients, broader populations or real world clinical practice may not be consistent with the results from our clinical trials.
•
We have limited experience as a commercial company and our sales, marketing and distribution of KOMZIFTI may be unsuccessful or less successful than anticipated.
•
We may be unable to maintain U.S. Food and Drug Administration, or FDA, approval of KOMZIFTI for adult patients with relapsed or refractory NPM1-mutated AML, which would severely and adversely affect our business and business prospects.
•
If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals in some or all planned regions, whether due to actual or perceived deficiencies in our applications, changes in regulatory requirements, evolving agency guidance or interpretation, resource constraints at regulatory authorities, or other factors, we will not be able to commercialize, or may be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.
•
Our marketing approval for KOMZIFTI in the United States for adult patients with relapsed or refractory NPM1-mutated AML is subject to post-approval regulatory requirements and commitments, and we may be subject to penalties, restrictions or withdrawal from the market if we fail to comply with these requirements and commitments or if we experience unanticipated problems with KOMZIFTI.
•
We are highly dependent on the success of the continued development of ziftomenib in combination with other therapies and in the frontline AML setting, and we cannot give any assurance that ziftomenib will receive regulatory approval in such indications or that any of our other product candidates will receive regulatory approval in any indications, which is necessary before they can be commercialized in such indications. Even if our product candidates receive regulatory approval and are commercialized in such indications, they may be less competitive and generate less revenue than we anticipate.
•
Our discovery, preclinical and clinical development activities are primarily focused on the development of targeted therapeutics for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs may not lead to new marketable products or new approved disease indications.
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
•
We have no historical product revenue, and we expect that our financial and operating results will vary significantly from period to period.
•
We may need to obtain substantial additional capital in connection with our continuing operations. If we are required to raise additional capital, doing so may cause dilution to our stockholders, restrict our operations or require us to relinquish certain rights to our technologies or product candidates.
•
Our collaboration with Kyowa Kirin is important to our business. If Kyowa Kirin ceases development efforts under the Kyowa License Agreement, or if the Kyowa License Agreement is terminated, we may not receive future milestone payments or royalties under the Kyowa License Agreement and our business could be adversely affected. If Kyowa Kirin does not fulfill its obligations under the co-promotion and medical affairs agreement that we entered into with Kyowa Kirin, Inc. in June 2025, or the Kyowa Co-Promotion Agreement, our business could be adversely affected.
•
We rely on third-party contractors and organizations to conduct, and/or to supply materials to conduct, our clinical trials and provide commercial supply, and those third parties may not perform satisfactorily, including failing to meet deadlines for the supply of materials and/or the completion of such clinical trials or to meet the demands of our commercial supply.
•
We depend on third parties for the manufacture of our product candidates for preclinical and clinical testing and for the manufacture of commercial supplies of KOMZIFTI. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or KOMZIFTI at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.
•
If we are unable to, or if we do not, obtain and maintain intellectual property protection for our product and product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product and product candidates may be impaired.
•
We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.
•
Patent terms may be inadequate to protect our competitive position on our product and product candidates for a commercially meaningful length of time.
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

Item 1. Business.

Overview

We are a biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Since our founding in 2014, we have transformed from a research and development company to a fully-integrated commercial-stage organization with a diversified pipeline of product candidates. Our pipeline consists of small molecules designed to target cancer signaling pathways and address significant unmet needs in oncology and hematology.

2025 was a pivotal year for our company. On November 13, 2025, the FDA approved our new drug application, or NDA, for ziftomenib, which is being marketed in the United States under the trade name KOMZIFTITM, for the treatment of adults with relapsed or refractory acute myeloid leukemia, or AML, with a susceptible nucleophosmin 1, or NPM1, mutation who have no satisfactory alternative treatment options. KOMZIFTI is the first and only menin inhibitor approved by the FDA for once-daily oral administration.

We continue to evaluate ziftomenib across the AML treatment continuum, including in relapsed or refractory and newly diagnosed disease and in patient subtypes representing up to 50% of AML cases. Among other studies, our clinical development program includes two registrational Phase 3 clinical trials of ziftomenib in combination with intensive and non-intensive chemotherapy in patients with newly diagnosed AML and multiple clinical trials of ziftomenib in combination with standards of care in patients with relapsed or refractory and newly diagnosed AML with NPM1 and FLT3 co-mutations.

In addition to AML, we are evaluating ziftomenib in combination with imatinib for the treatment of gastrointestinal stromal tumors, or GIST.

We also are exploring the use of KO-7246, a next-generation menin inhibitor, for use in diabetes and cardiometabolic disorders and additional next-generation menin inhibitors for use in combination with other therapies in solid tumors.

In addition to our menin inhibitor programs, we are evaluating farnesyl transferase inhibitors, or FTIs, in combination with various targeted therapies to address mechanisms of adaptive and innate resistance in the treatment of solid tumors. Our lead FTI product candidate is darlifarnib, which we are evaluating in combination with certain targeted therapies in large solid tumor indications, including renal cell carcinoma, or RCC, non-small cell lung cancer, or NSCLC, colorectal cancer, or CRC, and pancreatic ductal adenocarcinoma, or PDAC. We also are evaluating opportunities to partner darlifarnib with novel PI3 Kinase alpha, or PI3K alpha, and RAS inhibitors in additional indications.

We plan to advance our product candidates through a combination of internal development, strategic partnerships and clinical collaborations while maintaining significant development and commercial rights.

PRODUCT PIPELINE OVERVIEW

Program	Clinical Trial	Development Approach	Research	Phase 1 Dose Escalation	Phase 1 Dose Expansion	Registrational	U.S. FDA Approved
Ziftomenib Menin Inhibitor		KOMZIFTI™ (ziftomenib)* monotherapy	R/R *NPM1*-m AML				
	komet-017	Combination with 7+3 (IC)	Frontline *NPM1*-m or *KMT2A*-r AML				
		Combination with venetoclax/azacitidine (NIC)	Frontline *NPM1*-m AML				
	komet-007	Combination with venetoclax/azacitidine	R/R *NPM1*-m or *KMT2A*-r AML				
		Combination with 7+3 and quizartinib	Frontline *NPM1*-m / *FLT3*-m AML				
		Combination with 7+3 or venetoclax/azacitidine	Frontline *NPM1*-m or *KMT2A*-r AML				
	komet-008	Combination with gilteritinib	R/R *NPM1*-m / *FLT3*-m AML				
		Combinations with FLAG-IDA, LDAC	R/R *NPM1*-m or *KMT2A*-r AML				
	komet-001	Monotherapy	R/R Non-*NPM1*-m / Non-*KMT2A*-r AML				
			R/R *KMT2A*-r ALL				
	komet-015	Combination with imatinib	GIST				
Darlifarnib Farnesyl Transferase Inhibitor (FTI)	FIT-001 KURA KO-2806-001	Combination with cabozantinib	RCC				
		Combination with adagrasib	NSCLC, CRC, and PDAC				
KO-7246 Next-Gen Menin Inhibitor			Diabetes and cardiometabolic disease

Progress bars in the pipeline above indicate the stage of development based on ongoing or completed activities. A partial bar indicates a phase in progress; a full bar indicates completion of a phase. Bars do not represent scale, duration, or likelihood of success.

Our Strategy

Our strategy is to discover, acquire, develop and commercialize innovative agents in oncology indications and other diseases with significant unmet medical need and attractive commercial potential. The key components of our strategy include the following:

•
Establish KOMZIFTI as the leading menin inhibitor in relapsed or refractory NPM1-mutated AML, with the goal of achieving majority class share;
•
Generate data to advance ziftomenib into earlier lines of treatment and establish it as a foundational combination partner with standard-of-care therapies;
•
Develop novel, targeted small molecule product candidates for the treatment of cancer and other diseases, including in combination with existing therapies, such as established standards of care, to deepen clinical responses and extend the durability of benefit, while maintaining manageable safety profiles;
•
Identify molecular, genetic or tumor-related characteristics of patients most likely to benefit from our product candidates, leveraging clinical and pathology trends towards comprehensive molecular and genomic profiling and companion diagnostics; and
•
Build a sustainable product pipeline and advance our programs through a combination of internal discovery and development and accessing external innovation through strategic partnerships, collaborations, in-licenses and acquisitions, while maintaining significant development and commercial rights to our product candidates.

Precision Medicines in Cancer Treatment

Advancements in cancer genetics and new molecular diagnostic tools are helping define why some patients respond to a specific therapy while other patients receive little to no clinical benefit. This area of cancer drug discovery and development offers the potential for innovative treatments that are safer and more effective for patients with specific cancers. We aim to improve patient outcomes and contribute to the reduction in healthcare costs by matching targeted therapeutics to the patients who will derive the most benefit. Anchored by our recent FDA approval of KOMZIFTI for treatment of patients with relapsed or refractory NPM1-mutated AML, we are developing a pipeline of small molecule product candidates designed to inhibit dysregulated proteins and/or abnormally functioning cellular pathways that drive cancer growth or drug resistance and intend to pair them, where appropriate, with molecular diagnostics to identify those patients most likely to respond to treatment. This approach to treatment is known as precision medicine.

A pioneering example of a precision medicine in cancer was the development of small molecule inhibitors against EGFR in patients with advanced lung cancer. Patients with EGFR mutations treated with EGFR inhibitors have a response rate in the 65% range, as opposed to a response rate of approximately 10% in unselected lung patients. Erlotinib (TARCEVA®) was approved in the United States as a first-line treatment for patients with NSCLC characterized by EGFR mutations. Other examples of approved agents developed using precision medicine approaches include ALK, BCR-ABL, BRAF, KIT, KRASG12C, PI3K alpha and VEGFR2 inhibitors.

Precision medicine has several advantages over traditional drug development. We believe evidence-based selection of patients who are more likely to respond to a targeted therapy based on underlying disease biology provides the potential for: higher translatability from preclinical studies to clinical trials; increased overall response rates, requiring fewer enrolled patients for clinical development; expedited clinical development in areas of high unmet need and improved safety relative to less selective approaches and/or standard chemotherapy. We believe the precision medicine approach has the potential for more efficient drug development with reduced risks, costs and timelines. However, achieving success through a precision medicine approach is predicated on a thorough understanding of disease biology and the mechanism of action of the product candidate. To develop this understanding, we have conducted extensive translational research on each of our programs.

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

We are employing some or all of the steps above across our various programs as we advance our pipeline of targeted therapies. We believe the advantages of such an approach are the potential for higher translatability from preclinical studies to clinical trials, the ability to leverage clinical and pathology trends towards comprehensive molecular and genomic profiling and the potential for expedited clinical development.

Combinations with Targeted Therapies

A central tenet of our strategy is to “make drugs that make good drugs better.” This approach centers on developing targeted drug candidates that are rationally designed to combine with existing therapies, including established standards of care, to deepen clinical responses, extend the durability of benefit and minimize toxicity. By leveraging insights into molecular and cellular drivers of disease, resistance mechanisms, and pathway interdependencies, we seek to advance therapies that enhance the effectiveness of current treatment regimens while maintaining manageable safety profiles. We have presented clinical data that demonstrate ziftomenib can combine with standards of care such as venetoclax and azacitidine in relapsed or refractory NPM1-mutated AML to drive better outcomes for patients. We have also presented data that demonstrate darlifarnib can combine with cabozantinib, the leading standard of care for RCC, to lead to enhanced activity in patients. We believe this combination-focused approach has the potential to meaningfully improve long-term outcomes across multiple indications in oncology and hematology.

Our Product and Pipeline

KOMZIFTI (ziftomenib)

Our first commercial product, KOMZIFTI, is a potent, selective, reversible and oral small molecule menin inhibitor. The FDA approved KOMZIFTI in November 2025 for the treatment of adults with relapsed or refractory AML with a susceptible NPM1 mutation who have no satisfactory alternative treatment options. The FDA previously granted Breakthrough Therapy, Fast Track and Orphan Drug Designations as well as Priority Review to ziftomenib.

FDA approval of our NDA for KOMZIFTI was based upon positive data from our Kura Oncology MEnin-KMT2A Trial, or KOMET-001 trial, a global Phase 1/2 trial that evaluated KOMZIFTI’s safety and efficacy in 112 patients with relapsed or refractory NPM1-mutated AML. We believe that KOMZIFTI is differentiated from other menin inhibitors on the four pillars of efficacy, safety, compatibility and simplicity, and our market research indicates that this differentiated profile aligns with the priorities of physicians, pharmacists and care teams who treat patients with AML as well as with third-party payors, including commercial insurers and government healthcare programs.

Efficacy: The rate of complete remission, or CR, plus CR with partial hematologic recovery, or CRh, in the KOMET-001 trial was 21.4% (95% CI: 14.2, 30.2). The median duration of CR+CRh was five months (95% CI: 1.9, 8.1) and the median time to first response in patients who achieved a CR or CRh was 2.7 months (range: 0.9 to 15 months). 88% of patients who achieved CR or CRh did so within six months of initiating KOMZIFTI. These data from the Prescribing Information for KOMZIFTI are generally consistent with the full results of the KOMET-001 trial published in the Journal of Clinical Oncology in September 2025.

Safety: KOMZIFTI demonstrated a manageable safety profile in the KOMET-001 trial, with most reported adverse events being Grade 1 or Grade 2. The most common adverse reactions, including laboratory abnormalities, reported in 20% or more of patients were aspartate aminotransferase increased, infection without an identified pathogen, potassium decreased, albumin decreased, alanine aminotransferase increased, sodium decreased, creatinine increased, alkaline phosphatase increased, hemorrhage, diarrhea, nausea, fatigue, edema, bacterial infection, musculoskeletal pain, bilirubin increased, potassium increased, differentiation syndrome, or DS, pruritus, febrile neutropenia and transaminases increased. Notably, no Grade 4 or Grade 5 QTc interval prolongation was reported. 12% of patients experienced QTc interval prolongation of ≤ Grade 3 and, of the 70 patients 65 years of age or older, 10% experienced QTc interval prolongation of any cause.

The Prescribing Information for KOMZIFTI includes a Black Box warning for DS, a well-studied mechanism-based risk in drugs that restore differentiation, and clear dose-modification guidelines for physicians to follow when DS is suspected. Unlike the other FDA-approved menin inhibitor, KOMZIFTI does not have Black Box warning for QTc interval prolongations or Torsades de Pointes.

Compatibility: In contrast with other therapies that require dose adjustments when co-administered with anti-infective medications or other strong or moderate CYP3A4 inhibitors or inducers, KOMZIFTI can be co-administered without dose modification, offering predictability to physicians and reducing complexity and risk.

Simplicity: KOMZIFTI is the first and only menin inhibitor approved by the FDA for once-daily oral administration. KOMZIFTI’s once-daily dosing is beneficial to patients who are often elderly and on several concomitant medications.

We initiated commercial sales of KOMZIFTI in the United States on November 21, 2025. Under the terms of the Kyowa License Agreement, we lead commercial strategy for and are responsible for manufacturing KOMZIFTI in the United States. We and Kyowa Kirin are jointly performing commercialization and medical affairs activities in accordance with a co-created U.S. territory commercialization plan and the Kyowa Co-Promotion Agreement. We record all U.S. sales of KOMZIFTI, and we and Kyowa Kirin share equally the profits and losses from the commercialization activities in the United States.

Outside the United States, Kyowa Kirin is responsible for commercial strategy and for commercializing ziftomenib and booking sales.

On November 25, 2025, we announced that KOMZIFTI was added to the National Comprehensive Cancer Network®, or NCCN, Clinical Practice Guidelines in Oncology (NCCN Guidelines®) as a Category 2A recommended treatment option for adults with relapsed or refractory NPM1-mutated AML.

Following the FDA’s November 2025 approval of KOMZIFTI, we submitted patent information to our NDA regarding eight granted U.S. patents that claim the drug substance, drug product and/or methods of treatment for KOMZIFTI. These patents, which have been added to the Orange Book for KOMZIFTI, include two recently granted patents that share a base expiration date of July 16, 2044.

Market access decisions have enabled KOMZIFTI to be available to covered lives in the United States within the first 90 days after FDA approval. At least 80% of private payors have now established published coverage policies to cover KOMZIFTI for the indicated population, all aligned with the label with no additional restrictions. The timing of coverage decisions by payors, including many state Medicaid programs and private payors, have surpassed benchmarks. Among private payors, some published policies now require patients with relapsed or refractory NPM1-mutated AML to step through KOMZIFTI first before receiving other available menin inhibitors.

Market Opportunity

We estimate that the initial U.S. market opportunity for the treatment of relapsed or refractory NPM1-mutated AML is approximately $350.0 to $400.0 million annually. We believe that long-term leadership in the AML treatment landscape will depend on the ability to address a broad range of treatment settings, including combination use in frontline therapy. In particular, we believe the ability to combine effectively with established regimens will be important to achieving meaningful penetration in frontline disease. We estimate that the total annual U.S. market opportunity across relapsed or refractory and frontline AML is approximately $7.0 billion. Our estimates of market opportunity are based on a number of internal and third-party sources, including published literature, government databases, industry reports and our assumptions regarding disease prevalence, lines of therapy, treatment eligibility, pricing, and anticipated market uptake.

Menin Inhibitor Development Programs

Menin inhibitors block the interaction of two proteins, menin and the protein expressed by the Lysine K-specific Methyl Transferase 2A gene, or KMT2A gene (formerly referred to as the mixed-lineage leukemia 1, or MLL1, gene). Ziftomenib is our lead menin inhibitor product candidate. We are evaluating ziftomenib for the treatment of genetically defined subsets of acute leukemias, including AML and acute lymphoblastic leukemia, or ALL, and in GIST. We are exploring the use of KO-7246, a next-generation menin inhibitor, for the treatment of diabetes and cardiometabolic disorders and additional next-generation menin inhibitors for use in combination with other therapies in solid tumors.

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

NPM1 mutations are among the most common genetic alterations, representing approximately 30% of AML. NPM1 mutations drive leukemogenesis in AML via cytoplasmic dislocation of the NPM1 protein, resulting in transcription of disease-associated genes and inhibition of normal differentiation programs. NPM1-mutated AML is highly sensitive to disruption of the menin-KMT2A complex, which leads to decreased expression of essential leukemic genes, reduction of leukemic self-renewal capacity and promotion of differentiation. While patients with NPM1-mutated AML have high response rates to frontline therapy, relapse rates are high and survival outcomes are poor. Median overall survival, or OS, is only six months following relapse for NPM1-mutated patients. FLT3 mutations occur in approximately 30% of newly diagnosed patients with AML. Up to 50% of patients with NPM1-mutated AML have FLT3 co-mutations, making FLT3 one of the most common genetic alterations in AML.

KMT2A rearrangements represent approximately 5-10% of AML. Patients with KMT2A-rearranged AML have a poor prognosis with high rates of resistance and relapse following standard-of-care therapies. In the pediatric population, KMT2A-rearranged leukemias make up approximately 10% of acute leukemias. In the case of infant leukemias, the frequency of KMT2A rearrangements is 70–80%. These pediatric leukemia sub-types portend a poorer prognosis and five-year survival rate that is lower than other leukemia sub-types.

In adults, AML is the most common acute leukemia worldwide. Despite the many available treatments for AML, the prognosis for patients remains poor. Up to 40% of patients with newly diagnosed AML do not achieve remission with standard induction chemotherapy, and up to 70% of patients with AML who achieve a CR after induction therapy relapse.

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

Hematopoietic stem cell transplantation, or HSCT, is potentially the only curative option for AML. However, not all patients are eligible for HSCT and, unfortunately, up to 40% of patients who undergo HSCT relapse within five years. By preventing the interaction of menin and KMT2A/MLL, we believe ziftomenib has the potential to address up to 50% of AML cases, including NPM1-mutated AML and KMT2A-rearranged AML as well as other genetic subtypes that are dependent on the menin pathway.

Clinical Development of Ziftomenib in AML

Together with Kyowa Kirin, we are advancing the global clinical development of ziftomenib across the treatment continuum for AML, including in combinations with standards of care for AML and in patients with frontline and relapsed or refractory disease.

Ziftomenib Combinations with Standards of Care for AML

Newly Diagnosed AML

In September 2025, we initiated KOMET-017, a single protocol comprised of two independent, global, randomized, double-blind, placebo-controlled Phase 3 trials to evaluate ziftomenib in combination with both intensive and non-intensive regimens in patients with newly diagnosed NPM1-mutated or KMT2A-rearranged AML. The KOMET-017 protocol was informed by the clinical data and findings generated in our Phase 1 KOMET-007 trial. The single protocol design of KOMET-017 has streamlined the study start-up process, resulting in site activation at a pace that has exceeded our expectations. Patients have been dosed in both trials and enrollment continues to progress.

Combination with Non-Intensive Chemotherapy (Venetoclax/Azacitidine) in NPM1-Mutated AML

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

We previously evaluated ziftomenib in combination with venetoclax and azacitidine in patients with newly diagnosed NPM1-mutated AML in the Phase 1 KOMET-007 trial, and we delivered an oral presentation of preliminary data from the Phase 1b expansion cohort evaluating this regimen at the 67th Annual Meeting of the American Society of Hematology, or ASH, in December 2025. As presented at ASH, 40 patients with newly diagnosed NPM1-mutated AML had been enrolled in the cohort as of the September 24, 2025 data cutoff date, 58% (23/40) of whom had an ECOG performance status of two and 37 of whom were response evaluable. High rates of durable morphologic complete responses (CRc 86%; CR 73%) were observed, with 68% of CRc responders having achieved molecular measurable residual disease, or MRD, negativity by central NGS. MRD is a term describing small numbers of leukemic cells that are still detectable during or after treatment, even when a patient has achieved CR by standard criteria. Remaining leukemia cells in the body can become active and start to multiply, resulting in a relapse of the disease, which may be fatal for patients. Achieving MRD negativity, which may be associated with longer remissions and improved survival, means that a treatment has reduced the number of leukemic cells to below the limit of detection by the most sensitive analytical methods.

As of the data cutoff for the ASH presentation, median duration of CR and median OS were not reached at median follow-up of 26.1 weeks (range 1.6–54.1). 68% of patients remained alive and on treatment or in long-term follow-up as of the data cutoff. The triplet combination was generally well tolerated, with a safety profile consistent with that reported for venetoclax and azacitidine alone. Rates of ziftomenib-related myelosuppression were low, and the median times to neutrophil and platelet recovery were also consistent with those expected for venetoclax and azacitidine alone. One case each of Grade 2 DS and Grade 3 investigator-assessed QTc prolongation were successfully managed without treatment discontinuation.

Combination with Intensive Chemotherapy (7+3) in NPM1-Mutated or KMT2A-Rearranged AML

The registrational KOMET-017-IC (Intensive Chemotherapy) trial is evaluating the combination of ziftomenib with induction chemotherapy (7+3) in patients with newly diagnosed NPM1-mutated or KMT2A-rearranged AML. Patients in this trial are randomized to receive ziftomenib or placebo in combination with standard induction, consolidation chemotherapy and post-consolidation maintenance. The KOMET-017-IC trial will assess MRD-negative CR and event-free survival, or EFS, as dual-primary endpoints to support potential U.S. accelerated approval and full approval, respectively. Based on our current assumptions, we anticipate topline results from the MRD-negative CR accelerated endpoint in the intensive chemotherapy setting in 2028.

We previously evaluated ziftomenib in combination with 7+3 in patients with newly diagnosed NPM1-mutated or KMT2A-rearranged adverse risk AML in the KOMET-007 trial. In June 2025, we presented positive data at the European Hematology Association Congress from the KOMET-007 Phase 1b cohort evaluating this regimen. Ziftomenib dosed once daily at 600 mg in combination with 7+3 demonstrated robust and evolving clinical activity in patients with newly diagnosed AML. Among 71 response-evaluable patients, 93% of patients with NPM1-mutated AML and 89% of patients with KMT2A-rearranged AML achieved a CRc at the time of data cutoff. A rate of CR-MRD negativity of 71% for patients with NPM1-mutated AML with a median time to MRD negativity of 4.7 weeks and a rate of CR-MRD negativity of 88% for patients with KMT2A-rearranged AML with a median time to MRD negativity of 4.4 weeks were observed. 96% of patients with NPM1-mutated AML and 88% of patients with KMT2A-rearranged AML remained alive and on study as of the data cutoff.

We expect to present updated data evaluating the combination of ziftomenib with 7+3 in newly diagnosed NPM1-mutated or KMT2A-rearranged AML from the KOMET-007 trial in the first half of 2026.

Combination with Intensive Chemotherapy (7+3) and Quizartinib in NPM1/FLT3-ITD Co-Mutated AML

In October 2025, we and Kyowa Kirin announced dosing of the first patient in a cohort of the KOMET-007 trial evaluating the safety, tolerability and activity of ziftomenib in combination with 7+3 plus quizartinib in patients with newly diagnosed NPM1/FLT3-ITD co-mutated AML. We expect to continue to advance the enrollment of patients in this cohort in 2026.

Relapsed or Refractory AML

Combination with Non-Intensive Chemotherapy (Venetoclax/Azacitidine) in NPM1-Mutated or KMT2A-Rearranged AML

We are evaluating ziftomenib in combination with venetoclax and azacitidine in patients with relapsed or refractory NPM1-mutated or KMT2A-rearranged AML in our Phase 1 KOMET-007 trial. At ASH in December 2025, we delivered an oral presentation of safety and clinical activity results from Phases 1a and 1b of this ongoing study. Of the 83 patients included in the dataset as of the September 24, 2025 data cutoff date, 80 were response evaluable and 58% (48/83) had received prior venetoclax.

Among the 51 patients with relapsed or refractory NPM1-mutated AML, the objective response rate, or ORR, was 65% and the CRc rate was 48%, with CRc median duration of 39.9 weeks. In venetoclax-naïve patients, the ORR was 83% and the CRc rate was 70%, compared with 48% and 28%, respectively, in venetoclax-exposed patients. Median OS was 54.9 weeks (95% CI 32.0–NE). 14 patients received HSCT, five proceeded to ziftomenib maintenance therapy, and five were pending maintenance at time of data cutoff.

Among the 32 patients with relapsed or refractory KMT2A-rearranged AML, the ORR was 41% and the CRc rate was 28%, with CRc median duration of 12.4 weeks. In venetoclax-naïve patients, the ORR was 70% and the CRc rate was 60%. Median OS was 21.1 weeks (95% CI 12.4–64.9). Two patients received HSCT and both proceeded to ziftomenib maintenance therapy.

The combination was generally well tolerated in both relapsed or refractory NPM1-mutated and relapsed or refractory KMT2A-rearranged AML. Rates of ziftomenib-related myelosuppression were low, with neutrophil and platelet recovery consistent with expectations for venetoclax and azacitidine alone. No ziftomenib-related QTc prolongation was reported. One Grade 3 DS case (in a patient with an NPM1 mutation) was successfully resolved with protocol-specified measures, and the patient resumed treatment with ziftomenib.

We have completed enrollment of patients with relapsed or refractory NPM1-mutated AML in the dose expansion cohort evaluating the combination of ziftomenib with venetoclax and azacitidine. We expect to present updated data from this cohort in the first half of 2026.

Combination with Gilteritinib in NPM1/FLT3 Co-Mutated AML

We are evaluating ziftomenib in combination with gilteritinib in patients with relapsed or refractory NPM1 and FLT3 co-mutated AML in our Phase 1 KOMET-008 trial. We have completed patient enrollment in the dose expansion portion of this cohort and anticipate presenting preliminary data in the second half of 2026.

Combination with FLAG-IDA or LDAC in NPM1-Mutated or KMT2A-Rearranged AML

We also are evaluating ziftomenib in combination with fludarabine, cytarabine, granulocyte-colony stimulating factor, or G-CSF, and idarubicin, or FLAG-IDA, or low-dose cytarabine, or LDAC, in patients with relapsed or refractory NPM1-mutated or KMT2A-rearranged AML as part of our KOMET-008 trial.

Ziftomenib Monotherapy

While the FDA approval of KOMZIFTI marks the completion of our clinical evaluation of ziftomenib as a monotherapy for adult patients with relapsed or refractory NPM1-mutated AML, we continue to evaluate ziftomenib as a monotherapy in patients with non-NPM1-mutated and non-KMT2A-rearranged AML and in patients with KMT2A-rearranged ALL under the KOMET-001 protocol.

We are supporting an investigator-sponsored trial, and may initiate a company-sponsored trial, evaluating the ability of ziftomenib to improve outcomes when administered as a maintenance therapy to patients with NPM1-mutated or KMT2A-rearranged AML following HSCT.

Our clinical development plan also includes a pediatric development strategy. In December 2023, we announced a clinical collaboration with Blood Cancer United, or BCU, formerly known as The Leukemia & Lymphoma Society, to evaluate ziftomenib in combination with chemotherapy in pediatric patients with relapsed or refractory KMT2A-rearranged, NUP98-rearranged or NPM1-mutated acute leukemia. Under the terms of the collaboration agreement, BCU serves as the coordinating sponsor of a Phase 1 trial of ziftomenib in pediatric patients with acute leukemias in North America, the Princess Máxima Center for Pediatric Oncology in Utrecht, Netherlands serves as the coordinating sponsor of the trial in Europe, and we supply BCU and the Princess Máxima Center with ziftomenib for the trial.

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

In April 2025, we dosed the first patients in a Phase 1 trial evaluating ziftomenib in combination with imatinib in patients with advanced GIST after imatinib failure, which we refer to as the KOMET-015 trial. We are advancing the combination in dose escalation and have reached a range of dose levels without observing dose-limiting toxicities.

Menin Inhibition in Diabetes

According to the Centers for Disease Control, or CDC, diabetes affects approximately 40.1 million people (12.0% of the population) in the United States. An additional 115.2 million people aged 18 years or older in the United States have prediabetes (representing 43.5% of the adult population). 1.5 million Americans aged 18 years or older are diagnosed with diabetes every year.

Type 1 diabetes, which is caused by autoimmune beta-cell destruction, usually leading to absolute insulin deficiency, including latent autoimmune diabetes of adulthood, accounts for 2.1 million diagnosed patients in the United States.

Diabetes represents a global epidemic. According to the World Health Organization, more than 830 million people worldwide are afflicted with diabetes. Diabetes is one of the largest economic burdens on the U.S. health care system and the seventh leading cause of death in the United States. According to the American Diabetes Association, the total annual cost of diabetes in 2022 was reported to be $412.9 billion, including $306.6 billion in direct medical costs and $106.3 billion in indirect costs. People with diagnosed diabetes account for one of every four health care dollars spent in the United States.

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

We continue to make progress toward multiple next-generation menin inhibitor drug candidates. We have nominated our first next-generation menin inhibitor, KO-7246, which we expect to advance into IND-enabling studies in diabetes and cardiometabolic diseases in 2026 with external investment or through a collaboration. We anticipate the publication of preclinical data on the use of menin inhibitors in diabetes in 2026. We also expect to advance preclinical development of an additional next-generation menin inhibitor development candidate for use in combination therapy for solid tumors in 2026.

Farnesyl Transferase Inhibitor Development Program

Protein Farnesylation

Certain cellular proteins must associate with cell membranes to function. One of the mechanisms by which proteins are associated with cell membranes is farnesylation, which modifies the protein by attaching a farnesyl group and allows the farnesylated protein to remain closely associated with the cell membrane. Another related mechanism of attachment of proteins to the membrane is protein geranylgeranylation, which is attachment of a geranylgeranyl group to the protein. Protein farnesylation and protein geranylgeranylation, collectively called protein prenylation, cause intracellular proteins to become anchored to cell membranes or other membrane-associated proteins due to the hydrophobic nature of the farnesyl and geranylgeranyl groups.

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

Among the hundreds of proteins that can potentially be prenylated, some are either exclusively farnesylated or exclusively geranylgeranylated, some are both farnesylated and geranylgeranylated, and others are naturally farnesylated but become geranylgeranylated, when the farnesyl transferase enzyme is inhibited. HRAS and RHEB are examples of proteins that are exclusively farnesylated while KRAS and NRAS are two proteins that are naturally farnesylated but may become geranylgeranylated upon treatment with FTIs. A recent report used state-of-the-art mass spectrometry-based methods to definitively identify the farnesylation-dependent ‘farnesylome’ in a single cell type and found that several dozen proteins were efficiently deprenylated by tipifarnib treatment, including the non-redundant mTOR regulator RHEB and the nuclear envelope components Lamins A, B1 and B2.

Farnesyl Transferase Inhibitors in Solid Tumors

Over the past several years, we have pioneered the development of FTIs as anti-tumor agents in a monotherapy context, including targeting HRAS-mutated, biomarker-driven patient populations with a high unmet need. Although FTIs have demonstrated clinical utility as monotherapy to treat certain cancers with high unmet need, our focus is currently on development of FTIs in combination with other targeted therapies in large solid tumor indications to enhance antitumor activity, prevent or delay emergence of resistance and improve therapeutic outcomes for patients.

Our preclinical data support the use of FTIs in combination with a number of targeted therapies, including EGFR inhibitors and PI3K alpha inhibitors in head and neck squamous cell carcinoma, or HNSCC, TKIs in RCC, KRASG12C inhibitors in NSCLC, and both mutated and pan-selective KRAS inhibitors in NSCLC, CRC and pancreatic cancers.

Darlifarnib – Our Next-Generation FTI

We designed darlifarnib to be a next-generation FTI with enhanced potency, pharmacokinetics and physicochemical properties relative to earlier FTI candidates. In preclinical studies, darlifarnib demonstrated increased anti-tumor activity and bioavailability compared to earlier-generation FTIs, as well as a manageable tolerability profile when administered in combination with other targeted therapies. Darlifarnib’s pharmacokinetic properties support once-daily dosing in humans, compared with twice-daily dosing for earlier-generation FTIs, making for a more favorable combinability profile. We believe these characteristics support development of darlifarnib across multiple oncology indications. In addition, in contrast to earlier FTI candidates, darlifarnib is the subject of several patent families that we own, including two granted composition-of-matter patents and numerous worldwide pending applications.

In our Phase 1 first-in-human FIT-001 trial, darlifarnib demonstrated a manageable safety and tolerability profile as a monotherapy, with preliminary pharmacokinetic data supporting once-daily dosing. We currently are evaluating darlifarnib in combination with other targeted therapies across multiple solid tumor indications as part of the ongoing FIT-001 trial, reflecting our strategy to unlock its potential in areas of significant unmet medical need.

Darlifarnib in Combination with Cabozantinib in RCC

As part of our FIT-001 trial, we are evaluating darlifarnib in combination with cabozantinib in patients with clear cell RCC, or ccRCC, and patients with non-clear cell RCC. At the European Society for Medical Oncology, or ESMO, Congress in October 2025, we presented preliminary Phase 1a dose-escalation data demonstrating the combination’s manageable safety profile across multiple doses, including at the full label dose of cabozantinib. Antitumor activity was observed across all doses, including in patients with prior exposure to cabozantinib. As of the August 15, 2025 data cutoff date, the ORR was 33-50% in ccRCC, and 17-50% in patients with prior cabozantinib exposure, and the disease control rate was 80-100% in ccRCC. We initiated the Phase 1b dose expansion cohorts of darlifarnib and cabozantinib in patients with advanced RCC in February 2026. We expect to present updated Phase 1a dose-escalation data from the combination in the second half of 2026.

Darlifarnib in Combination with Adagrasib in NSCLC, CRC and PDAC

We are evaluating darlifarnib in combination with adagrasib in patients with KRASG12C-mutated NSCLC, CRC and PDAC as part of our FIT-001 trial. Under the terms of a clinical collaboration agreement with Mirati Therapeutics, Inc., or Mirati, a wholly owned subsidiary of Bristol Myers Squibb, or BMS, we sponsor the trial and Mirati supplies us with adagrasib, a KRASG12C inhibitor, for use in the trial. We anticipate the presentation of preliminary clinical data from the dose escalation portion of the FIT-001 trial evaluating the combination of darlifarnib and adagrasib in the first half of 2026.

We plan to explore opportunities to evaluate additional indications and combination partners, such as novel PI3K alpha and RAS inhibitors, for darlifarnib in 2026.

Darlifarnib as a Monotherapy

Preliminary data from the FIT-001 trial evaluating darlifarnib as a monotherapy in RAS-altered advanced solid tumors were presented at ESMO in October 2025. The data presented at ESMO indicate that darlifarnib has a manageable safety and tolerability profile when administered at doses from 3 to 10 mg per day. Encouraging antitumor activity was observed in advanced HRAS-mutated solid tumors across multiple dose levels, demonstrating on-target activity and a broad therapeutic window.

Tipifarnib – Our First-Generation FTI

Tipifarnib is a potent, selective and orally bioavailable FTI that has a well-established safety profile and has demonstrated compelling and durable anti-cancer activity in certain patients. While its activity has not been sufficient in any clinical trial to support marketing approval by the FDA, we believe our preclinical data and the positive results from our studies of tipifarnib as a monotherapy and in combination validate the therapeutic value of farnesyl transferase inhibition.

Tipifarnib as a Monotherapy

The FDA previously granted tipifarnib Breakthrough Therapy Designation for the treatment of patients with recurrent or metastatic HRAS-mutated HNSCC with variant allele frequency ≥ 20% after disease progression on platinum-based chemotherapy. We conducted a global Phase 2, multi-center, open-label, non-comparative registration-directed clinical trial of tipifarnib in patients with recurrent/metastatic HRAS-mutated HNSCC, which we called AIM-HN. Meaningful antitumor activity was observed in the AIM-HN trial and tipifarnib was generally well-tolerated with a manageable safety profile.

Tipifarnib in Combination with Alpelisib in HNSCC

In 2021, we entered into a clinical collaboration with Novartis Pharma AG, or Novartis, to evaluate the combination of tipifarnib and alpelisib, a PI3K alpha inhibitor, in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification. We conducted a Phase 1/2 open-label, biomarker-defined cohort trial, called the KURRENT-HN trial, to evaluate the safety and tolerability of the combination, determine the recommended dose and schedule for the combination, and assess early antitumor activity of the combination for the treatment of such patients.

We completed the KURRENT-HN trial in the third quarter of 2025 and presented data from the trial at ESMO in October 2025. The combination of tipifarnib and alpelisib demonstrated a manageable safety profile in HNSCC patients across multiple doses. Robust antitumor activity was observed in heavily pretreated patients with relapsed or metastatic HNSCC with PIK3CA alterations. An ORR of 47% was observed at a daily dose of tipifarnib 1200 mg with alpelisib 250 mg.

Based on the data from the KURRENT-HN trial, we are evaluating data generation options for the combination of darlifarnib and a PI3K alpha inhibitor in HNSCC and other PI3K alpha-driven solid tumors.

License Agreements and Strategic Collaborations

The University of Michigan

In December 2014, we entered into a license agreement with the University of Michigan, which was most recently amended in August 2017, that grants us exclusive worldwide rights under certain patent rights to compounds in our menin-KMT2A program. Under this license agreement, we paid the University of Michigan an upfront nonrefundable license fee and are obligated to pay the University of Michigan annual license maintenance fees. We are also required to make development and regulatory milestone payments to the University of Michigan of up to $3.4 million in the aggregate if specified development and regulatory events are achieved for the first indication and additional payments for each subsequent indication. We are required to pay the University of Michigan a percentage of certain amounts received from licensees as consideration for any sublicenses granted under the rights licensed from the University of Michigan and are paying the University of Michigan such a percentage in connection with the Kyowa License Agreement. We are obligated to pay the University of Michigan tiered royalties of low single digit percentages of our net sales of products covered by the licensed patent rights depending on the amount of our net sales with standard provision for royalty offsets and sales-based milestones. As between us and the University of Michigan, all future development, regulatory and commercial work on the licensed compounds will be completed fully by us and at our sole expense. The University of Michigan retains the right to use certain licensed compounds for non-commercial research, internal and/or educational purposes, with the right to grant the same limited rights to other non-profit research institutions. Under the agreement, as a result of our March 2015 private placement, we issued to the University of Michigan 79,113 shares of our common stock at a fair value of $0.5 million. The license agreement with the University of Michigan will terminate upon the last-to-expire patent rights, or may be terminated by us at any time with 90 days written notice of termination or terminated by the University of Michigan upon a bankruptcy by us, payment failure by us that is not cured within 30 days or a material breach of the agreement by us that is not cured within 60 days.

Kyowa Kirin

In November 2024, we entered into the Kyowa License Agreement to develop and commercialize ziftomenib for the treatment of patients with AML and other hematologic malignancies, or the Field, which may be expanded to include the use of ziftomenib in other oncology indications at the option of Kyowa Kirin, subject to certain conditions.

Under the terms of the Kyowa License Agreement, in the United States, we have the right and responsibility to lead development, regulatory and commercial strategy and to manufacture KOMZIFTI and other products and product candidates containing ziftomenib, and the companies share rights and responsibilities to perform commercialization activities in accordance with a co-created U.S. territory commercialization plan. We book sales of KOMZIFTI and, following regulatory approval, will book sales of other products containing ziftomenib, and the parties will share equally the profits and losses from the commercialization activities in the United States. Under the terms of the Kyowa Co-Promotion Agreement, we and Kyowa Kirin have the right and responsibility to jointly promote and perform medical affairs activities with respect to KOMZIFTI and other products containing ziftomenib for the treatment of patients with AML and other hematologic malignancies in the United States, and solely if Kyowa Kirin exercises its field expansion option under the Kyowa License Agreement, all approved indications for ziftomenib in the United States that are licensed under the Kyowa License Agreement.

In accordance with an agreed-upon development plan and budget designed to support regulatory approval in the United States, or the Development Plan, we are conducting multiple clinical trials of ziftomenib in AML and other hematologic malignancies to support additional regulatory approvals of ziftomenib in the United States.

Outside the United States, Kyowa Kirin has the right and responsibility to lead commercial strategy and to commercialize and book sales of ziftomenib and is solely responsible for the conduct and funding of such activities that are specific to the exploitation of ziftomenib outside of the United States. Following regulatory approval, Kyowa Kirin will be solely responsible for the conduct and funding of commercialization of ziftomenib outside of the United States (including recording sales). Kyowa Kirin is required to use commercially reasonable efforts to conduct the development of ziftomenib outside the United States in accordance with an ex-U.S. territory development plan, including to conduct such development with the objective to achieve the development milestone events outside the United States that entitle us to receive corresponding development milestone payments, and to commercialize ziftomenib in each country outside of the United States where it has received regulatory approval.

Development and commercialization activities under the collaboration are managed through a shared governance structure.

We are responsible for the global manufacture and supply of ziftomenib necessary for the development and commercialization activities described above, pursuant to the terms of a clinical supply agreement entered into with Kyowa Kirin Co., Ltd. in March 2025. Kyowa Kirin has the right to request that we conduct a manufacturing technology transfer and to take over the responsibility of the manufacture of commercial supply of ziftomenib outside the United States.

Under the Kyowa License Agreement, Kyowa Kirin has an option to participate in the development and commercialization of ziftomenib in GIST after receipt of clinical data from our KOMET-015 trial. If Kyowa Kirin exercises this option, the parties’ roles and responsibilities will follow the same structure as the collaboration in the Field.

Excluded from the collaboration are our ongoing efforts to advance multiple, next-generation menin inhibitor drug candidates targeting certain solid tumor oncology indications, as well as diabetes and other cardiometabolic diseases.

We are eligible to receive up to an aggregate of $1.161 billion in development, regulatory and commercial milestone payments for the existing Field and the expanded Field, together with the $330.0 million upfront payment for the expanded Field, totaling up to $1.491 billion in upfront and milestone payments in the aggregate. As of December 31, 2025, we have received or expect to receive a total of $592.6 million in upfront, milestone and profit and loss sharing payments under the Kyowa License Agreement. We expect to receive an additional $180.0 million in milestone payments from 2027 to 2028, inclusive. We also are eligible to receive tiered double-digit royalties on net product sales outside the United States.

Under the Development Plan, we will fund the specified development activities that are planned to be conducted prior to the end of 2028, and both companies will share equally (50/50) all development costs for all other development activities in the United States included in the Development Plan, including the costs of future trials in the United States, including clinical trials and post-marketing commitments that are reasonably necessary for obtaining or maintaining regulatory approval of KOMZIFTI and other products containing ziftomenib in the United States.

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

Mirati/BMS

In October 2023, we entered into a clinical collaboration with Mirati, a wholly owned subsidiary of BMS, to evaluate the combination of darlifarnib and adagrasib, a KRASG12C inhibitor, in patients with KRASG12C-mutated solid tumors. Under the terms of the agreement, Mirati (now a BMS company) supplies us with adagrasib for the NSCLC, CRC and PDAC combination cohort of the FIT-001 trial, and we sponsor the trial.

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

We face competition with respect to KOMZIFTI and our current product candidates, and we will face competition with respect to future product candidates, from segments of the pharmaceutical, biotechnology and other related markets that pursue approaches to targeting molecular alterations and signaling pathways associated with cancer. Our competitors may obtain regulatory approval of their products more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product and product candidates. Our competitors may also develop drugs that are more effective, more convenient, less costly or possessing better safety profiles than our products, and these competitors may be more successful than us in manufacturing and marketing their products.

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

Furthermore, we also face competition more broadly across the market for cost-effective and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy or a combination of such methods. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While KOMZIFTI and our product candidates may compete with these existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, KOMZIFTI and our product candidates may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. KOMZIFTI is priced at a premium over competitive generic products, and we expect that if other product candidates are approved, they also will be priced at a premium over competitive generic, including branded generic, products. As a result, obtaining market acceptance of, and gaining significant share of the market for, KOMZIFTI and any of our product candidates that we successfully introduce to the market will pose challenges. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

Menin Inhibitor Competition

We are aware of other companies with competing commercial or clinical-stage menin inhibitor programs, including Syndax, Janssen (Johnson & Johnson), Dainippon Sumitomo, Servier, Biomea Fusion and CHARM Therapeutics. If KOMZIFTI or our product candidates do not offer sustainable advantages over competing products, we may not be able to successfully compete against current and future competitors.

KOMZIFTI and any of our menin inhibitor product candidates that receives regulatory approval in the future would compete with other therapies, including a variety of established drugs. There are several therapies approved for the treatment of AML, including Abbvie’s/Genentech’s venetoclax (VENCLEXTA®), Novartis’s midostaurin (RYDAPT®), Astellas’s gilteritinib (XOSPATA®), BMS’s enasidenib (IDHIFA®) and oral azacitidine (ONUREG®), Servier’s ivosidenib (TIBSOVO®), Rigel’s olutasidenib (REZLIDHIA®), Daiichi-Sankyo’s quizartinib (VANFLYTA®) and Syndax’s revumenib (REVUFORJ®).

FTI Competition

Although there are currently no approved drugs targeting farnesyl transferase for the treatment of cancer, we are aware of several compounds that are now or have previously been in clinical development, including Merck’s lonafarnib, BMS’s BMS-214662, Astellas Pharma’s (formerly OSI Pharmaceuticals) CP-609,754, and AstraZeneca’s AZD3409. To our knowledge, there are no ongoing clinical trials evaluating any of these agents or any other novel agent for the treatment of cancer. However, the initiation of clinical development of another FTI in an oncology setting could become competitively significant, and if darlifarnib or our other FTI product candidates do not offer sustainable advantages over competing products, we may not be able to successfully compete against current and future competitors.

Even if we are successful in developing our FTI product candidates, the resulting products would compete with a variety of established drugs in each targeted therapeutic indication. There are several therapies approved for the treatment of RCC, including Merck’s pembrolizumab (KEYTRUDA®), BMS’s nivolumab (OPDIVO®) and ipilimumab (YERVOY®), Exelixis’s cabozantinib (CABOMEYX®), Merck’s axitinib (INLYTA®) and Eisai’s lenvatinib (LENVIMA®); and KRASG12C-mutated solid tumors, including Amgen’s sotorasib (LUMAKRAS®) and Mirati’s/BMS’s adagrasib (KRAZATI®), each of which is– approved for KRASG12C-mutated NSCLC and metastatic CR.

Commercialization

Our commercial strategy for KOMZIFTI is built on three imperatives: drive adoption, ensure broad access and operate as one team under our collaboration with Kyowa Kirin.

In preparation for launch, we hired an experienced field sales team with an average of more than 20 years of industry experience, deep hematology expertise and established relationships with key institutions. Between us and Kyowa Kirin, we have more than 60 oncology account managers who will collectively target more than 4,000 academic and community accounts with focused messaging to drive adoption of KOMZIFTI.

To support broad access to KOMZIFTI, our market access team has educated third-party payors on KOMZIFTI’s clinical profile. Prior to launch, we engaged in pre-approval information exchanges with 100% of the targeted payor organizations responsible for coverage decisions affecting over 90% of insured lives. KOMZIFTI is available through a select network of specialty distributors and specialty pharmacies to optimize access, provider satisfaction and update. Our KURA RxKONNECTTM program offers tailored support for assistance with prior authorization, insurance education and appeals, financial assistance and patient resources.

Under the Kyowa License Agreement, as described in greater detail under the heading “License Agreements and Strategic Collaborations – Kyowa Kirin,” we lead commercial strategy for KOMZIFTI and, jointly with Kyowa Kirin, perform commercialization activities in the United States.

Outside of the United States, Kyowa Kirin will lead commercial strategy and be responsible for commercializing ziftomenib.

With respect to the commercialization of ziftomenib in indications outside the Kyowa License Agreement and our other product candidates, we anticipate that we will aim to retain commercial rights in North America, subject to receiving marketing approvals. If and when appropriate, we expect to commence commercialization activities through a focused internal commercial team that would include marketing, analytics, market access and a specialized, internal sales force in North America. We also may seek to retain commercial rights in Europe for ziftomenib in indications outside the Kyowa License Agreement and our other product candidates for which we may in the future receive marketing approvals, and we may build a focused commercial team in Europe to sell such products. Outside of regions where we maintain commercial rights, we may enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval in foreign jurisdictions.

We expect that any third parties with which we collaborate on the development of any commercial companion diagnostics for use with our therapeutic products will most likely hold the commercial rights to those diagnostic products.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing as well as for commercial manufacture of KOMZIFTI and any other approved products that we may commercialize. KOMZIFTI and all of our product candidates are small molecules and are manufactured in synthetic processes from available starting materials. The chemistry does not currently require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

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

Under the Kyowa License Agreement, we have the exclusive right to manufacture ziftomenib for development and commercialization in the United States, and the co-exclusive right (with Kyowa Kirin) to manufacture ziftomenib for commercialization in leukemia outside of the United States. We will be responsible for the manufacture and supply of ziftomenib for development and commercialization globally, pursuant to the terms of a supply agreement to be negotiated by the parties. Kyowa Kirin has the right to request that we conduct a manufacturing technology transfer and to take over the responsibility for the manufacture of commercial supply of ziftomenib outside the United States.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our product candidates and our core technologies, including novel biomarker and diagnostic discoveries and other know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary or intellectual property rights. We currently, and expect that we will continue to, seek to protect our proprietary and intellectual property position by, among other methods, licensing or filing our own U.S., international and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trade secrets, trademarks, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position, which we generally seek to protect through, for example, trademark applications and registrations, internal trade secret and confidentiality policies, and contractual obligations with third parties.

We currently, and expect that we will continue to, file or license patent applications directed to our key product candidates in an effort to establish intellectual property positions regarding composition-of-matter of these product candidates, as well as biomarkers that may be useful in selecting the right patient population for use of any of our product candidates, formulations, processes and methods of using these product candidates in the treatment of various cancers and other diseases. We own or in-licensed patents or patent applications into our patent portfolio, which now includes issued U.S. and foreign patents, and pending patent applications in the United States, under the Patent Cooperation Treaty and in a number of foreign jurisdictions.

We have exclusively licensed from the University of Michigan and/or co-own multiple families of patent applications pertaining to our menin-KMT2A program. The U.S. Patent and Trademark Office, or U.S. PTO, has issued the University of Michigan and us patents covering the composition of matter of ziftomenib and certain structurally related compounds, and methods of using the compounds for the treatment of cancers, and related patents have been granted in foreign jurisdictions such as Europe, China, and Japan. We have obtained granted patents in the United States and in foreign jurisdictions to other methods of use for ziftomenib, and we have filed and will continue to file additional U.S., international and foreign patent applications related to various aspects of ziftomenib development.

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

In addition to the patent applications that we have filed to date, we plan to continue to expand our patent portfolio by filing patent applications directed to inventions that arise from our research and development programs, including dosage forms, methods of treatment and additional compounds that inhibit our oncology molecular or other disease targets. Specifically, we have filed patent applications and we anticipate that we will continue to seek patent protection in the United States and internationally for novel compositions of matter covering the compounds, the chemistries and processes for manufacturing these compounds, their intermediates and/or metabolites, the use of these compounds in a variety of therapies and the use of biomarkers for patient selection for these compounds. However, these or other patent applications that we may file or license from third parties may not result in the issuance of patents, and any issued patents may include claims that may be of limited scope and/or may be challenged, invalidated or circumvented. See “Risk Factors—Risks Related to Our Intellectual Property.”

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

Eight U.S. patents for KOMZIFTI are listed in the Orange Book, including patents pertaining to the product’s drug substance, drug product, and approved indication. As noted in the Orange Book, patent exclusivity for KOMZIFTI in the United States may extend to 2044.

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

As noted in the Orange Book, the NCE exclusivity for KOMZIFTI extends to November 13, 2030.

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

We have submitted applications for patent term extension to the U.S. PTO for two granted U.S. patents. Once the U.S. PTO and the FDA complete their regulatory reviews of the applications, we expect to select one of these two patents as the beneficiary of the applicable patent term extension.

Trademarks/Domain Names

Our intellectual property portfolio also includes various registered and allowed U.S. and foreign trademarks and pending U.S. and foreign trademark applications for the company as well as our product candidates. Trademark protection varies throughout the world and typically extends beyond the term of patent protection for a product. We own U.S. and foreign trademark registrations for KURA ONCOLOGY and foreign trademark registrations for KOMZIFTI. We also have allowed U.S. and pending foreign trademark applications for KOMZIFTI and a pending U.S. trademark application for Kura RxKonnect. Worldwide, we consider these trademarks in the aggregate to be of material importance to the operation of our business.

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

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Product development is also guided by The International Council for Harmonisation, or ICH, a global initiative that brings together regulatory authorities and pharmaceutical industry to discuss scientific and technical aspects of pharmaceutical product development and registration. Regional and country-specific health authorities such as the FDA, the European Medicines Agency, or EMA, and Japan’s Pharmaceuticals and Medical Devices Agency, or PMDA, have adopted the ICH guidance as standards to be used in product development.

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

Orphan Drug Designation and Exclusivity

The Orphan Drug Act provides incentives for the development of products intended to treat rare diseases or conditions. Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug available in the United States for this type of disease or condition will be recovered from sales of the product. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition, the FDA will grant Orphan Drug Designation for that product for the orphan disease indication, assuming the same drug has not already been approved for the indication for which the sponsor is seeking Orphan Drug Designation. If the same drug has already been approved for the indication for which the sponsor is seeking Orphan Drug Designation, the sponsor must present a plausible hypothesis of clinical superiority to obtain Orphan Drug Designation. Orphan Drug Designation must be requested before submitting an NDA. After the FDA grants Orphan Drug Designation, the FDA discloses the identity of the therapeutic agent and its potential orphan use.

Orphan Drug Designation may provide manufacturers with benefits such as research grants, tax credits, PDUFA application fee waivers, and eligibility for orphan drug exclusivity. If a product that has Orphan Drug Designation subsequently receives the first FDA approval of the active moiety for that disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which for seven years prohibits the FDA from approving another product with the same active ingredient for the same indication, except in limited circumstances. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety or is shown to provide a major contribution to patient care or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. Moreover, competitors may receive approval of different products for the indication for which the orphan drug has exclusivity or obtain approval for the same product but for a different indication for which the orphan drug has exclusivity.

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

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which Orphan Drug Designation has been granted.

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

FDA Regulation of Companion Diagnostics

Our drug products may rely upon in vitro companion diagnostics for use in selecting the patients that are more likely to respond to our cancer therapeutics. If safe and effective use of a therapeutic product depends on selecting patients with a particular genetic alteration, the FDA generally will require approval or clearance of an in vitro diagnostic, or IVD, at the same time that the FDA approves the therapeutic product in order to allow for its commercial use.

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

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates to the extent we choose to sell any products outside of the United States. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies based on regulations enacted at the European Union level, as well as country-specific health authorities such as Japan’s PMDA, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution would apply to any product that is approved outside the United States.

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

The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Additionally, some state and local laws require certain regulatory licenses to manufacture or distribute pharmaceutical products commercially and/or the registration of pharmaceutical sales representatives. Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to track and report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing. Our activities may also be subject to certain state laws regarding the privacy and security of health information that may not be preempted by HIPAA.

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

Coverage and Reimbursement

Sales of KOMZIFTI and any of our product candidates that may be approved, including any drug or companion diagnostics we or our collaborators may develop, will depend, in part, on the extent to which the cost of the product will be covered by third-party payors. Third-party payors may limit coverage to an approved list of products, or formulary, which might not include all drug products approved by the FDA for an indication. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party payor reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Any companion diagnostic that we or our collaborators develop will be subject to separate coverage and reimbursement determinations by third-party payors.

KOMZIFTI or any product candidates for which we obtain marketing approval may not be considered medically necessary or cost-effective by third-party payors, and we may need to conduct expensive pharmacoeconomic studies in the future to demonstrate the medical necessity and/or cost effectiveness of any such product. The U.S. government, state legislatures and foreign governments have shown increased interest in implementing cost containment programs to limit government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For example, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. Continued interest in and adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as the product candidates we are developing.

Health Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a specific focus of these efforts and has been significantly affected by major legislative initiatives. By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law. The ACA was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, the One Big Beautiful Bill Act, or OBBBA, signed into law in July 2025, narrowed access to enrollment through ACA marketplace exchanges and did not extend the enhanced premium tax credits that expired at the end of 2025. These and other provisions in the law are expected to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the current administration will impact the ACA.

Recently there has been heightened governmental scrutiny over the manner by which manufacturers set prices for their marketed products. For example, there have been several recent U.S. Presidential executive orders, Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, in January 2024, the FDA approved Florida’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs.

It is possible that other healthcare reform measures may be adopted in the future. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and, accordingly, our financial operations.

In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates.

Human Capital

As of December 31, 2025, we employed 260 full-time employees. Our employees were comprised of 50% in research, development and supply chain and 50% in selling, general and administrative capacities. As of such date, all our employees were based in the United States. We also engage temporary consultants and contractors. All of our employees are at-will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time and none of our employees are represented by a labor union with respect to his or her employment with us.

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

Corporate Information

Our corporate headquarters are located at 4930 Directors Place, Suite 500, San Diego, California 92121, and our telephone number is (858) 500-8800. We also occupy offices in Boston, Massachusetts. We maintain a website at www.kuraoncology.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report. Our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to such reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available free of charge on the Investors portion of our website as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

All brand names or trademarks appearing in this Annual Report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this Annual Report is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark, trade dress or product owners.

Item 1A. Risk Factors.

RISK FACTORS

Except for the historical information contained herein or incorporated by reference, this Annual Report and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, as well as those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report and in any other documents incorporated by reference into this Annual Report. You should consider carefully the following risk factors, together with all of the other information included or incorporated by reference into this Annual Report. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

Risks Related to the Commercialization of KOMZIFTI and Our Product Candidates

Our ability to generate revenue is highly dependent on the successful commercialization of KOMZIFTI in the United States and continued global development of ziftomenib. If we are unable to successfully commercialize KOMZIFTI in the United States, or to expand ziftomenib’s indications of use or market opportunity, our ability to generate meaningful revenue or achieve profitability will be materially and adversely affected.

KOMZIFTI is our only approved product and it has been approved solely as a monotherapy for the treatment of adult patients with relapsed or refractory NPM1-mutated AML. Prior to KOMZIFTI, we have not, as an organization, launched or commercialized a product, and there is no guarantee that we will be able to do so successfully with KOMZIFTI. Our ability to generate revenue and achieve profitability is wholly dependent on our ability to successfully commercialize KOMZIFTI in the United States and to expand ziftomenib’s indications for use beyond monotherapy in adult patients with relapsed or refractory NPM1-mutated AML.

The success of KOMZIFTI and ziftomenib will depend on several factors, including the following:

•
KOMZIFTI’s ability to achieve market acceptance by physicians, patients, third-party payors and others in the medical community;
•
the willingness of physicians to prescribe KOMZIFTI as a monotherapy;
•
the length of time that patients who are prescribed KOMZIFTI remain on treatment, which may be shorter than we anticipate;
•
our lack of experience in marketing, selling and distributing KOMZIFTI or, as an organization, any other approved product;
•
our ability to obtain and maintain third-party payor coverage and adequate reimbursement in both public and private payor spaces;
•
the reimbursement and coverage policies of government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators;
•
effectively competing with other existing and future therapies;
•
the relative price of KOMZIFTI as compared to alternative treatment options;
•
the relatively low incidence and prevalence of patients in KOMZIFTI’s approved indication;
•
the high unmet need and relatively poor prognosis for patients in KOMZIFTI’s approved indication;
•
future competitive or other market factors that may adversely affect the commercial potential of KOMZIFTI;
•
timely and successful enrollment of patients in, and completion of, clinical trials of ziftomenib with favorable results;
•
our ability to obtain and maintain regulatory approvals for ziftomenib for any other indications;

•
changed or increased regulatory restrictions;
•
changes to the label for KOMZIFTI that could restrict how we market and sell KOMZIFTI, including as a result of new data from spontaneous adverse event reports, post-marketing studies, or ongoing or future clinical trials of ziftomenib;
•
our ability to maintain adequate commercial supplies of KOMZIFTI and clinical supplies of ziftomenib to meet demand;
•
our ability, or that of our collaborators, to develop and obtain clearance or approval of companion diagnostics on a timely basis, or at all, and an adequate supply of these diagnostics and access to these diagnostics that outpaces demand;
•
the successful completion of any required or committed post-marketing studies and available funding to perform any such post-marketing requirements or post-marketing commitments; and
•
our ability to obtain and maintain patent, trade secret and other intellectual property protection and statutory exclusivities for KOMZIFTI and ziftomenib, and to protect and enforce our intellectual property rights.

Many of these factors are beyond our control, and if we cannot address any of them in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize KOMZIFTI and continue to develop ziftomenib, which would materially harm our business. Moreover, successful commercialization of KOMZIFTI may not generate sufficient revenue from product sales, and we may not become profitable in the near term, or at all. If we are unable to successfully commercialize KOMZIFTI, our ability to generate meaningful revenue from product sales and achieve profitability will be materially and adversely affected, which in turn would severely and adversely affect our financial results, business and business prospects.

KOMZIFTI may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

While KOMZIFTI has received marketing approval in the United States for the treatment of adult patients with relapsed or refractory NPM1-mutated AML, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current cancer treatments like immunotherapy, chemotherapy, targeted therapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments to the exclusion of KOMZIFTI. If KOMZIFTI does not achieve an adequate level of market acceptance, we may not generate significant product revenues and we may not become profitable. The degree of KOMZIFTI’s market acceptance will depend on a number of factors, including:

•
KOMZIFTI's efficacy, safety and potential advantages and disadvantages compared to alternative available treatments;
•
our ability to offer KOMZIFTI for sale at a price reflective of its value to the market;
•
the convenience and ease of administration compared to alternative treatments;
•
the willingness of the target patient population to try KOMZIFTI and of physicians to prescribe KOMZIFTI;
•
the willingness of physicians to keep patients of the target patient population on therapy for a duration of time;
•
the strength of our marketing and distribution support;
•
the availability of third-party coverage and adequate reimbursement, including patient cost-sharing programs such as copays and deductibles;
•
the ability of our third-party collaborators to develop companion diagnostics;
•
the acceptance and utilization of companion diagnostics to identify appropriate patients;
•
the prevalence and severity of any side effects; and
•
any restrictions on the use of KOMZIFTI together with other medications.

If the market opportunities for KOMZIFTI are smaller than we believe, our revenue may be adversely affected, and our business may suffer.

We are commercializing KOMZIFTI as a monotherapy for the treatment of adult patients with relapsed or refractory NPM1-mutated AML in the United States. We also intend to seek to expand ziftomenib’s indications of use into combination therapy in the frontline setting. Our estimates of the size of the patient populations with relapsed or refractory AML and newly diagnosed AML in the United States are based on a variety of sources, including scientific literature, government databases, industry reports and internal analyses. These estimates involve assumptions and uncertainties and may prove to be incorrect. Further, new data generated by us or others could change the estimated incidence or prevalence of relapsed or refractory AML or newly diagnosed AML in the United States.

The potentially addressable patient population for KOMZIFTI may be smaller than we expect. Patients within the eligible population may not be eligible for, or amenable to, treatment with KOMZIFTI, and we may be unable to successfully identify and reach appropriate patients or achieve a significant market share in the approved indication. In addition, initial sales of KOMZIFTI may deplete the prevalence pool of patients in KOMZIFTI’s approved indication more quickly than expected, which would have a negative impact on sales of KOMZIFTI in the future.

Our commercialization of KOMZIFTI in the United States currently is limited to relapsed or refractory NPM1-mutated AML. Any future potential commercialization will be limited to the therapeutic indications examined in our clinical trials and approved by the FDA and other applicable regulatory authorities. We are not permitted to market KOMZIFTI for any unapproved indications. Future regulatory approvals for KOMZIFTI, if any, could be conditioned upon label restrictions that materially limit the addressable patient population.

Our market opportunity may also be limited by the pricing we are able to achieve, the quality and expiration of our intellectual property rights and regulatory exclusivity, duration of treatment and future competitor treatments that enter the market. If any of our estimates prove to be inaccurate, our market opportunity could be significantly diminished, which would have a material adverse impact on our business and business prospects, and would adversely affect our ability to achieve profitability.

If we are unable to execute on our sales, marketing and distribution plans to commercialize KOMZIFTI, we may be unable to generate meaningful product revenue.

To successfully commercialize KOMZIFTI, we need to execute on our sales, marketing and distribution plans. The execution of our sales, marketing and distribution plans is, and will continue to be, expensive and time-consuming and we cannot be certain that we will be able to execute on these plans successfully.

We may compete with companies that have more extensive, experienced or well-funded sales and marketing operations to recruit, hire, train and retain marketing and sales personnel. If we are unable to retain and effectively train marketing and sales personnel and equip them with compliant and effective materials, our efforts to successfully commercialize KOMZIFTI could be adversely affected. In addition, under the Kyowa Co-Promotion Agreement, Kyowa Kirin has the right and responsibility to co-promote ziftomenib in the United States and is obligated to meet minimum detailing requirements using sales representatives meeting specific qualifications. If Kyowa Kirin does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the commercialization efforts related to KOMZIFTI could be adversely impacted. Any of the foregoing would negatively impact our business and business prospects, severely and adversely affect our financial results, and might cause us to cease operations.

In addition, we rely on a select network of third-party distributors, specialty pharmacies and other vendors to distribute KOMZIFTI in the United States. We rely on such vendors to effectively distribute KOMZIFTI in a timely manner, provide certain patient support services, manage prescription intake, collect accurate patient and inventory data and collect payments from payors. While we have entered into agreements with these third parties, they may not perform as agreed, our strategic priorities may change, they may terminate their agreements with us or they may experience business disruption or failure, and any of these circumstances could adversely affect our revenues, financial condition or results of operations. Further, an inability by our distributors or specialty pharmacies to meet our patients’ needs may lead to reputational harm or patient loss. In the event that such network fails to properly meet our or our patients’ needs, we may need to partner with other distributors, specialty pharmacies or vendors to replace or supplement our current network and there is no guarantee that we will be able to do so on commercially reasonable terms or at all.

If competitors develop products, product candidates or technologies that are superior to or more favorable than KOMZIFTI or our product candidates, such development would significantly impact the development and commercial viability of KOMZIFTI and our product candidates, which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

The development and commercialization of new drug products is highly competitive. We face competition with respect to KOMZIFTI and our current product candidates, and we will face competition with respect to any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

KOMZIFTI competes with a number of widely accepted treatments for relapsed or refractory AML, including intensive and non-intensive chemotherapy, and other targeted therapies that target specific mutations that can be co-mutated with NPM1 mutations, including IDH1, IDH2 or FLT3 inhibitors. KOMZIFTI also competes with revumenib (REVUFORJ®), another FDA-approved menin inhibitor targeting relapsed or refractory NPM1-mutated AML as well as relapsed or refractory KMT2A-rearranged acute leukemia. In addition, KOMZIFTI may face future competition from treatments, including other menin inhibitors, that are currently under development.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, are more effective, have fewer or less severe side effects, are more convenient or are less expensive than KOMZIFTI. Our competitors may price their products below our price for KOMZIFTI, or may receive better third-party payor coverage and/or reimbursement. Such competitive practices may limit the commercial potential of KOMZIFTI.

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

If we are unable to compete effectively as a result of the factors described above, our financial results, business and business prospects could be severely and adversely affected, and might cause us to cease operations.

Post-approval results for KOMZIFTI in larger numbers of patients, broader populations or real world clinical practice may not be consistent with the results from our clinical trials.

Prior to approval, KOMZIFTI had been administered only to a limited number of patients and in limited populations in clinical trials. We do not know whether the results when a larger number of patients and a broader population are exposed to KOMZIFTI, including results related to safety and efficacy, will be consistent with the results from earlier clinical trials that served as the basis for the approval. New data, including from spontaneous adverse event reports and post-marketing studies in the United States, and other ongoing clinical trials to evaluate real world experience and outcomes of patients in the United States may result in changes to the product label and may adversely affect sales or reimbursement decisions by payors, or result in withdrawal of KOMZIFTI from the market. The FDA and regulatory authorities in other jurisdictions may also consider the new data in reviewing potential marketing applications or imposing post-approval requirements. If any of these actions were to occur, it could result in significant expense and delay or limit our ability to generate sales revenues.

We have limited experience as a commercial company and our sales, marketing and distribution of KOMZIFTI may be unsuccessful or less successful than anticipated.

As a company, we have no prior experience in selling, marketing or commercializing an approved drug product. The success of our commercialization efforts is difficult to predict and subject to, among other things, continued development of our internal sales, marketing and distribution capabilities and our ability to navigate the significant expenses and risks involved with the development and management of such capabilities. For example, our commercial launch may not develop as planned or anticipated, which may require us to, among others, adjust or amend our commercialization plan and incur significant expenses. Further, given our lack of historical experience commercializing drug products as an organization, we do not have a track record of successfully executing a commercial launch. If we are unsuccessful in accomplishing our objectives or if our commercialization efforts do not proceed as planned, we may not be able to successfully commercialize KOMZIFTI in adult patients with relapsed or refractory NPM1-mutated AML, we may require significant additional capital and financial resources, we may not become profitable, and we may not be able to compete against more established companies in our industry, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

The insurance coverage and reimbursement status of newly-approved products are uncertain. Failure to obtain or maintain coverage and adequate reimbursement for KOMZIFTI or any product candidates for which we receive marketing approval could limit our ability to market those products and decrease our ability to generate revenue.

The availability and extent of coverage and reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments. Sales of KOMZIFTI and any product candidates for which we receive marketing approval will depend substantially, both domestically and abroad, on the extent to which the costs of KOMZIFTI and such product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize KOMZIFTI or any product candidates for which we receive marketing approval. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Further, coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for KOMZIFTI or any product candidates for which we receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Further, any companion diagnostic that we or our collaborators develop will be subject to separate coverage and reimbursement determinations by third-party payors.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about government-funded reimbursement for new medicines are typically made by CMS, an agency within HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often, but not always, follow CMS’s decisions regarding coverage and reimbursement. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. We or our collaborators may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Nonetheless, our products may not be considered medically necessary or cost-effective.

Reimbursement agencies in countries other than the United States may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada, and other countries has and will continue to put pressure on the pricing and usage of our products. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our products. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our products. In addition, drug-pricing by pharmaceutical companies has come under increased scrutiny. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing by requiring drug companies to notify insurers and government regulators of price increases and provide an explanation of the reasons for the increase, reduce the out-of-pocket cost of prescription drugs, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. Further, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. We expect to experience pricing pressures in connection with the sale of our products, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market.

In addition to CMS and private payors, professional organizations such as the NCCN and American Society of Clinical Oncology can influence decisions about reimbursement for new medicines by determining standards for care. Also, many private payors contract with commercial vendors who sell software that provide guidelines that attempt to limit utilization of, and therefore reimbursement for, certain products deemed to provide limited benefit to existing alternatives. Such organizations may set guidelines that limit reimbursement or utilization of our products.

Further, we or our collaborators will be required to obtain coverage and reimbursement for companion diagnostic tests separate and apart from the coverage and reimbursement we seek for KOMZIFTI and any product candidates for which we receive marketing approval. There is significant uncertainty regarding our and our collaborators’ ability to obtain coverage and adequate reimbursement for any companion diagnostic test for the same reasons applicable to KOMZIFTI and our product candidates. If insurance coverage and reimbursement for companion diagnostic tests for our products is inadequate, utilization may be low, and patients may not be comprehensively screened for the presence of the genetic markers that predict response to our products.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of KOMZIFTI or any other approved products.

We face an inherent risk of product liability exposure related to the commercialization of KOMZIFTI and testing of our product candidates in human clinical trials. If we cannot successfully defend ourselves against claims that KOMZIFTI or any of our product candidates caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•
FDA or other regulatory authority investigations, which could lead to a product recall or more serious enforcement action, limitations on approved indications or suspension or withdrawal of approvals;
•
decreased demand for KOMZIFTI or any other approved products;
•
injury to our reputation and significant negative media attention;
•
withdrawal of clinical trial participants;
•
significant costs to defend the related litigation;
•
substantial monetary awards to clinical trial participants or patients;
•
loss of revenue;
•
reduced resources of our management to pursue our business strategy; and
•
the inability to commercialize KOMZIFTI or any other approved products.

We currently have product liability and clinical trial liability insurance coverage that we believe is sufficient, but such coverage may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage if we successfully commercialize KOMZIFTI and each time we commence or expand a clinical trial. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Regulatory Approval of Our Product and Product Candidates and Other Legal Compliance Matters

We may be unable to maintain FDA approval of KOMZIFTI for adult patients with relapsed or refractory NPM1-mutated AML, which would severely and adversely affect our business and business prospects.

In November 2025, we received regulatory approval from the FDA to commercialize ziftomenib under the trade name KOMZIFTI in the United States for adult patients with relapsed or refractory NPM1-mutated AML. Ziftomenib does not yet have regulatory approval for any other indication. Failure to maintain FDA approval for KOMZIFTI for adult patients with relapsed or refractory NPM1-mutated AML, or delays in obtaining, failure to obtain, or limitations in the scope of any obtained approvals for ziftomenib for any other indications, could:

•
result in a withdrawal of KOMZIFTI from the market or otherwise delay, limit or preclude any revenue we may receive from the commercialization of KOMZIFTI in the United States;
•
significantly harm the commercial potential of KOMZIFTI; or
•
impede, halt or increase the costs of our activities and plans for further clinical development of ziftomenib.

In addition, approved products and their manufacturers are subject to continual review, and discovery of previously unknown problems with a product or its manufacturer may result in restrictions on the product or manufacturer, including import restrictions, seizure and withdrawal of the product from the market. Commercialization and sales of KOMZIFTI are subject to government regulations related to numerous matters, including the processes of manufacturing, advertising and promotion, sales and marketing, medical information, labeling and distribution. If, and to the extent that, we are unable to comply with these regulations, our ability to earn revenue from the commercialization of KOMZIFTI will be materially and adversely impacted.

Further, if KOMZIFTI causes serious or unexpected side effects, or if other safety risks are observed as a result of our commercialization efforts for KOMZIFTI in the United States in relapsed or refractory NPM1-mutated AML or in current or potential future clinical trials of ziftomenib, a number of potential significant negative consequences could result, including:

•
the FDA may withdraw its approval of KOMZIFTI;
•
we may be required to recall KOMZIFTI, seek to change the way it is administered or conduct additional clinical trials;
•
the FDA may require revisions to the labeling of KOMZIFTI, including limitations on approved uses or the addition of further warnings, contraindications or other safety information, or may impose restrictions on distribution in the form of risk evaluation and mitigation strategies;
•
we may experience manufacturing delays and supply disruptions if regulatory inspectors identify regulatory noncompliance by third-party manufacturers requiring remediation;
•
KOMZIFTI may be rendered less competitive and sales, if any, may decrease;
•
our reputation may suffer generally both among clinicians and patients;
•
we may be exposed to lawsuits and associated legal expenses, including costs of resolving claims;
•
the FDA or similar international regulatory authorities may refuse to approve pending applications, or may suspend or revoke license approvals; or
•
we may be required to change or stop ongoing clinical trials of ziftomenib, which would negatively impact the development of ziftomenib for other potential indications.

Any of these events could prevent us from achieving or maintaining market acceptance for KOMZIFTI, could substantially increase the costs and expenses of commercializing KOMZIFTI, or could limit its commercial potential, which in turn could delay or prevent us from generating any meaningful revenues from the sale of the KOMZIFTI.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals in some or all planned regions, whether due to actual or perceived deficiencies in our applications, changes in regulatory requirements, evolving agency guidance or interpretation, resource constraints at regulatory authorities, or other factors, we will not be able to commercialize, or may be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates must be approved by the FDA in the United States and similar regulatory authorities outside the United States prior to commercialization.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities, among other requirements. Our product candidates may not be effective, may be only moderately effective, may not have an acceptable durability of response, may not have an acceptable risk-benefit profile or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude us from obtaining marketing approval or prevent or limit commercial use.

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical studies, clinical trials or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Moreover, the regulatory environment for new drug development is dynamic and subject to change, and the FDA and other regulatory agencies may modify their policies, guidance, review processes, or approval standards in ways that are difficult to predict. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in or prevent the approval of an application.

The ability of the FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget and funding levels, a reduction in the FDA’s workforce and its ability to hire and retain key personnel. Disruptions at the FDA and other agencies may also increase the time to meet with and receive agency feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to FDA and other related government agencies. For example, government shutdowns and furlough of employees have reduced federal government employee headcount and the size of the federal government. The reductions in the FDA’s workforce and budgetary pressures could significantly impact the ability of the FDA to timely review and process our regulatory submissions or take other actions critical to the marketing of our products which could have a material adverse effect on our business. In addition, public health epidemics or outbreaks could also potentially affect the business of the FDA or other health authorities, which could result in delays in meetings related to planned clinical trials and ultimately of reviews and approvals of our product candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of ziftomenib beyond use as monotherapy in adult patients with relapsed or refractory NPM1-mutated AML, ziftomenib’s commercial prospects may be harmed and our ability to generate revenues will be materially impaired.

Our marketing approval for KOMZIFTI in the United States for adult patients with relapsed or refractory NPM1-mutated AML is subject to post-approval regulatory requirements and commitments, and we may be subject to penalties, restrictions or withdrawal from the market if we fail to comply with these requirements and commitments or if we experience unanticipated problems with KOMZIFTI.

The FDA’s approval of KOMZIFTI in adult patients with relapsed or refractory NPM1-mutated AML is subject to clinical and non-clinical post-marketing requirements and commitments, including a trial in pediatrics, a trial to assess long-term safety, trials to evaluate pharmacokinetics in patients with severe renal and hepatic impairment, trials to evaluate pharmacokinetic drug-drug interactions, a study to support the availability of an NPM1 mutation companion diagnostic, and an in vitro study to further characterize the activity of ziftomenib in AML cells with NPM1 mutations other than the A, B and D subtypes.

As a manufacturer of an FDA-approved product, our company, along with KOMZIFTI, our manufacturing processes and facilities, and our post-approval clinical data, will be subject to the continual requirements of, and review by, the FDA. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities, and requirements regarding promotional interactions with healthcare professionals. In addition, the FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products and if we promote KOMZIFTI beyond relapsed or refractory NPM1-mutated AML, or for use in combination with other therapies, we may be subject to enforcement action for off-label promotion. Violations of the Federal Food, Drug and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

Failure to comply with our post-marketing requirements and commitments or any other regulatory requirements, later discovery of previously unknown adverse events or other problems with KOMZIFTI, our contract manufacturers or our manufacturing processes, may yield various results, including:

•
restrictions on KOMZIFTI, our contract manufacturers or our manufacturing processes;
•
restrictions on the labeling or marketing of KOMZIFTI;
•
restrictions on the distribution or use of KOMZIFTI;
•
requirements to conduct additional post-approval studies or clinical trials;
•
warning or untitled letters;
•
withdrawal of KOMZIFTI from the market;
•
refusal to approve pending applications or supplements to approved applications that we submit;
•
recall of KOMZIFTI;
•
fines, restitution or disgorgement of profits or revenues;
•
suspension or withdrawal of marketing approvals;
•
refusal to permit the import or export of KOMZIFTI;
•
product seizure; or
•
injunctions or the imposition of civil or criminal penalties.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. In addition, the FDA’s regulations, policies or guidance may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. We also cannot predict the likelihood, nature, or extent of adverse government regulation that may arise from pending or future legislation or administrative action.

If we are unable to fulfill the post-marketing requirements and commitments established by the FDA for KOMZIFTI in relapsed or refractory NPM1-mutated AML, or are unable to adapt to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, there may be a negative impact to our business and continued regulatory approval of ziftomenib. Under such circumstances, we or our respective service providers may be subject to the actions listed above, including losing marketing approval for KOMZIFTI, which would severely and adversely affect our business and business prospects, and might cause us to cease operations.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products in Japan, the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing and different criteria for approval. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our third-party collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, failure to obtain marketing approval in some countries or jurisdictions may compromise our ability to obtain approval elsewhere. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

While we have obtained regulatory approval of KOMZIFTI for the treatment of adults with relapsed or refractory NPM1-mutated AML in the United States, we are dependent on Kyowa Kirin to obtain and maintain regulatory approval to market ziftomenib in every other jurisdiction. There is no guarantee that Kyowa Kirin will be able to obtain or maintain regulatory approval of ziftomenib outside of the United States. If Kyowa Kirin fails to comply with the regulatory requirements in international markets and/or obtain and maintain applicable marketing approvals, Kyowa Kirin’s ability to realize the full market potential of KOMZIFTI will be harmed and our receipt of milestone payments for the development of ziftomenib, and/or royalties on sales of ziftomenib, outside the United States could be limited, which could have a material adverse impact on our business and our results of operation and financial condition.

Although the FDA has granted Orphan Drug Designation to ziftomenib for the treatment of AML, we may not be able to obtain orphan drug exclusivity, and even if obtained, such exclusivity may not effectively protect ziftomenib from competition, which could limit the potential profitability of ziftomenib.

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

In July 2019, the FDA granted Orphan Drug Designation to ziftomenib for the treatment of AML. We anticipate that the FDA will confirm seven years of orphan drug exclusivity for KOMZIFTI following marketing approval for adult patients with relapsed or refractory NPM1-mutated AML. However, orphan drug exclusivity may not effectively protect KOMZIFTI from competition. The FDA could still approve drugs having different active moieties than KOMZIFTI for AML, as well as any drug having the same active moiety if the FDA concludes that such drug is safer, is more effective or makes a major contribution to patient care. In addition, we may lose orphan drug exclusivity for certain reasons, including if the FDA determines that the request for Orphan Drug Designation was materially defective or if we cannot ensure sufficient quantities of KOMZIFTI to meet the needs of patients with relapsed or refractory NPM1-mutated AML. The occurrence of any of these events could limit the period of exclusivity that we obtained for KOMZIFTI, thereby reducing our ability to make sufficient sales of KOMZIFTI to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

Our relationships with healthcare professionals, customers and third-party payors and our general business operations are subject to applicable fraud and abuse laws, including anti-kickback and false claims laws, transparency laws, privacy laws and other healthcare laws and regulations, which could expose us to significant penalties, including criminal sanctions, administrative and civil penalties, contractual damages, reputational harm and diminished profits and future earnings, among other penalties.

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of KOMZIFTI and any other product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute KOMZIFTI and any other product candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

Some state and local laws require certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales representatives. Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, and/or drug pricing.

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer health data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, or collectively CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires covered businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA and other state laws exempt some data processed in the context of clinical trials, these developments may increase compliance costs and potential liability. Similar laws are being considered in several other states, and we expect more states to pass similar laws in the future. In addition, data privacy and security laws have been proposed at the federal and local levels in recent years, which could further complicate compliance efforts.

We are also subject to certain new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states have passed, are considering, and may adopt similar laws.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the General Data Protection Regulation (EU) 2016/679, or GDPR, and the United Kingdom’s GDPR, or UK GDPR (collectively, GDPR), and Australia's Privacy Act impose strict requirements for processing personal data. For example, under GDPR, companies may face temporary or definitive bans on data processing, and other corrective actions, fines of up to 20 million Euros under the GDPR/17.5 million pounds sterling under the UK GDPR, or, in each case, 4% of annual global revenue, whichever is greater, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, apply to clinical trials conducted in Canada. Clinical trials conducted in Asia are and may in the future be subject to existing, new and emerging data privacy regimes in that region.

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

Additionally, the U.S. Department of Justice issued a rule entitled Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, employment of certain individuals and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data are anonymized, key-coded, pseudonymized, de-identified or encrypted.

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

Obligations related to data privacy and security (and individuals’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and has in the past and may in the future necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of our product candidates and commercialize our products, and may affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell KOMZIFTI or any other product candidates for which we obtain marketing approval.

For example, in March 2010, the ACA was signed into law. The ACA was intended to broaden access to health insurance, improve quality, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit.

There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, the OBBBA, signed into law in July 2025, narrowed access to enrollment through ACA marketplace exchanges and did not extend the enhanced premium tax credits that expired at the end of 2025. These and other provisions in the law are expected to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. We cannot predict the ultimate content, timing or effect of healthcare reform legislation or regulation or the impact of potential legislation or regulation on us.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013, that due to subsequent legislative amendments, will stay in effect until 2032. Additionally, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These laws and other potential legislation may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, in September 2025, the current administration announced agreements with a major pharmaceutical companies that requires the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals include, for example, (1) directives to reduce agency workforce and cut programs; (2) directing HHS to lower prescription drug costs for Medicare through a variety of initiatives; (3) imposing tariffs of imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could result in additional legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

We expect that healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for KOMZIFTI or any other approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize KOMZIFTI or any other approved product.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of KOMZIFTI or any other approved product may be. Foreign legislative changes may also affect our ability to commercialize KOMZIFTI or any other approved product.

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

Risks Related to the Discovery and Development of Our Product Candidates

We are highly dependent on the success of the continued development of ziftomenib in combination with other therapies and in the frontline AML setting, and we cannot give any assurance that ziftomenib will receive regulatory approval in such indications or that any of our other product candidates will receive regulatory approval in any indications, which is necessary before they can be commercialized in such indications. Even if our product candidates receive regulatory approval and are commercialized in such indications, they may be less competitive and generate less revenue than we anticipate.

Currently, ziftomenib’s marketing approval in the United States is limited to use as a monotherapy in adult patients with relapsed or refractory NPM1-mutated AML, which represents a small patient population. Our future success is highly dependent on obtaining regulatory approval for, and then successfully commercializing, ziftomenib in AML both in combination with other therapies and in the frontline setting.

Our ability to further develop ziftomenib and to expand its indications of use is subject to significant risks and uncertainties, including, among other things, our ability to:

•
enter into and maintain commercially reasonable arrangements with third parties to provide services needed to further research, develop and commercialize ziftomenib in other indications, including maintaining the agreements with our contract research organizations, or CROs, and third-party manufacturers;
•
obtain and maintain required regulatory clearances and approvals to enable continued clinical development of ziftomenib;
•
generate sufficient safety and efficacy data from our clinical trials of ziftomenib in combination with current standards of care in relapsed or refractory and frontline AML to support applications for regulatory approval in such indications;
•
recruit and retain sufficient qualified and experienced personnel to support the continued development and potential commercialization of ziftomenib in other indications;
•
achieve acceptance of ziftomenib treatment in other indications by patients and the relevant medical communities; and
•
obtain appropriate coverage and reimbursement levels for the cost of ziftomenib in other indications from governmental authorities, private health insurers and other third-party payors.

If we are not able to successfully achieve these goals and overcome other challenges that we may encounter in the research, development, manufacturing and potential commercialization of ziftomenib in indications other than relapsed or refractory NPM1-mutated AML, we may be forced to abandon our development and/or commercialization of ziftomenib in such other indications, which could severely harm our financial results, business and business prospects.

Our future success further depends on the successful development and commercialization of product candidates beyond ziftomenib. Our product candidates will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, regulatory approval in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote any product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approvals. Although the scope of regulatory approval is similar in other countries, in some countries there are additional regulatory requirements and potential regulatory risks and we cannot predict success in these jurisdictions.

Prior to receiving approval, if any, to commercialize a product candidate in the United States or internationally, we or our collaborators must demonstrate to the satisfaction of the FDA and other regulatory authorities that such product candidate is safe and effective for its intended use. The results from preclinical studies and clinical trials can be interpreted in different ways, and the favorable results from previous trials of a product candidate may not be replicated in subsequent clinical trials. Even if we believe the preclinical or clinical data are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. We maintain frequent, ongoing dialogue with the FDA and other regulatory bodies regarding our clinical trial designs, including the patient selection criteria, dosing plans and statistical analysis plans. There is a risk that the FDA or other regulatory agencies could at any time raise objections to the design or conduct of our clinical trials. Any such objections could delay the initiation or completion of our registration-directed clinical trials. We may learn of certain information or data that the FDA may request, which may necessitate conducting additional preclinical studies or generating additional information at significant cost in terms of both time and expense, including under a clinical hold imposed on an IND. For example, if the FDA does not believe we have sufficiently demonstrated that the selected doses for our investigational products maximize not only the efficacy of the investigational product, but the safety and tolerability as well, our ability to initiate new studies may be delayed. Even if we conducted the additional studies or generated the additional information requested, the FDA could disagree that we have satisfied their requirements, all of which will cause significant delays and expense to our programs.

Although we believe there may be potential to pursue a path to approval for our product candidates, we cannot guarantee that our product candidates will demonstrate sufficient safety and tolerability and clinical activity to support an application for approval. Even if a product candidate demonstrates sufficient activity in one patient subset to support an application in that subset, there can be no assurance it will demonstrate sufficient activity to support an application for approval in other patient subsets. Even if the trial results from a product candidate demonstrate a compelling clinical benefit, the FDA has substantial discretion in the approval process and may not grant approval based on data generated by us.

If the results of our trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant additional resources to conduct additional trials in support of potential approval of our product candidates.

If we do not receive regulatory approvals for and successfully commercialize any additional product candidates on a timely basis or at all, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market any additional product candidates, our revenues may be dependent, in part, on our third-party collaborators’ ability to co-commercialize such product candidates or to commercialize the companion diagnostics for such product candidates, as applicable. Further, our revenues may be dependent on the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the market opportunities for the indications we pursue are not as significant as we estimate, our business and prospects may be harmed.

Our discovery, preclinical and clinical development activities are primarily focused on the development of targeted therapeutics for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs may not lead to new marketable products or new approved disease indications.

The discovery and development of targeted therapeutics for patients with genetically defined cancers, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates, are a relatively new and rapidly evolving area of science. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. The patient populations for our product candidates are not completely defined but are substantially smaller than the general treated cancer population, and patients will need to be screened and identified in order to be eligible for our therapies. Successful identification of patients is dependent on several factors, including screening a sufficient number of patients to identify whether they harbor a particular genetic alteration or expression level, achieving certainty as to how specific genetic alterations or expression levels respond to our product candidates and developing companion diagnostics to identify such genetic alterations or expression levels. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations will be large enough to allow us to successfully commercialize any new products for which we are able to obtain marketing approval and achieve profitability. Therefore, we do not know if our approach of treating patients with genetically defined cancers will be successful. If our approach is unsuccessful, our business will suffer.

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
•
we may experience delays or difficulties in the enrollment of patients with the specific genetic alterations that our product candidates are designed to target;
•
our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•
we may have difficulty partnering with experienced CROs that can screen for patients with the applicable genetic alterations and run our clinical trials effectively;
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

We are currently developing our product candidates, and may develop future product candidates, for use in combination with one or more other cancer therapies, such as venetoclax, azacitidine, cytarabine, daunorubicin, quizartinib, gilteritinib, FLAG-IDA, LDAC and imatinib, in the case of ziftomenib, and cabozantinib and adagrasib, in the case of darlifarnib, or other drugs, both approved and unapproved. Our ability to develop and ultimately commercialize our current product candidates and any future product candidates used in combination with another drug or biologic will depend on our ability, or the ability of third-party clinical trial sites on which we rely, to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that we, or third-party clinical trial sites on which we rely, will be able to secure a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

We have observed serious adverse events in conducting clinical trials of our product candidates. The most common treatment-related serious adverse event observed to date with ziftomenib, occurring in more than 10% of patients, is DS. While no Grade 4 or Grade 5 treatment-related DS has been observed in patients with NPM1-mutated AML treated with ziftomenib, we note that during its review of the NDA for ziftomenib for the treatment of adult patients with NPM1-mutated AML, the FDA adjudicated two cases with fatal outcomes where DS could not be ruled out as a contributing factor, although the investigators who reported such cases suspected alternate etiologies. Other treatment-related serious adverse events observed with ziftomenib, occurring in fewer than 10% of patients, include febrile neutropenia, leukocytosis, dyspnea, pulmonary embolism, nausea, diarrhea and increased white blood cell count.

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

Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate clearance or approval prior to their commercialization. The FDA generally will require either approval or clearance of the diagnostic at the same time the FDA approves the therapeutic product, or as a post-marketing commitment at the time of the therapeutic product’s approval. For example, KOMZIFTI’s approval in the United States is subject to a post-marketing commitment to conduct a study to support the availability of an in vitro diagnostic device (companion diagnostic) to identify susceptible NPM1 mutations in patients with AML for the safe and effective use of ziftomenib. We presently anticipate that approved companion diagnostics will be required in order to obtain approval for our product candidates for the treatment of patients with other molecular or genetic alterations.

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

If companion diagnostics for use with our product candidates fail to gain market acceptance, our ability to derive revenues from sales of our product candidates could be harmed. If insurance reimbursement to the laboratories who perform the companion diagnostic tests is inadequate, utilization may be low, and patients may not be comprehensively screened for the presence of the genetic markers that predict response to our product candidates. If we or our collaborators fail to commercialize these companion diagnostics, we may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with our product candidates or do so on commercially reasonable terms, which could adversely affect and delay the development or commercialization of our product candidates.

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

To date, we have financed our operations primarily through equity and debt financings and payments received under the Kyowa License Agreement. We have incurred losses since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Losses have resulted principally from costs incurred in connection with our research and development activities, and from selling, general and administrative costs associated with our operations. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially if and as we:

•
increase sales and marketing efforts to support commercialization of KOMZIFTI in the United States;
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
•
hire additional personnel;
•
add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts; and
•
incur increased costs as a result of continued operations as a public company.

Although we commenced commercialization of KOMZIFTI in November 2025, our revenue and profit potential is unproven and our very limited operating history as a commercial company makes our future operating results difficult to predict. If we do not generate significant revenue from commercial sales of KOMZIFTI, or if we experience unforeseen events or choose to make other investments in our business, we may continue to experience negative cash flow as we fund our operations, clinical development activities and research programs, and continue to commercialize KOMZIFTI. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could decrease our value and could impair our ability to raise capital, maintain our research, development and commercialization efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We have limited historical product revenue, and we expect that our financial and operating results will vary significantly from period to period.

Having only commenced commercialization of KOMZIFTI in November 2025, our revenue and profit potential is unproven and our very limited operating history as a commercial company makes our future operating results difficult to predict. If we do not generate significant revenue from commercial sales of KOMZIFTI, or if we experience unforeseen events, we may continue to experience negative cash flow as we fund our operations, clinical development activities and research programs and continue to commercialize KOMZIFTI.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We expect our actual financial condition and operating results to fluctuate significantly from quarter-to-quarter or year-to-year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

•
the level of demand for KOMZIFTI;
•
the extent to which coverage and reimbursement for KOMZIFTI is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors;
•
changes in the amount of deductions from gross sales, including government-mandated rebates, chargebacks and discounts that can vary because of changes to the government discount percentage, including increases in the government discount percentage resulting from price increases we may take in the future, or due to different levels of utilization by entities entitled to government rebates and discounts and changes in patient demographics;
•
increases in the scope of eligibility for customers to purchase KOMZIFTI at the discounted government price or to obtain government-mandated rebates on purchases of KOMZIFTI;
•
the timing, cost and level of investment in our sales and marketing efforts to support KOMZIFTI sales;
•
competition from existing products or new products that may receive marketing approval;
•
the success of our clinical trials through all phases of clinical development;
•
delays in the commencement, enrollment and completion of clinical trials;
•
our ability to secure and maintain collaborations, licensing or other strategic partnerships for the future development and/or commercialization of KOMZIFTI and our product candidates, as well as meet the terms of those arrangements;
•
our and our third-party collaborators’ ability to develop and commercialize KOMZIFTI and our product candidates, and our receipt of any future milestone or royalty payments under our current and any future collaboration agreements;
•
our and our third-party collaborators’ ability to develop and validate companion diagnostics for KOMZIFTI and our product candidates;
•
our ability to obtain, as well as the timeliness of obtaining, additional funding to develop our product candidates;
•
the results of clinical trials or marketing applications for other product candidates that may compete with our portfolio of product candidates;
•
potential side effects of KOMZIFTI or our product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;
•
any delays in regulatory review and approval of our product candidates;
•
our ability to identify and develop additional product candidates;
•
our ability, and the ability of third parties, such as CROs, to adhere to clinical trial and other regulatory requirements;
•
the ability of third-party manufacturers to manufacture KOMZIFTI and our product candidates and the ability to obtain key ingredients needed to produce materials for clinical trial material in order to conduct clinical trials and successfully produce KOMZIFTI and other future commercial products;
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

Accordingly, the likelihood of our success must be evaluated in light of many potential challenges and variables associated with a biopharmaceutical company, many of which are outside of our control, and past operating or financial results should not be relied on as an indication of future results. Fluctuations in our operating and financial results could cause our share price to decline. It is possible that in some future periods, our operating results will be above or below the expectations of securities analysts or investors, which could also cause our share price to decline.

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

In November 2022, we entered into a loan and security agreement with several banks and other financial institutions or entities party thereto, or collectively the Lenders, and Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, which was amended in October 2023 and October 2025, or the Loan Agreement, providing for up to $125.0 million in a series of term loans, or Term Loans. Under the terms of the Loan Agreement, we borrowed $10.0 million of Term Loans. No further Term Loans may be drawn under the Loan Agreement. On June 1, 2024, a minimum cash covenant commenced requiring us to hold cash in the United States and subject to a first-priority perfected security interest in favor of the Lenders in an amount greater than or equal to 35.0% of the outstanding loan obligations, provided that such cash covenant will not apply at any time our market capitalization is equal to or greater than $1,250.0 million. Since June 1, 2024, our market capitalization has not always exceeded $1,250.0 million, however, we have met the minimum cash covenant. While any amounts are outstanding under our term loan facility, we are subject to affirmative and restrictive covenants, including covenants regarding delivery of financial statements, maintenance of inventory, payment of taxes, maintenance of insurance, dispositions of property, business combinations or acquisitions, incurrence of additional indebtedness, transactions with affiliates and a minimum cash covenant, among other customary covenants. If we default under our term loan facility, the Lenders may accelerate our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the Lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. The Lenders could accelerate our obligations under the Loan Agreement upon the occurrence of an event of default, which includes, among other things, our failure to satisfy our payment obligations under the Loan Agreement, the breach of certain of our other covenants under the Loan Agreement or the occurrence of a material adverse change, thereby requiring us to repay the loan immediately or to attempt to reverse the declaration of default through negotiation or litigation. Any declaration by the Lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

We cannot be certain that additional funding will be available on acceptable terms, or at all. Subject to limited exceptions, our term loan facility also prohibits us from incurring indebtedness without the prior written consent of the Lenders. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We have a limited operating history. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, identifying and acquiring potential product candidates, undertaking preclinical, clinical and regulatory development of our product candidates, conducting pre-commercial and diagnostic related activities for our product candidates, pursuing FDA approval of KOMZIFTI, preparing for commercialization, and promoting, selling and distributing KOMZIFTI in the United States.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors as we transition from a company with a research and development focus to a commercial-stage organization, and we may not be successful in such a transition.

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

We are dependent upon Kyowa Kirin for the development of, and the regulatory activities and commercial strategy for, ziftomenib outside the United States. Additionally, Kyowa Kirin is responsible for half of all costs and expenses for the commercialization of KOMZIFTI and, if approved by the FDA, other products containing ziftomenib, in the United States. Under the Kyowa Co-Promotion Agreement, Kyowa Kirin has the right and responsibility to co-promote KOMZIFTI and, if approved by the FDA, other products containing ziftomenib, in the United States and is obligated to meet minimum detailing requirements using sales representatives meeting specific qualifications. If Kyowa Kirin does not perform in the manner we expect or fulfill its responsibilities in a timely manner, or at all, the clinical development, regulatory approval, and commercialization efforts related to KOMZIFTI and other products containing ziftomenib could be delayed or terminated.

Disagreements between us and Kyowa Kirin regarding clinical development and commercialization matters could lead to delays in the development or commercialization of KOMZIFTI or other products containing ziftomenib and, in some cases, termination of the Kyowa License Agreement and the Kyowa Co-Promotion Agreement. Kyowa Kirin may terminate the Kyowa License Agreement for convenience upon 12 months’ prior written notice. In addition, Kyowa Kirin has the right to terminate the Kyowa License Agreement with a shorter specified notice period upon the occurrence of a material adverse regulatory event or certain other specified events. The Kyowa Co-Promotion Agreement will automatically terminate upon termination of the Kyowa License Agreement.

If our collaboration does not result in the successful development and commercialization of KOMZIFTI or other products containing ziftomenib, or if Kyowa Kirin terminates the Kyowa License Agreement, we may not receive any future milestone or royalty payments under the Kyowa License Agreement. In addition, any termination of the Kyowa License Agreement or the Kyowa Co-Promotion Agreement by Kyowa Kirin could affect our ability to further develop ziftomenib or adversely affect how we are perceived in scientific and financial communities. If any of these occur, our business, financial condition, results of operations, stock price and prospects may be materially harmed.

We rely on third-party contractors and organizations to conduct, and/or to supply materials to conduct, our clinical trials and provide commercial supply, and those third parties may not perform satisfactorily, including failing to meet deadlines for the supply of materials and/or the completion of such clinical trials or to meet the demands of our commercial supply.

We rely, and expect to continue to rely, on third-party contractors, CROs, clinical data management organizations, independent contractors, medical institutions and clinical investigators to support our preclinical development activities and conduct our clinical trials. We also rely on third-party contractors for the commercial supply of KOMZIFTI.

We compete with many other companies, some of which may be our business competitors, for the resources of these third parties. Large pharmaceutical companies often have significantly more extensive agreements and relationships with such third-party providers, and such third-party providers may prioritize the requirements of such large pharmaceutical companies over ours.

Our agreements with third-party contractors may terminate for a variety of reasons, including a failure to perform by the third parties. The third parties on whom we rely may have the right to terminate their engagements with us at any time. The termination of these agreements or engagements may cause delay in the development of our product candidates or commercialization of KOMZIFTI or other product candidates that receive marketing approval. If any such third-party terminates its engagement with us or fails to perform as agreed, we may be required to enter into alternative arrangements, which could result in significant cost and delay to our product development program or impede our distribution of KOMZIFTI. Moreover, our agreements with such third parties generally do not provide assurances regarding employee turnover and availability, which may cause interruptions in the services performed by such third parties.

Our reliance on third parties to conduct our clinical trials reduces our control over these activities but does not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial. Moreover, the FDA and other regulatory authorities require us to comply with good clinical practice guidelines for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on government-sponsored databases, such as ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. Similarly, our reliance on third parties to manufacture, supply and distribute KOMZIFTI does not relieve us of our responsibility to comply with cGMP regulations and other laws and regulations applicable to drug manufacturers.

Additionally, we rely substantially on third-party data managers for our clinical trial data. There is no assurance that these third parties will not make errors in the design, management or retention of our data or data systems. There is no assurance that these third parties will pass FDA or other regulatory audits, which could delay or prevent regulatory approval.

In addition to relying upon third-party service providers, we depend on our collaborators and other third-party suppliers to supply certain therapies for our combination trials. For example, we depend on Mirati to supply adagrasib for the NSCLC, CRC and PDAC combination cohort of our FIT-001 trial. If Mirati does not perform in accordance with our collaboration agreement, or the agreement is terminated, the adagrasib cohort of our FIT-001 trial, and our development plans for darlifarnib in combination with adagrasib, could be materially adversely impacted.

If these third parties do not successfully carry out their contractual duties, meet expected timelines, conduct our clinical trials or supply clinical trial or commercial materials in accordance with regulatory requirements, our agreements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize KOMZIFTI or other product candidates that receive marketing approval.

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

We depend on third parties for the manufacture of our product candidates for preclinical and clinical testing and for the manufacture of commercial supplies of KOMZIFTI. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or KOMZIFTI at an acceptable cost and quality, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate facilities for the manufacture of our product candidates or KOMZIFTI and we currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of clinical supplies of ziftomenib, darlifarnib and our other product candidates for preclinical and clinical testing and for the manufacture of commercial supplies of KOMZIFTI and for any other product candidates that receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We also rely, and expect to continue to rely, on other third parties to package, label, store and distribute product candidates for our clinical trials and commercial supplies of KOMZIFTI and for any other product candidates that receive marketing approval.

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

Some of our manufacturers and suppliers are located in China. Recent developments in international trade policies, including restrictions and tariffs, may restrict our ability to work with certain of our manufacturers and suppliers or otherwise disrupt our supply chain, and we expect to experience increased costs and expenses, which may have adverse effects on the development of our product candidates and our business operations. For further information regarding impacts to our business as a result of trade policy developments, see the risk factor titled “International trade policies, including tariffs, sanctions and trade barriers, may adversely affect our business, financial condition, results of operations and prospects.”

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

The facilities used by our contract manufacturers to manufacture our product and product candidates must be approved by the applicable regulatory authorities, including the FDA, pursuant to inspections that may be conducted after an NDA is submitted to the FDA. We are completely dependent on our contract manufacturing partners for compliance with the FDA’s requirements for manufacture of both the active drug substances and finished drug product for clinical supplies of ziftomenib, darlifarnib and our other product candidates and for commercial supplies of KOMZIFTI. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s regulatory requirements, they will not be able to secure or maintain FDA approval for the manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, or if our suppliers or contract manufacturers decide they no longer want to supply or manufacture our products, we may need to find alternative manufacturing facilities, in which case we might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all, which would significantly impact our ability to develop and obtain regulatory approval for our product candidates or market our products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

Our product candidates, KOMZIFTI and any other approved products may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

To the extent our third-party manufacturers and supply chain suppliers are negatively impacted by geopolitical events such as actual or potential conflicts in the Middle East, Europe or Asia, as well as actual or threatened public health epidemics or outbreaks, we may not be able to provide continuous drug supply to our clinical sites or for commercialization purposes and our clinical trials may be delayed or may not be completed or our commercialization efforts disrupted, each of which would have a material adverse effect on our business operations and performance.

Risks Related to Our Intellectual Property

If we are unable to, or if we do not, obtain and maintain intellectual property protection for our product and product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product and product candidates may be impaired.

We intend to rely upon a combination of regulatory exclusivity periods, patents, trade secret protection, trademarks, confidentiality agreements, and license agreements to protect the intellectual property related to our current product, product candidates and development programs.

Threats to the duration, breadth or strength of protection provided by any patents, patent applications or future patents we may own, license, or pursue with respect to any of our current or future product candidates or products could hinder our ability to commercialize any of our current or future product candidates or products. For example, our patent rights may not protect our product and product candidates if competitors devise products that compete with us without legally infringing our patent rights. Further, if we encounter delays in our development efforts, the length of time during which we could market any of our current or future product candidates or products under any patent protection we obtain would be reduced. Given the amount of time required for the development, testing and regulatory review of new product candidates or products, patents protecting such candidates might expire before or shortly after such product candidates or products are commercialized.

Ziftomenib

We have issued patents in the United States, Europe, China, Japan and other foreign jurisdictions covering the composition of matter of ziftomenib (the API in KOMZIFTI) and certain structurally related compounds and methods of using the compounds for treating cancers and other diseases. Although these patents are currently in force, there is no guarantee that a court would agree that any of the patents are valid or enforceable.

We are pursuing additional U.S. and foreign patents for ziftomenib (including U.S. and foreign patents related to KOMZIFTI); however, there is no guarantee that any such patents will be granted or that, if granted, would provide protection against third parties.

Patent term extension may be available in the United States or in other jurisdictions to account for regulatory delays in obtaining marketing approval for a product candidate; however, in the United States, only one patent may be extended per marketed product. We have submitted applications for patent term extension for two U.S. granted patents to the U.S. PTO, along with our assessment of the duration of applicable extensions. The applicable authorities, including the U.S. PTO and the FDA, and any equivalent patent or regulatory authorities in other countries, may disagree with our assessment of whether such extensions are available, and may refuse to grant extensions to patents, or may grant more limited extensions than requested. If this occurs, for example, for our ziftomenib API patent(s), our competitors who obtain the requisite regulatory approval could offer products with the same API as KOMZIFTI earlier than expected, so long as the competitors do not infringe any other patents that we may hold. Competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We expect that following expiration of patents and any regulatory exclusivity we are able to obtain for any ziftomenib products, such as KOMZIFTI, competitors may manufacture and sell generic versions of those products at a lower price, which would reduce our product revenues. In certain jurisdictions, legislation mandates generic substitution for brand name drugs.

Darlifarnib

We have issued patents in the United States covering the composition of matter of darlifarnib and certain structurally related compounds, and issued patents in the United States, Europe and other foreign jurisdictions directed to methods of using a farnesyl transferase inhibitor for treating various cancers. Although these patents are currently in force, there is no guarantee that a court would agree that any of the patents are valid or enforceable.

We are pursuing additional U.S. and foreign patents for darlifarnib; however, there is no guarantee that any such patents will be granted or that, if granted, would provide protection against third parties.

While patent term extension may be available for a patent that covers an approved darlifarnib product, the applicable authorities, including the U.S. PTO and the FDA, and any equivalent patent or regulatory authorities in other countries, may disagree with our assessment of whether such extensions are available, and may refuse to grant extensions to patents, or may grant more limited extensions than requested. If this occurs, for example, for our darlifarnib API patent(s), our competitors who obtain the requisite regulatory approval could offer products with the same API as our darlifarnib product earlier than expected, so long as the competitors do not infringe any other patents that we may hold. Competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

We expect that following expiration of patents and any regulatory exclusivity we are able to obtain for any darlifarnib products, competitors may manufacture and sell generic versions of those products at a lower price, which would reduce our product revenues. In certain jurisdictions, legislation mandates generic substitution for brand name drugs.

We depend on our licensors to prosecute and maintain patents and patent applications that are material to our business. Any failure by our licensors to effectively protect these intellectual property rights could adversely impact our business and operations.

We have licensed patent rights from third parties for some of our development programs, including exclusive patent rights related to ziftomenib (the API in KOMZIFTI) and other compounds in our menin-KMT2A program from the University of Michigan. As a licensee of third parties, we in some cases rely on these third parties to file and prosecute patent applications and maintain patents and otherwise protect and enforce the licensed intellectual property under some of our license agreements. We have not had and do not have primary control over these activities for certain of our patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents or other intellectual property rights. Pursuant to the terms of the license agreements with some of our licensors, the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business.

Patent terms may be inadequate to protect our competitive position on our product and product candidates for a commercially meaningful length of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its effective U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product and product candidates are obtained, once the patents have expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient duration of rights to exclude others from commercializing products similar or identical to ours.

We may not be successful in obtaining or maintaining necessary third-party intellectual property rights for our development pipeline through acquisitions and in-licenses.

Presently we have rights to intellectual property under an exclusive worldwide license from the University of Michigan for all therapeutic indications for ziftomenib (the API in KOMZIFTI) and other compounds in our menin-KMT2A program. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. Additionally, a companion diagnostic may require that we or a third-party collaborator developing the diagnostic acquire proprietary rights held by third parties, which may not be available. We may be unable to acquire or in-license any compositions, methods of use, or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

In addition to seeking patents for some of our technology, product and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We seek to protect our confidential proprietary information, in part, by entering into confidentiality and invention or patent assignment agreements with our employees and consultants; however, we cannot be certain that such agreements have been entered into with all relevant parties. Moreover, to the extent we enter into such agreements, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, to third parties, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent the competitor, or those to whom the competitor communicates the trade secrets, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

If we breach any of the agreements under which we license from third parties the development and/or commercialization rights to our product candidates, we could lose license rights that are important to our business and our operations could be materially harmed.

We have in-licensed rights related to ziftomenib (the API in KOMZIFTI) and other compounds in our menin-KMT2A program from the University of Michigan. As a result, our current business plans are dependent upon our satisfaction of certain conditions for the maintenance of the University of Michigan license agreement and the rights we license under that agreement and our other in-license agreements. The University of Michigan license agreement provides that we are subject to diligence obligations relating to the commercialization and development of ziftomenib, milestone payments, royalty payments and other obligations. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of our license agreement with the University of Michigan or any of our other license agreements or license agreements we may enter into on which our business or product candidates are dependent, University of Michigan or other licensors may have the right to terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain product candidates. The loss of the rights licensed to us under our license agreement with University of Michigan or our other license agreements or any future license agreement that we may enter granting us rights on which our business or product candidates are dependent, could hinder or eliminate our ability to further develop and commercialize the applicable product candidates and would materially harm our business, prospects, financial condition and results of operations.

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

In addition, the agreements under which we license intellectual property or technology to or from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product or product candidates.

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

Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. PTO or third-party preissuance observations to the European Patent Office, or EPO, or become involved in patent office post-grant proceedings, such as opposition, derivation, reexamination, inter partes review, or post-grant review proceedings, challenging our patent rights or the patent rights of others. An adverse determination in any such submission or proceeding, or in litigation, could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, threats to the duration, breadth or strength of protection provided by our patents and patent applications is threatened could dissuade companies from collaborating with us to license, develop or commercialize current or future products and product candidates.

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

Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect our product and product candidates.

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product and product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including derivation, reexamination, inter partes review, post-grant review or interference proceedings before the U.S. PTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product or product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Intellectual property discovered through government-funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for use of U.S.-based manufacturing companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.

Although we do not currently own issued patents or pending patent applications that have been generated through the use of U.S. government funding, our exclusive license from the University of Michigan pertaining to compounds unrelated to ziftomenib includes intellectual property rights that have been generated through the use of U.S. government funding or grants, and we may acquire or license additional intellectual property rights from one or more entities that have been generated through the use of U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). If the U.S. government exercised its march-in rights in our intellectual property rights generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.

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

We are highly dependent on the expertise of Troy E. Wilson, Ph.D., J.D., our President and Chief Executive Officer, as well as the other principal members of our management, scientific, clinical and commercial teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Retaining qualified scientific, clinical, manufacturing and commercial personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees, and recruiting additional key employees, may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our discovery, development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We have expanded our development, regulatory, operations, medical affairs, and commercial capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We have experienced significant growth in the number of our employees and the scope of our operations, particularly in the areas of development, manufacturing and supply chain, regulatory affairs, operations, medical affairs, and commercialization. To manage our growth, we must continue to implement and improve our managerial, operational and financial systems and recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to effectively manage growth could delay the execution of our business plans, disrupt our operations, or result in operational mistakes or shortcomings, loss of business opportunities, loss of employees and reduced productivity among remaining employees.

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

In the ordinary course of our business, we and the third parties with whom we work process sensitive data, including personal data (such as health-related data), and, as a result, we and the third parties with whom we work face a variety of evolving threats that could cause security incidents.

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

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of one of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to produce and develop our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

Interruptions in our operations due to system failures, accidents, security breaches or other events could result in a material disruption of our drug development programs and commercialization efforts. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and we may incur substantial costs to attempt to recover or reproduce the data. If any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and/or the further development of our product candidates or commercialization of our product could be delayed.

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

International trade policies, including tariffs, sanctions and trade barriers, may adversely affect our business, financial condition, results of operations and prospects.

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

In April 2025, the Bureau of Industry and Security, U.S. Department of Commerce, initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. We do not own or operate facilities for the manufacture of our product or product candidates and we currently have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties, including manufacturers and suppliers located in China, for the manufacture of commercial supplies of KOMZIFTI and clinical supplies of ziftomenib and darlifarnib for preclinical and clinical testing. In addition, we rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Annual Report.

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 through December 31, 2025, were $43.00 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

The price of our common stock may be volatile and may be influenced by numerous factors, some of which are beyond our control.

The market for our common stock could fluctuate substantially due to a variety of factors, some of which may be beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

•
our ability to successfully commercialize KOMZIFTI and any other product candidates that receive marketing approval;
•
failure to meet or exceed any financial guidance or expectations regarding KOMZIFTI and any development milestones that we may provide to the public;
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
•
unanticipated serious safety concerns related to the use of KOMZIFTI or any of our product candidates;
•
adverse regulatory decisions;
•
additions or departures of key scientific or management personnel;
•
changes in laws or regulations applicable to our product or product candidates, including without limitation clinical trial requirements for approvals;
•
disputes or other developments relating to patents and other proprietary rights and our ability to obtain patent protection for our product and product candidates;
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

We are a “smaller reporting company” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

We are a “smaller reporting company” under applicable securities regulations, and for as long as we continue to be a “smaller reporting company,” we may choose to take advantage of reduced reporting and disclosure requirements applicable to smaller reporting companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, only being required to provide two years of audited financial statements in periodic reports and not being required to have our independent registered public accounting firm audit our internal control over financial reporting under 404(b) of the Sarbanes-Oxley Act (for so long as we are also a “non-accelerated filer”, which we will be for 2026). We cannot predict if investors will find our common stock less attractive if we choose to rely on these reduced reporting and disclosure requirements. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of December 31, 2025, we had 8,373,981 shares of common stock available for grant under the 2014 Plan, options to purchase up to an aggregate of 13,408,557 shares of common stock outstanding, 1,461,879 unvested restricted stock units outstanding and 824,433 unvested performance-based restricted stock units outstanding. Also, pursuant to our 2023 Inducement Option Plan, as amended, or Inducement Plan, we are authorized to grant nonstatutory stock options to individuals that were not previously our employees or directors (or following a bona fide period of non-employment), as an inducement material to the individuals’ entry into employment with us, pursuant to Nasdaq Listing Rule 5635(c)(4). As of December 31, 2025, we had 869,550 shares of common stock available for grant under the Inducement Plan and options to purchase up to an aggregate of 2,380,450 shares of common stock outstanding.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of December 31, 2025, we had 327,697 shares of common stock reserved for future issuance under the ESPP.

Further, as of December 31, 2025, (i) warrants to purchase up to (a) 33,988 shares of our common stock at an exercise price of $3.31 per share and (b) 26,078 shares of our common stock at an exercise price of $14.38 per share and (ii) pre-funded warrants to purchase up to 416,850 shares of our common stock at an exercise price of $0.0001 per share were outstanding.

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

Our amended and restated certificate of incorporation, as amended, or Certificate of Incorporation, and amended and restated bylaws, or Bylaws, contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•
a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•
a requirement that special meetings of stockholders be called only by the chairperson of the board of directors, the chief executive officer, or by a majority of the total number of authorized directors;
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
•
the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock; and
•
a requirement that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of violation of any duty owed by any of our current or former directors or officers to us or our stockholders, (iii) any action asserting a claim against us or any current or former director or officer arising pursuant to any provision of the Delaware General Corporation Law or our Certificate of Incorporation or Bylaws, (iv) any action seeking to interpret, apply, enforce or determine the validity of our Certificate of Incorporation or Bylaws, (v) any action asserting a claim as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery, and (vi) any action asserting a claim against us or any current or former director or officer governed by the internal affairs doctrine or relating to our internal affairs, unless for any such action the designation of the Court of Chancery as the sole and exclusive forum would violate applicable law, in which case the United States District Court for the District of Delaware will be the sole and exclusive forum. Further, unless we agree to an alternative forum, the federal district courts of the United States of America will be the exclusive forum for any actions or proceedings arising under the Securities Act.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our Certificate of Incorporation and Bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our charter documents provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation and Bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•
any derivative action or proceeding brought on our behalf;
•
any action asserting a claim of violation of any duty owed by any of our current or former directors or officers to us or our stockholders;
•
any action asserting a claim against us or any current or former director or officer arising pursuant to any provision of the Delaware General Corporation Law or our Certificate of Incorporation or Bylaws;
•
any action seeking to interpret, apply, enforce or determine the validity of our Certificate of Incorporation or Bylaws;
•
any action asserting a claim as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery; and
•
any action asserting a claim against us or any current or former director or officer governed by the internal affairs doctrine or relating to our internal affairs, unless for any such action the designation of the Court of Chancery as the sole and exclusive forum would violate applicable law, in which case the United States District Court for the District of Delaware will be the sole and exclusive forum.

Further, unless we agree to an alternative forum, the federal district courts of the United States of America will be the exclusive forum for any actions or proceedings arising under the Securities Act.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive-forum provisions in our Certificate of Incorporation and Bylaws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

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

Under current law, federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in a year is limited to 80% of taxable income in such year. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced an ownership change in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, in June 2024, California Senate Bill 167, or SB 167, was enacted into law. SB 167 provides for a three-year suspension of net operating losses under the California Personal Income Tax and Corporation Tax and a three-year cap on the use of business incentive tax credits to offset no more than $5 million of tax per year. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our state net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the Foreign Corrupt Practices Act, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Export controls and trade sanctions laws and regulations may restrict or prohibit altogether the provision, sale, or supply of our products to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions or an embargo. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, clinical research organizations, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations, including those involved in our clinical trials outside of the United States. We can be held liable for the corrupt or other illegal activities of our employees, agents, clinical research organizations, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. The head of our IT department, who has more than 25 years of experience in IT and more than 15 years of experience in cybersecurity for public companies, reports to our Chief Operating Officer and works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business. We have established an Incident Review Team, which consists of representatives of our Finance, IT and Legal departments, to investigate, evaluate and respond to cybersecurity incidents. The Incident Review Team is responsible for escalating confirmed cybersecurity incidents to a Materiality Assessment Team, consisting of members of management. The Materiality Assessment Team is responsible for reporting cybersecurity incidents to the audit committee of the board of directors, as appropriate based upon the nature of the incident (or series of incidents).

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

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1, Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems, or those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.”

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

Item 2. Properties.

We occupy approximately 32,512 square feet of office space for our corporate headquarters in San Diego, California under a lease that expires in May 2033. We also occupy approximately 16,541 square feet of office space in Boston, Massachusetts under a lease that expires in July 2031.

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

Holders of Record

As of February 27, 2026, there were 98 holders of record of our common stock, which does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

Except as previously reported in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC during the year ended December 31, 2025, there were no unregistered sales of equity securities by us during the year ended December 31, 2025.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Kura Oncology, Inc. should be read in conjunction with the financial statements and the notes to those statements appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, assumptions and uncertainties. Important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis include, but are not limited to, those set forth in “Item 1A. Risk Factors” in this Annual Report. All forward-looking statements included in this Annual Report are based on information available to us as of the time we file this Annual Report and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements. For the comparison of the financial results for the fiscal years ended December 31, 2024 and 2023, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025.

References to “Kura Oncology, Inc.,” “we,” “us” and “our” refer to Kura Oncology, Inc.

Overview

We are a biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Since our founding in 2014, we have transformed from a research and development company to a fully-integrated commercial-stage organization with a diversified pipeline of product candidates. Our pipeline consists of small molecules designed to target cancer signaling pathways and address significant unmet needs in oncology and hematology.

Our Product and Pipeline

KOMZIFTI (ziftomenib)

On November 13, 2025, the FDA approved our NDA for ziftomenib, which is being marketed in the United States under the trade name KOMZIFTI, for the treatment of adults with relapsed or refractory AML with a susceptible NPM1 mutation who have no satisfactory alternative treatment options. KOMZIFTI is the first and only menin inhibitor approved by the FDA for once-daily oral administration. The FDA previously granted Breakthrough Therapy, Fast Track and Orphan Drug Designations as well as Priority Review to ziftomenib.

FDA approval of our NDA for KOMZIFTI was based upon positive data from our KOMET-001 trial, a global Phase 1/2 trial that evaluated KOMZIFTI’s safety and efficacy in 112 patients with relapsed or refractory NPM1-mutated AML.

We believe that KOMZIFTI is differentiated from other menin inhibitors on the four pillars of efficacy, safety, compatibility and simplicity, and our market research indicates that this differentiated profile aligns with the priorities of physicians, pharmacists and care teams who treat patients with AML as well as with third-party payors, including commercial insurers and government healthcare programs.

Efficacy: The rate of CR+CRh in the KOMET-001 trial was 21.4% (95% CI: 14.2, 30.2). The median duration of CR+CRh was five months (95% CI: 1.9, 8.1) and the median time to first response in patients who achieved a CR or CRh was 2.7 months (range: 0.9 to 15 months). 88% of patients who achieved CR or CRh did so within six months of initiating KOMZIFTI. These data from the Prescribing Information for KOMZIFTI are generally consistent with the full results of the KOMET-001 trial published in the Journal of Clinical Oncology in September 2025.

Safety: KOMZIFTI demonstrated a manageable safety profile in the KOMET-001 trial, with most reported adverse events being Grade 1 or Grade 2. The most common adverse reactions, including laboratory abnormalities, reported in 20% or more of patients were aspartate aminotransferase increased, infection without an identified pathogen, potassium decreased, albumin decreased, alanine aminotransferase increased, sodium decreased, creatinine increased, alkaline phosphatase increased, hemorrhage, diarrhea, nausea, fatigue, edema, bacterial infection, musculoskeletal pain, bilirubin increased, potassium increased, DS, pruritus, febrile neutropenia and transaminases increased. Notably, no Grade 4 or Grade 5 QTc interval prolongation was reported. 12% of patients experienced QTc interval prolongation of ≤ Grade 3 and, of the 70 patients 65 years of age or older, 10% experienced QTc interval prolongation of any cause.

The Prescribing Information for KOMZIFTI includes a Black Box warning for DS, a well-studied mechanism-based risk in drugs that restore differentiation, and clear dose-modification guidelines for physicians to follow when DS is suspected. Unlike the other FDA-approved menin inhibitor, KOMZIFTI does not have Black Box warning for QTc interval prolongations or Torsades de Pointes.

Compatibility: In contrast with other therapies that require dose adjustments when co-administered with anti-infective medications or other strong or moderate CYP3A4 inhibitors or inducers, KOMZIFTI can be co-administered without dose modification, offering predictability to physicians and reducing complexity and risk.

Simplicity: KOMZIFTI is the first and only menin inhibitor approved by the FDA for once-daily oral administration. KOMZIFTI’s once-daily dosing is beneficial to patients who are often elderly and on several concomitant medications.

We initiated commercial sales of KOMZIFTI in the United States on November 21, 2025. Under the terms of the Kyowa License Agreement, we lead commercial strategy for and are responsible for manufacturing KOMZIFTI in the United States. We and Kyowa Kirin are jointly performing commercialization and medical affairs activities in accordance with a co-created U.S. territory commercialization plan and the Kyowa Co-Promotion Agreement. We record all U.S. sales of KOMZIFTI, and we and Kyowa Kirin share equally the profits and losses from the commercialization activities in the United States. Outside the United States, Kyowa Kirin is responsible for commercial strategy and for commercializing ziftomenib and booking sales.

On November 25, 2025, we announced that KOMZIFTI was added to the NCCN Guidelines® as a Category 2A recommended treatment option for adults with relapsed or refractory NPM1-mutated AML.

Following the FDA’s November 2025 approval of KOMZIFTI, we submitted patent information to our NDA regarding eight granted U.S. patents that claim the drug substance, drug product and/or methods of treatment for KOMZIFTI. These patents, which have been added to the Orange Book for KOMZIFTI, include two recently granted patents that share a base expiration date of July 16, 2044.

Market access decisions have enabled KOMZIFTI to be available to covered lives in the United States within the first 90 days after FDA approval. At least 80% of private payors have now established published coverage policies to cover KOMZIFTI for the indicated population, all aligned with the label with no additional restrictions. The timing of coverage decisions by payors, including many state Medicaid programs and private payors, have surpassed benchmarks. Among private payors, some published policies now require patients with relapsed or refractory NPM1-mutated AML to step through KOMZIFTI first before receiving other available menin inhibitors.

Menin Inhibitor Development Programs

Clinical Development of Ziftomenib in AML

Together with Kyowa Kirin, we are advancing the global clinical development of ziftomenib across the treatment continuum for AML, including in combinations with standards of care for AML and in patients with frontline and relapsed or refractory disease.

Ziftomenib Combinations with Standards of Care for AML

Newly Diagnosed AML

In September 2025, we initiated KOMET-017, a single protocol comprised of two independent, global, randomized, double-blind, placebo-controlled Phase 3 trials to evaluate ziftomenib in combination with both intensive and non-intensive regimens in patients with newly diagnosed NPM1-mutated or KMT2A-rearranged AML. The KOMET-017 protocol was informed by the clinical data and findings generated in our Phase 1 KOMET-007 trial. The single protocol design of KOMET-017 has streamlined the study start-up process, resulting in site activation at a pace that has exceeded our expectations. Patients have been dosed in both trials and enrollment continues to progress.

Combination with Non-Intensive Chemotherapy (Venetoclax/Azacitidine) in NPM1-Mutated AML

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

We previously evaluated ziftomenib in combination with venetoclax and azacitidine in patients with newly diagnosed NPM1-mutated AML in the Phase 1 KOMET-007 trial, and we delivered an oral presentation of preliminary data from the Phase 1b expansion cohort evaluating this regimen at the 67th ASH Annual Meeting in December 2025. As presented at ASH, 40 patients with newly diagnosed NPM1-mutated AML had been enrolled in the cohort as of the September 24, 2025 data cutoff date, 58% (23/40) of whom had an ECOG performance status of two and 37 of whom were response evaluable. High rates of durable morphologic complete responses (CRc 86%; CR 73%) were observed, with 68% of CRc responders having achieved molecular MRD negativity by central NGS.

As of the data cutoff for the ASH presentation, median duration of CR and median OS were not reached at median follow-up of 26.1 weeks (range 1.6–54.1). 68% of patients remained alive and on treatment or in long-term follow-up as of the data cutoff. The triplet combination was generally well tolerated, with a safety profile consistent with that reported for venetoclax and azacitidine alone. Rates of ziftomenib-related myelosuppression were low, and the median times to neutrophil and platelet recovery were also consistent with those expected for venetoclax and azacitidine alone. One case each of Grade 2 DS and Grade 3 investigator-assessed QTc prolongation were successfully managed without treatment discontinuation.

Combination with Intensive Chemotherapy (7+3) in NPM1-Mutated or KMT2A-Rearranged AML

The registrational KOMET-017-IC (Intensive Chemotherapy) trial is evaluating the combination of ziftomenib with induction chemotherapy (7+3) in patients with newly diagnosed NPM1-mutated or KMT2A-rearranged AML. Patients in this trial are randomized to receive ziftomenib or placebo in combination with standard induction, consolidation chemotherapy and post-consolidation maintenance. The KOMET-017-IC trial will assess MRD-negative CR and EFS as dual-primary endpoints to support potential U.S. accelerated approval and full approval, respectively. Based on our current assumptions, we anticipate topline results from the MRD-negative CR accelerated endpoint in the intensive chemotherapy setting in 2028.

We previously evaluated ziftomenib in combination with 7+3 in patients with newly diagnosed NPM1-mutated or KMT2A-rearranged adverse risk AML in the KOMET-007 trial. In June 2025, we presented positive data at the European Hematology Association Congress from the KOMET-007 Phase 1b cohort evaluating this regimen. Ziftomenib dosed once daily at 600 mg in combination with 7+3 demonstrated robust and evolving clinical activity in patients with newly diagnosed AML. Among 71 response-evaluable patients, 93% of patients with NPM1-mutated AML and 89% of patients with KMT2A-rearranged AML achieved a CRc at the time of data cutoff. A rate of CR-MRD negativity of 71% for patients with NPM1-mutated AML with a median time to MRD negativity of 4.7 weeks and a rate of CR-MRD negativity of 88% for patients with KMT2A-rearranged AML with a median time to MRD negativity of 4.4 weeks were observed. 96% of patients with NPM1-mutated AML and 88% of patients with KMT2A-rearranged AML remained alive and on study as of the data cutoff.

We expect to present updated data evaluating the combination of ziftomenib with 7+3 in newly diagnosed NPM1-mutated or KMT2A-rearranged AML from the KOMET-007 trial in the first half of 2026.

Combination with Intensive Chemotherapy (7+3) and Quizartinib in NPM1/FLT3-ITD Co-Mutated AML

In October 2025, we and Kyowa Kirin announced dosing of the first patient in a cohort of the KOMET-007 trial evaluating the safety, tolerability and activity of ziftomenib in combination with 7+3 plus quizartinib in patients with newly diagnosed NPM1/FLT3-ITD co-mutated AML. We expect to continue to advance the enrollment of patients in this cohort in 2026.

Relapsed or Refractory AML

Combination with Non-Intensive Chemotherapy (Venetoclax/Azacitidine) in NPM1-Mutated or KMT2A-Rearranged AML

We are evaluating ziftomenib in combination with venetoclax and azacitidine in patients with relapsed or refractory NPM1-mutated or KMT2A-rearranged AML in our Phase 1 KOMET-007 trial. At ASH in December 2025, we delivered an oral presentation of safety and clinical activity results from Phases 1a and 1b of this ongoing study. Of the 83 patients included in the dataset as of the September 24, 2025 data cutoff date, 80 were response evaluable and 58% (48/83) had received prior venetoclax.

Among the 51 patients with relapsed or refractory NPM1-mutated AML, the ORR was 65% and the CRc rate was 48%, with CRc median duration of 39.9 weeks. In venetoclax-naïve patients, the ORR was 83% and the CRc rate was 70%, compared with 48% and 28%, respectively, in venetoclax-exposed patients. Median OS was 54.9 weeks (95% CI 32.0–NE). 14 patients received HSCT, five proceeded to ziftomenib maintenance therapy, and five were pending maintenance at time of data cutoff.

Among the 32 patients with relapsed or refractory KMT2A-rearranged AML, the ORR was 41% and the CRc rate was 28%, with CRc median duration of 12.4 weeks. In venetoclax-naïve patients, the ORR was 70% and the CRc rate was 60%. Median OS was 21.1 weeks (95% CI 12.4–64.9). Two patients received HSCT and both proceeded to ziftomenib maintenance therapy.

The combination was generally well tolerated in both relapsed or refractory NPM1-mutated and relapsed or refractory KMT2A-rearranged AML. Rates of ziftomenib-related myelosuppression were low, with neutrophil and platelet recovery consistent with expectations for venetoclax and azacitidine alone. No ziftomenib-related QTc prolongation was reported. One Grade 3 DS case (in a patient with an NPM1 mutation) was successfully resolved with protocol-specified measures, and the patient resumed treatment with ziftomenib.

We have completed enrollment of patients with relapsed or refractory NPM1-mutated AML in the dose expansion cohort evaluating the combination of ziftomenib with venetoclax and azacitidine. We expect to present updated data from this cohort in the first half of 2026.

Combination with Gilteritinib in NPM1/FLT3 Co-Mutated AML

We are evaluating ziftomenib in combination with gilteritinib in patients with relapsed or refractory NPM1 and FLT3 co-mutated AML in our Phase 1 KOMET-008 trial. We have completed patient enrollment in the dose expansion portion of this cohort and anticipate presenting preliminary data in the second half of 2026.

Combination with FLAG-IDA or LDAC in NPM1-Mutated or KMT2A-Rearranged AML

We also are evaluating ziftomenib in combination with FLAG-IDA or LDAC in patients with relapsed or refractory NPM1-mutated or KMT2A-rearranged AML as part of our KOMET-008 trial.

Ziftomenib Monotherapy

While the FDA approval of KOMZIFTI marks the completion of our clinical evaluation of ziftomenib as a monotherapy for adult patients with relapsed or refractory NPM1-mutated AML, we continue to evaluate ziftomenib as a monotherapy in patients with non-NPM1-mutated and non-KMT2A-rearranged AML and in patients with KMT2A-rearranged ALL under the KOMET-001 protocol.

We are supporting an investigator-sponsored trial, and may initiate a company-sponsored trial, evaluating the ability of ziftomenib to improve outcomes when administered as a maintenance therapy to patients with NPM1-mutated or KMT2A-rearranged AML following HSCT.

In December 2023, we announced a clinical collaboration with BCU to evaluate ziftomenib in combination with chemotherapy in pediatric patients with relapsed or refractory KMT2A-rearranged, NUP98-rearranged or NPM1-mutated acute leukemia. Under the terms of the collaboration agreement, BCU serves as the coordinating sponsor of a Phase 1 trial of ziftomenib in pediatric patients with acute leukemias in North America, the Princess Máxima Center for Pediatric Oncology in Utrecht, Netherlands serves as the coordinating sponsor of the trial in Europe, and we supply BCU and the Princess Máxima Center with ziftomenib for the trial.

Finally, several investigator-sponsored clinical trials of ziftomenib in acute leukemias are either open for enrollment or in development, in addition to the clinical trials described above.

Clinical Development of Ziftomenib in Gastrointestinal Stromal Tumors

In April 2025, we dosed the first patients in a Phase 1 trial evaluating ziftomenib in combination with imatinib in patients with advanced GIST after imatinib failure, which we refer to as the KOMET-015 trial. We are advancing the combination in dose escalation and have reached a range of dose levels without observing dose-limiting toxicities.

Menin Inhibition in Diabetes

We continue to make progress toward multiple next-generation menin inhibitor drug candidates. We have nominated our first next-generation menin inhibitor, KO-7246, which we expect to advance into IND-enabling studies in diabetes and cardiometabolic diseases in 2026 with external investment or through a collaboration. We anticipate the publication of preclinical data on the use of menin inhibitors in diabetes in 2026. We also expect to advance preclinical development of an additional next-generation menin inhibitor development candidate for use in combination therapy for solid tumors in 2026.

Farnesyl Transferase Inhibitor Development Program

Darlifarnib

We are evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary antitumor activity of darlifarnib, our next-generation FTI, in a Phase 1 first-in-human trial, which we call the FIT-001 trial. The FIT-001 trial includes multiple cohorts to evaluate darlifarnib in combination with other targeted therapies in large solid tumor indications.

Darlifarnib in Combination with Cabozantinib in RCC

As part of our FIT-001 trial, we are evaluating darlifarnib in combination with cabozantinib in patients with ccRCC and patients with non-clear cell RCC. At the ESMO Congress in October 2025, we presented preliminary Phase 1a dose-escalation data demonstrating the combination’s manageable safety profile across multiple doses, including at the full label dose of cabozantinib. Antitumor activity was observed across all doses, including in patients with prior exposure to cabozantinib. As of the August 15, 2025 data cutoff date, the ORR was 33-50% in ccRCC, and 17-50% in patients with prior cabozantinib exposure, and the disease control rate was 80-100% in ccRCC. We initiated the Phase 1b dose expansion cohorts of darlifarnib and cabozantinib in patients with advanced RCC in February 2026. We expect to present updated Phase 1a dose-escalation data from the combination in the second half of 2026.

Darlifarnib in Combination with Adagrasib in NSCLC, CRC and PDAC

We are evaluating darlifarnib in combination with adagrasib in patients with KRASG12C-mutated NSCLC, CRC and PDAC as part of our FIT-001 trial. Under the terms of a clinical collaboration agreement with Mirati, a wholly owned subsidiary of BMS, we sponsor the trial and Mirati supplies us with adagrasib, a KRASG12C inhibitor, for use in the trial. We anticipate the presentation of preliminary clinical data from the dose escalation portion of the FIT-001 trial evaluating the combination of darlifarnib and adagrasib in the first half of 2026.

We plan to explore opportunities to evaluate additional indications and combination partners, such as novel PI3K alpha and RAS inhibitors, for darlifarnib in 2026.

Darlifarnib as a Monotherapy

Preliminary data from the FIT-001 trial evaluating darlifarnib as a monotherapy in RAS-altered advanced solid tumors were presented at ESMO in October 2025. The data presented at ESMO indicate that darlifarnib has a manageable safety and tolerability profile when administered at doses from 3 to 10 mg per day. Encouraging antitumor activity was observed in advanced HRAS-mutated solid tumors across multiple dose levels, demonstrating on-target activity and a broad therapeutic window.

Tipifarnib

Tipifarnib in Combination with Alpelisib in HNSCC

In 2021, we initiated a Phase 1/2 open-label, biomarker-defined cohort trial, called the KURRENT-HN trial, to evaluate the combination of tipifarnib and alpelisib, a PI3K alpha inhibitor, in patients with HNSCC whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification. We completed the KURRENT-HN trial in the third quarter of 2025 and presented data from the trial at ESMO in October 2025. The combination of tipifarnib and alpelisib demonstrated a manageable safety profile in HNSCC patients across multiple doses. Robust antitumor activity was observed in heavily pretreated patients with relapsed or metastatic HNSCC with PIK3CA alterations. An ORR of 47% was observed at a daily dose of tipifarnib 1200 mg with alpelisib 250 mg.

Based on the data from the KURRENT-HN trial, we are evaluating data generation options for the combination of darlifarnib and a PI3K alpha inhibitor in HNSCC and other PI3K alpha-driven solid tumors.

Liquidity Overview

As of December 31, 2025, we had cash, cash equivalents and short-term investments of $667.2 million.

In November 2024, we entered into the Kyowa License Agreement to develop and commercialize globally ziftomenib for the treatment of patients with AML and other hematologic malignancies, which may be expanded into other oncology indications at the option of Kyowa Kirin, subject to certain conditions. In exchange for the licenses and rights granted to Kyowa Kirin to participate in the development and commercialization of ziftomenib, we received an upfront payment of $330.0 million and are eligible to receive up to an additional $693.0 million in development, regulatory and commercial milestone payments for the Field. As of December 31, 2025, $240.0 million in development milestone payments were achieved under the Kyowa License Agreement and $22.6 million of profit and loss sharing payments were received or expected to be received.

In January 2024, we completed a private placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share), or the Private Placement. Net proceeds from the Private Placement, after deducting expenses, were approximately $145.8 million. As of December 31, 2025, pre-funded warrants to purchase 6,902,036 of such shares of common stock from the Private Placement had been exercised and 416,850 remained outstanding.

In November 2023, we entered into a Sales Agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

In June 2023, we completed a public offering in which we sold an aggregate of 5,660,871 shares of common stock at a price of $11.50 per share as well as pre-funded warrants to purchase 3,034,782 shares of our common stock at a price of $11.4999 per pre-funded warrant (representing the $11.50 per share purchase price less the exercise price of $0.0001 per warrant share). Net proceeds from the public offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $93.6 million. As of December 31, 2025, none of the pre-funded warrants from the public offering remained outstanding.

In November 2022, we entered into the Loan Agreement with the Lenders and Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, providing for up to $125.0 million in a series of Term Loans. Under the terms of the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million tranche of Term Loans. The remaining tranches of Term Loans expired without us drawing down such additional loans. The Term Loans have a maturity date of November 2, 2027, or the Maturity Date. Repayment of the Term Loans is interest only through May 1, 2027. After the interest-only payment period, borrowings under the Loan Agreement are repayable in monthly payments of principal and accrued interest until the Maturity Date. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%. As of December 31, 2025, the interest rate on the Term Loans was 9.15%.

In November 2025, we began to generate revenues from product sales. Since our inception and prior to such product revenues, we have funded our operations primarily through equity and debt financings and payments received under the Kyowa License Agreement. We anticipate that we will require significant additional financing in the future to continue to fund our operations as discussed more fully below under the heading “Liquidity and Capital Resources.”

Financial Operations Overview

Product Revenue, Net

Our first commercial product, KOMZIFTI, was approved by the FDA for sale in the United States on November 13, 2025. In accordance with U.S. generally accepted accounting principles, we determine net product revenue for KOMZIFTI, with specific assumptions for variable consideration components including, but not limited to, trade discounts and allowances, co-pay assistance programs and payor rebates.

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

We are required to make estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. At the inception of arrangements that include variable consideration, we may be required to exercise significant judgment to estimate the amount of variable consideration to include in the transaction price. In making such estimates, we generally use the most likely method for milestone payments and the expected value method for other forms of variable consideration. The amount of variable consideration that is included in the transaction price is only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in future periods. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not included in the transaction price until those approvals are received. These estimates are re-assessed each reporting period and we adjust our estimate of the overall transaction price as necessary.

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

Cost of Product Sales

Cost of product sales consists primarily of direct and indirect costs related to the manufacture of KOMZIFTI for commercial sale, including internal manufacturing related staff costs, third-party manufacturing and packaging costs, raw material and component costs, freight-in and storage costs. Prior to the FDA approval of KOMZIFTI in November 2025, costs incurred for the manufacture of KOMZIFTI were recorded as research and development expenses, which resulted in zero-cost inventory. As a result, the cost of product sales related to KOMZIFTI will initially reflect a lower average per unit cost of materials, as previously expensed zero-cost inventory is utilized for commercial production and sold to customers. We expect the cost of product sales for KOMZIFTI to increase in relation to product revenues as we deplete these inventories.

Research and Development Expenses

We focus on the research and development of our pipeline programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of December 31, 2025, we had no in-licensed technologies that had alternative future uses in research and development projects or otherwise.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits, share-based compensation and other personnel costs for employees in sales and marketing, executive, finance, business development and support functions. Other significant selling, general and administrative expenses include the costs associated with obtaining and maintaining our patent portfolio, professional services for audit, legal, sales and marketing, investor and public relations, director and officer insurance premiums, corporate activities and allocated facilities.

Other Income, Net

Other income, net consists primarily of interest income and interest expense.

Income Taxes

For the year ended December 31, 2025, we recorded no current federal tax provision, and a state tax provision of $0.3 million. For the year ended December 31, 2024, we recorded federal and state tax provisions of $1.8 million and $0.3 million, respectively. For the year ended December 31, 2023, we did not record a provision for income taxes due to a full valuation against our deferred taxes.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2025 and 2024

The following table sets forth our results of operations for the years presented, in thousands:

	Years Ended December 31,
	2025	2024	Change
Product revenue, net	$2,132	$—	$2,132
Collaboration revenue	65,350	53,883	11,467
Cost of product sales	57	—	57
Research and development expenses	251,074	169,967	81,107
Selling, general and administrative expenses	119,982	77,111	42,871
Other income, net	25,262	21,230	4,032

Product Revenue, net. We recognized product revenue, net, of $2.1 million for the year ended December 31, 2025 related to sales of KOMZIFTI in the United States, following FDA approval in November 2025. We generated no product revenue during the year ended December 31, 2024.

Collaboration Revenue. We recognized collaboration revenue of $65.4 million for the year ended December 31, 2025, $64.9 million of which related to the license granted and services performed under the Kyowa License Agreement, and $0.5 million related to services performed under the Kyowa Clinical Supply Agreement. We recognized collaboration revenue of $53.9 million for the year ended December 31, 2024 related to the license granted and services performed under the Kyowa License Agreement.

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the years presented, in thousands:

	Years Ended December 31,
	2025	2024	Change
Ziftomenib-related costs	$142,579	$79,338	$63,241
Darlifarnib-related costs	26,714	18,829	7,885
Tipifarnib-related costs	3,490	4,770	(1,280)
Discovery stage program-related costs	7,230	6,621	609
Personnel costs and other expenses	58,474	45,789	12,685
Share-based compensation expense	12,587	14,620	(2,033)
Total research and development expenses	$251,074	$169,967	$81,107

The increase in ziftomenib-related research and development expenses for the year ended December 31, 2025 compared to 2024 was primarily due to increases in costs related to ziftomenib combination trials, including our registration-directed frontline clinical trials. The increase in darlifarnib-related research and development expenses for the year ended December 31, 2025 compared to 2024 was primarily due to increased costs related to our Phase 1 clinical trial. The increase in personnel costs and other expenses for the year ended December 31, 2025 compared to 2024 was primarily due to increases in headcount costs to support our ongoing clinical trials. We expect our research and development expenses to increase in future periods as we continue clinical development activities for our ziftomenib and darlifarnib programs.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses for the year ended December 31, 2025 compared to 2024 was primarily due to increases in personnel costs, sales and marketing expenses, and non-cash share-based compensation expense. We expect our selling, general and administrative expenses to increase in future periods to support our planned increases in research and development and sales and marketing activities.

Other income, net. The increase in other income, net for the year ended December 31, 2025 compared to 2024 was primarily due to an increase in interest income.

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

In November 2024, we entered into the Kyowa License Agreement to develop and commercialize globally ziftomenib for the treatment of patients with AML and other hematologic malignancies, which may be expanded into other oncology indications at the option of Kyowa Kirin, subject to certain conditions. In exchange for the licenses and rights granted to Kyowa Kirin to participate in the development and commercialization of ziftomenib, we received an upfront payment of $330.0 million and are eligible to receive up to an additional $693.0 million in development, regulatory and commercial milestone payments for the Field. As of December 31, 2025, $240.0 million in development milestone payments were achieved under the Kyowa License Agreement and $22.6 million of profit and loss sharing payments were received or expected to be received.

In January 2024, we completed the Private Placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share). Net proceeds from the Private Placement, after deducting expenses, were approximately $145.8 million. As of December 31, 2025, pre-funded warrants to purchase 6,902,036 of such shares of common stock from the Private Placement had been exercised and 416,850 remained outstanding.

In November 2023, we entered into the ATM Facility under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

In June 2023, we completed a public offering in which we sold an aggregate of 5,660,871 shares of common stock at a price of $11.50 per share as well as pre-funded warrants to purchase 3,034,782 shares of our common stock at a price of $11.4999 per pre-funded warrant (representing the $11.50 per share purchase price less the exercise price of $0.0001 per warrant share). Net proceeds from the public offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $93.6 million. As of December 31, 2025, none of the pre-funded warrants from the public offering remained outstanding.

In November 2022, we entered into the Loan Agreement with the Lenders and Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, providing for up to $125.0 million in a series of Term Loans. Under the terms of the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million tranche of Term Loans. The remaining tranches of Term Loans expired without us drawing down such additional loans. The Maturity Date for the Term Loans is November 2, 2027. Repayment of the Term Loans is interest only through May 1, 2027. After the interest-only payment period, borrowings under the Loan Agreement are repayable in monthly payments of principal and accrued interest until the Maturity Date. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%. As of December 31, 2025, the interest rate on the Term Loans was 9.15%.

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

We have incurred operating losses and negative cash flows from operating activities since inception. As of December 31, 2025, we had an accumulated deficit of $1.2 billion. Although we have recorded product revenue related to KOMZIFTI, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of KOMZIFTI and, following regulatory approval, other products containing ziftomenib, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of collaborators or potential collaborators. In addition, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

As of December 31, 2025, we had cash, cash equivalents and short-term investments of $667.2 million. We believe that our cash, cash equivalents and short-term investments as of December 31, 2025 will be sufficient to fund our current operating plan into the fourth quarter of 2027. In addition, when combined with the anticipated $180.0 million in payments under the Kyowa License Agreement, we expect to have sufficient capital to advance our ziftomenib AML program through the first topline results from KOMET-017, anticipated in 2028. Our future capital requirements will depend on many factors, including:

•
the level of sales and market acceptance of KOMZIFTI;
•
the ability of KOMZIFTI to generate revenue;
•
the availability of coverage and adequate third-party reimbursement for KOMZIFTI;
•
the costs of product sales, medical affairs, marketing, manufacturing and distribution for KOMZIFTI;
•
the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
the costs of fully developing our sales, marketing and distribution capabilities for our approved products;
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

We are subject to all of the risks incident in the development and commercialization of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We may need substantial additional funding in connection with our continuing operations.

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

The following table provides a summary of our net cash flow activities for the years presented, in thousands:

	Years Ended December 31,
	2025	2024	Change
Net cash (used in) provided by operating activities	$(64,058)	$134,317	$(198,375)
Net cash used in investing activities	(13,098)	(101,590)	88,492
Net cash provided by financing activities	1,793	154,417	(152,624)

Operating Activities. The decrease of $198.4 million in net cash provided by operating activities for the year ended December 31, 2025 compared to 2024 was primarily due to an increase of $104.7 million in net loss adjusted for $4.7 million in accretion of discount on short-term investments, and changes in operating assets and liabilities of $101.7 million, offset by an increase of $3.3 million in non-cash share-based compensation.

Investing Activities. The decrease of $88.5 million in net cash used in investing activities for the year ended December 31, 2025 compared to 2024 was primarily due to an increase of $197.2 million in maturities of short-term investments, offset by increases of $102.5 million in purchases of short-term investments and $6.2 million in purchases of property and equipment.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2025 related to proceeds of $1.8 million from the issuance of shares of common stock under our equity plans. Net cash provided by financing activities for the year ended December 31, 2024 primarily related to net proceeds of approximately $145.8 million from the sale of shares of our common stock and pre-funded warrants to purchase shares of our common stock in our Private Placement and proceeds of $8.6 million from the issuance of shares of common stock under our equity plans.

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations and commitments as of December 31, 2025, in thousands:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases(1)	$23,967	$1,533	$7,413	$7,807	$7,214
Long-term debt(2)	10,000	—	10,000	—	—
Interest payments on long-term debt(3)	3,060	928	2,132	—	—
Total	$37,027	$2,461	$19,545	$7,807	$7,214

(1)
Future minimum lease payments under our operating leases in San Diego, California and Boston, Massachusetts.
(2)
Principal payments under our term loan facility.
(3)
Interest payments on our term loan facility. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%. As of December 31, 2025, the interest rate on the Term Loans was 9.15%. In addition, an end of term fee will be due in an amount equal to approximately $1.5 million (which is 6.05% of the maximum amount of the first tranche of loans), payable on the earliest of the maturity date, acceleration or prepayment of the Term Loans.

We lease certain office and laboratory space under non-cancelable operating leases. The leases are also subject to additional variable charges for common area maintenance, property taxes, property insurance and other variable costs. See Note 9 in the Notes to Financial Statements of this Annual Report for additional detail related to our lease obligations.

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

Excluded from the table above are milestone and contractual payment obligations pursuant to our in-license agreements that are contingent upon the achievement of certain milestones or events if the amount and timing of such obligations are unknown or uncertain, including $9.8 million of sublicense fees incurred to date. We may be required to pay up to approximately $77.0 million in milestone payments, plus additional sales royalties and sublicense fees, in the event that regulatory and commercial milestones under the in-license agreements are achieved. Our in-license agreements are cancelable by us with written notice within 180 days or less.

Under the Kyowa License Agreement, we are responsible for funding the specified development activities included in the Development Plan that are planned to be conducted prior to the end of 2028, and we will share equally (50/50) with Kyowa Kirin all development costs for all other development activities in the United States included in the Development Plan (including the costs of future trials conducted under the Development Plan in the United States). We will share equally with Kyowa Kirin in any potential profits and losses arising from the commercialization of KOMZIFTI and any other approved products containing ziftomenib in the United States for the existing Field and, if Kyowa Kirin exercises its option to expand the licensed Field, the expanded Field.

Critical Accounting Policies and Management Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements required estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in the financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue from product sales, collaborations and licenses, and clinical trial costs and accruals. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 in the Notes to Financial Statements of this Annual Report, we believe the following accounting policies are critical to the judgments and estimates used in the preparation of our financial statements.

Product Revenue, Net

We sell KOMZIFTI to specialty distributors and specialty pharmacies, our customers in the United States. Our customers subsequently resell KOMZIFTI to pharmacies, health care providers and patients. In accordance with ASC 606, we recognize net product revenues from sales when a customer obtains control of our products, which typically occurs upon delivery to the customer.

Revenues from product sales are recorded at the net sales price, or transaction price, which includes estimates of variable consideration that result from (a) invoice discounts for prompt payment and distribution service fees, (b) government rebates, chargebacks, discounts and fees, (c) product returns and (d) costs of co-pay assistance programs for patients. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves are classified as reductions to accounts receivables, net if payable to a customer or accrued liabilities if payable to a third party. Where appropriate, we utilize the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price is constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we recognize adjustments to net product revenue in the period in which changes in estimates become known.

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

In applying Topic 808 and Topic 606, we are required to make estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. At the inception of arrangements that include variable consideration, we may be required to exercise significant judgment to estimate the amount of variable consideration to include in the transaction price. In making such estimates, we generally use the most likely method for milestone payments and the expected value method for other forms of variable consideration. The amount of variable consideration that is included in the transaction price is only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in future periods. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not included in the transaction price until those approvals are received. These estimates are re-assessed each reporting period and we adjust our estimate of the overall transaction price as necessary.

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

Recently Adopted Accounting Pronouncements

See Note 2 in the Notes to Financial Statements of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the short-term investments to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. We invest our excess cash primarily in U.S. Treasury securities, money market funds and U.S. Agency bonds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our short-term investments without significantly increasing risk. Additionally, we established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. For our short-term investments, we do not believe that an increase or decrease in market rates would have a significant impact on the realized values or the statements of operations and comprehensive loss. We believe that should a 10.0% change in interest rates were to have occurred on December 31, 2025, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Any changes would only be realized if we sold the investments prior to maturity.

We are also subject to interest expense fluctuations through our Term Loans which, as of December 31, 2025, bear interest at a rate equal to the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%, and are therefore exposed to changes in interest rates through their maturity date in November 2027. For interest expense, we do not believe that an increase or decrease in the interest rate would have a significant impact on the statements of operations and comprehensive loss. We believe that should a 10.0% change in the interest rate were to have occurred on December 31, 2025, this change would not have had a material effect on interest expense as of that date.

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2025, 2024 or 2023.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our principal executive and financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2025, we began to recognize product revenue from sales of KOMZIFTI. We updated the processes that constitute our internal control over product revenue and inventory to accommodate related changes to our accounting procedures and business processes.

Except for the changes related to product revenue and inventory, there have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended December 31, 2025 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Plans

During the three months ended December 31, 2025, certain of our officers adopted, modified or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Brian Powl, Chief Commercial Officer	Termination***	December 18, 2025	X		90,116, Options net shares unsold, RSUs net shares to be received, and ESPP net shares to be purchased	December 31, 2026
Brian Powl, Chief Commercial Officer	Adoption***	December 18, 2025	X		219,434, Options net shares unsold, RSUs net shares to be received, and ESPP net shares to be purchased	December 31, 2026

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

*** Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on September 19, 2025 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors” and “Executive Officers” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services.

The information required by this item will be set forth in the section headed “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

1. Financial Statements. We have filed the following documents as part of this Annual Report:

2. Financial Statement Schedules.

There are no financial statement schedules provided because the information called for is either not required or is shown either in the financial statements or the notes thereto.

3. Exhibits

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 99.1)	1/29/2026	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Form of Warrant Agreement issued by the Registrant on November 2, 2022 to certain Lenders.		10-K (Exhibit 4.3)	2/23/2023	001-37620

4.3	Amended and Restated Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital, Inc.		10-K (Exhibit 4.4)	2/23/2023	001-37620

4.4	Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital IV, L.P.		10-K (Exhibit 4.5)	2/23/2023	001-37620

4.5	Description of Registrant’s Common Stock.		10-K (Exhibit 4.3)	2/25/2020	001-37620

4.6	Form of Pre-Funded Warrant.		8-K (Exhibit 4.1)	1/26/2024	001-37620

4.7***	Registration Rights Agreement, dated January 26, 2024, by and among the Registrant and the persons party thereto.		8-K (Exhibit 10.2)	1/26/2024	001-37620

10.1+	Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan and Forms of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.		8-K (Exhibit 99.1)	6/6/2025	001-37620

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.2+	Form of Restricted Stock Purchase Agreement and Restricted Stock Purchase Award Notice under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.		8-K (Exhibit 10.2)	3/12/2015	000-53058

10.3+	Kura Oncology, Inc. 2015 Employee Stock Purchase Plan.		8-K (Exhibit 10.3)	3/12/2015	000-53058

10.4+	Form of Indemnification Agreement by and between the Registrant and each of its directors and officers.		8-K (Exhibit 10.4)	3/12/2015	000-53058

10.5*

Patent License Agreement, effective as of December 22, 2014, by and between the Registrant and the Regents of the University of Michigan, as amended on March 3, 2015, July 22, 2015, September 29, 2016, February 1, 2017.

			10-K (Exhibit 10.8)	2/24/2021	001-37620

10.6*	Fifth Amendment to Patent License Agreement, effective as of May 24, 2017, by and between the Registrant and the Regents of the University of Michigan.		10-K (Exhibit 10.9)	2/24/2021	001-37620

10.7+	Amended and Restated Executive Employment Agreement, effective as of January 29, 2016, by and between the Registrant and Troy E. Wilson, Ph.D., J.D.		10-K (Exhibit 10.15)	3/17/2016	001-37620

10.8**	Sixth Amendment to Patent License Agreement, effective as of August 24, 2017, by and between the Registrant and the Regents of the University of Michigan.		10-K (Exhibit 10.23)	3/12/2018	001-37620

10.9+	Executive Employment Agreement, effective as of August 9, 2019, by and between the Registrant and Kathleen Ford.		10-Q (Exhibit 10.3)	11/5/2019	001-37620

10.10	Office Lease Agreement, dated March 24, 2020, by and between the Registrant and East Office Operating Limited Partnership.		10-Q (Exhibit 10.5)	5/4/2020	001-37620

10.11+	Amended and Restated Non-Employee Director Compensation Policy.	X

10.12+	Amendment to Amended and Restated Executive Employment Agreement, effective as of February 19, 2021, by and between the Registrant and Troy E. Wilson, Ph.D., J.D.		10-K (Exhibit 10.36)	2/24/2021	001-37620

10.13+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan.		10-K (Exhibit 10.22)	2/23/2023	001-37620

10.14+	Executive Employment Agreement, effective as of October 18, 2021, by and between the Registrant and Teresa Bair.		10-K (Exhibit 10.31)	2/24/2022	001-37620

10.15	Loan and Security Agreement dated as of November 2, 2022 by and between the Registrant, Hercules Capital, Inc. and other banks thereto.		8-K (Exhibit 10.2)	11/3/2022	001-37620

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

10.16+	Executive Employment Agreement, effective as of August 14, 2023, by and between the Registrant and Brian Powl.		10-Q (Exhibit 10.1)	11/2/2023	001-37620

10.17	First Amendment to Lease, dated as of August 30, 2023, by and between the Registrant and East Office Operating Limited Partnership.		10-Q (Exhibit 10.2)	11/2/2023	001-37620

10.18	First Amendment to Loan and Security Agreement, dated as of October 2, 2023, by and between the Registrant, Hercules Capital, Inc. and other banks thereto.		10-Q (Exhibit 10.3)	11/2/2023	001-37620

10.19	Sales Agreement, dated November 2, 2023, by and among the Registrant, Leerink Partners LLC and Cantor Fitzgerald & Co.		10-Q (Exhibit 10.4)	11/2/2023	001-37620

10.20+	Kura Oncology, Inc. 2023 Inducement Option Plan, as amended, and Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder.		8-K (Exhibit 99.1)	10/16/2025	001-37620

10.21+	Second Amendment to Amended and Restated Executive Employment Agreement, effective as of April 11, 2024, by and between the Registrant and Troy E. Wilson, Ph.D., J.D.		10-Q (Exhibit 10.1)	8/8/2024	001-37620

10.22*	Collaboration and License Agreement, dated November 20, 2024, by and among the Registrant Kyowa Kirin Co., Ltd. and Kyowa Kirin, Inc.		10-K (Exhibit 10.32)	2/28/2025	001-37620

10.23+	Third Amended & Restated Executive Employment Agreement, effective as of January 2, 2025, by and between the Registrant and Mollie Leoni, M.D.		10-K (Exhibit 10.34)	2/28/2025	001-37620

10.24+	Third Amended & Restated Executive Employment Agreement, effective as of January 2, 2025, by and between the Registrant and Francis Burrows, Ph.D.		10-K (Exhibit 10.35)	2/28/2025	001-37620

10.25	Lease, effective January 13, 2025, by and between the Registrant and HCP Life Science REIT, Inc.		10-K (Exhibit 10.36)	2/28/2025	001-37620

10.26	Co-Promotion and Medical Affairs Agreement, dated June 27, 2025, by and between the Registrant and Kyowa Kirin, Inc.		10-Q (Exhibit 10.4)	8/7/2025	001-37620

10.27	First Amendment to Lease, dated June 6, 2025, by and between the Registrant and HCP Life Science REIT, Inc.		10-Q (Exhibit 10.2)	8/7/2025	001-37620

10.28	Second Amendment to Loan and Security Agreement, dated as of October 25, 2025, by and among the Registrant, Hercules Capital, Inc. and other banks thereto.		10-Q (Exhibit 10.2)	11/4/2025	001-37620

19.1	Kura Oncology, Inc. Insider Trading Policy		10-K (Exhibit 19.1)	2/28/2025	001-37620

23.1	Consent of Independent Registered Public Accounting Firm.	X

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
24.1	Power of Attorney (see signature page).	X

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

97.1	Kura Oncology, Inc. Incentive Compensation Recoupment Policy.		10-K (Exhibit 97.1)	2/27/2024	001-37620

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

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

Kura Oncology, Inc.

Date: March 5, 2026	By:	/s/ Troy E. Wilson, Ph.D., J.D.
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

Name	Title	Date

/s/ Troy E. Wilson, Ph.D., J.D.	President, Chief Executive Officer and Chairman of the Board of Directors	March 5, 2026
Troy E. Wilson, Ph.D., J.D.	(Principal Executive and Financial Officer)

/s/ Thomas Doyle	Senior Vice President, Finance & Accounting	March 5, 2026
Thomas Doyle	(Principal Accounting Officer)

/s/ Helen Collins, M.D.	Director	March 5, 2026
Helen Collins, M.D.

/s/ Faheem Hasnain	Director	March 5, 2026
Faheem Hasnain

/s/ Thomas Malley	Director	March 5, 2026
Thomas Malley

/s/ Diane Parks	Director	March 5, 2026
Diane Parks

/s/ Carol Schafer	Director	March 5, 2026
Carol Schafer

/s/ Mary Szela	Director	March 5, 2026
Mary Szela

/s/ Michael Vasconcelles, M.D.	Director	March 5, 2026
Michael Vasconcelles, M.D.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Kura Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kura Oncology, Inc. (the Company) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Clinical Trial Research and Development Expenses and Accruals

Description of the Matter

During 2025, the Company incurred $251.1 million for research and development expenses and as of December 31, 2025, the Company accrued $23.3 million for clinical trial research and development expenses. As described in Note 2 of the financial statements, the Company records accruals for estimated costs of research and development activities that include contract services for clinical trials. Clinical trial activities are accrued and expensed based on estimates of the period in which services and efforts are expended by contract research organizations (“CROs”) and other third parties. Estimates are determined by reviewing cost information provided by CROs and other third-party vendors, contractual arrangements with CROs and the scope of work to be performed.

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

How We Addressed the Matter in Our Audit

To test the completeness of the Company’s accrued third-party clinical trial research and development expenses, among other procedures, we obtained supporting evidence of the research and development activities performed for significant clinical trials. We inspected supporting evidence of clinical trial and project status review between internal personnel and third-party service providers to corroborate the status of significant research and development activities. We performed inquiries with clinical project managers to corroborate the status of significant research and development activities. To test the appropriate measurement of accrued clinical trial research and development costs, we compared the costs for a sample of transactions against the related invoices and contracts, confirmed amounts incurred to-date with third-party service providers, and performed lookback analyses. We also examined a sample of subsequent payments to evaluate the completeness of the accrued third-party clinical trial research and development expenses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Diego, California

March 5, 2026

KURA ONCOLOGY, INC.

BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$149,099	$224,462
Short-term investments	518,141	502,933
Accounts receivable, net	8,804	2,060
Inventory	413	—
Prepaid expenses and other current assets	32,206	15,374
Total current assets	708,663	744,829
Property and equipment, net	7,855	1,682
Operating lease right-of-use assets	7,302	5,803
Other long-term assets	14,543	7,845
Total assets	$738,363	$760,159

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,017	$1,469
Accrued expenses and other current liabilities	61,697	48,484
Current operating lease liabilities	1,277	1,881
Current portion of long-term debt	—	2,607
Current portion of contract liabilities	48,983	24,271
Total current liabilities	116,974	78,712
Long-term debt, net of current portion	9,711	6,916
Long-term operating lease liabilities	9,469	5,190
Other long-term liabilities	3,165	1,795
Long-term contract liabilities	424,909	253,906
Total liabilities	564,228	346,519
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 87,855 and 78,229 shares issued and outstanding as of December 31, 2025 and 2024, respectively	9	8
Additional paid-in capital	1,347,190	1,308,290
Accumulated other comprehensive income	1,024	764
Accumulated deficit	(1,174,088)	(895,422)
Total stockholders’ equity	174,135	413,640
Total liabilities and stockholders’ equity	$738,363	$760,159

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Revenue
Product revenue, net	$2,132	$—	$—
Collaboration revenue	65,350	53,883	—
Total revenue	67,482	53,883	—
Operating Expenses
Cost of product sales	57	—	—
Research and development	251,074	169,967	115,235
Selling, general and administrative	119,982	77,111	50,569
Total operating expenses	371,113	247,078	165,804
Loss from operations	(303,631)	(193,195)	(165,804)
Other Income (Expense)
Interest and other income, net	26,774	22,849	14,722
Interest expense	(1,512)	(1,619)	(1,549)
Total other income, net	25,262	21,230	13,173
Loss before income taxes	(278,369)	(171,965)	(152,631)
Income tax expense	297	2,018	—
Net Loss	$(278,666)	$(173,983)	$(152,631)

Net loss per share, basic and diluted	$(3.18)	$(2.02)	$(2.08)
Weighted average number of shares used in computing net loss per share, basic and diluted	87,676	86,161	73,229

Comprehensive Loss
Net loss	$(278,666)	$(173,983)	$(152,631)
Other comprehensive income
Unrealized gain on short-term investments	260	2,035	6,761
Comprehensive loss	$(278,406)	$(171,948)	$(145,870)

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2022	68,314	$7	$997,111	$(8,032)	$(568,808)	$420,278
Issuance of common stock, net of offering costs	5,661	—	60,919	—	—	60,919
Issuance of pre-funded warrants to purchase common stock, net of offering costs	—	—	32,658	—	—	32,658
Share-based compensation expense	—	—	28,082	—	—	28,082
Issuance of common stock under equity plans	375	—	1,206	—	—	1,206
Other comprehensive income	—	—	—	6,761	—	6,761
Net loss	—	—	—	—	(152,631)	(152,631)
Balance as of December 31, 2023	74,350	7	1,119,976	(1,271)	(721,439)	397,273
Issuance of common stock, net of offering costs	1,377	—	23,087	—	—	23,087
Issuance of pre-funded warrants to purchase common stock, net of offering costs	—	—	122,726	—	—	122,726
Share-based compensation expense	—	—	33,897	—	—	33,897
Exercise of pre-funded warrants	1,420	1	—	—	—	1
Issuance of common stock under equity plans	1,082	—	8,604	—	—	8,604
Other comprehensive income	—	—	—	2,035	—	2,035
Net loss	—	—	—	—	(173,983)	(173,983)
Balance as of December 31, 2024	78,229	8	1,308,290	764	(895,422)	413,640
Share-based compensation expense	—	—	37,108	—	—	37,108
Exercise of pre-funded warrants	8,516	1	(1)	—	—	—
Issuance of common stock under equity plans	1,110	—	1,793	—	—	1,793
Other comprehensive income	—	—	—	260	—	260
Net loss	—	—	—	—	(278,666)	(278,666)
Balance as of December 31, 2025	87,855	$9	$1,347,190	$1,024	$(1,174,088)	$174,135

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2025	2024	2023
Operating Activities
Net loss	$(278,666)	$(173,983)	$(152,631)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	37,108	33,897	28,082
Amortization of premium and accretion of discounts on short-term investments, net	(8,488)	(13,141)	(9,420)
Depreciation expense	1,032	848	849
Non-cash interest expense	515	523	477
Changes in operating assets and liabilities:
Accounts receivable, net	(6,744)	(2,060)	—
Inventory	(413)	—	—
Prepaid expenses and other current assets	(15,950)	(6,850)	(1,960)
Accounts payable	4,499	(1,627)	(924)
Accrued expenses and other current liabilities	12,654	16,827	11,251
Operating lease right-of-use and other long-term assets	(6,363)	947	(685)
Other long-term liabilities	1,043	758	137
Contract liabilities	195,715	278,178	—
Net cash (used in) provided by operating activities	(64,058)	134,317	(124,824)

Investing Activities
Purchases of short-term investments	(761,588)	(659,048)	(409,824)
Maturities of short-term investments	755,128	557,930	425,549
Purchases of property and equipment	(6,638)	(472)	(168)
Net cash (used in) provided by investing activities	(13,098)	(101,590)	15,557

Financing Activities
Proceeds from issuance of stock under equity plans	1,793	8,604	1,206
Proceeds from issuances of common stock and pre-funded warrants, net of offering costs	—	145,813	93,577
Net cash provided by financing activities	1,793	154,417	94,783
Net (decrease) increase in cash and cash equivalents	(75,363)	187,144	(14,484)
Cash and cash equivalents at beginning of period	224,462	37,318	51,802
Cash and cash equivalents at end of period	$149,099	$224,462	$37,318
Supplemental disclosure of cash flow information
Interest paid	$998	$1,096	$1,064

See accompanying notes to financial statements.

KURA ONCOLOGY, INC.

Notes to Financial Statements

1. Description of Business

Kura Oncology, Inc. is biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our diversified pipeline consists of small molecules designed to target cancer signaling pathways and address significant unmet needs in oncology and hematology.

References in these Notes to Financial Statements to “Kura Oncology, Inc.,” “we,” “our” or “us,” refer to Kura Oncology, Inc.

2. Summary of Significant Accounting Policies

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, accounts payable and accrued expenses and other current liabilities have been presented as separate line items on the balance sheets. In addition, the prior period receivable from contracts with collaborators balance has been reclassified to accounts receivable, net on the balance sheets, as described in Note 8, Kyowa Kirin Collaboration and License Agreement. These reclassifications had no effect on previously reported total current assets, total current liabilities, total liabilities, stockholders’ equity, or net loss.

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

Accounts Receivable, Net

Accounts receivable, net consists of amounts due primarily from specialty distributors and specialty pharmacies, our customers in the United States, related to sales of KOMZIFTI net of distribution-related deductions, and have standard payment terms. We analyze accounts that are past due for collectability. To date, we have not experienced any credit losses with respect to the collection of our accounts receivable and have not recorded an allowance for credit losses as of December 31, 2025. We have no financial instruments with off balance sheet risk of loss.

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

Our receivable from contracts with collaborators, included within accounts receivable, net, is derived from contracts with our collaborators. We do not typically require collateral from our collaborators. We continuously monitor payments from collaborators and consider various factors including historical experience, age of the receivable balances, and other current economic conditions or other factors that may affect our collaborators’ ability to pay.

Inventory

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for all inventories. Inventory is comprised of raw materials, work-in-process and finished goods, and includes costs related to third-party contract manufacturing, packaging, freight-in and overhead. Due to the nature of our supply chain process, inventory that is owned by us is physically stored at third-party logistics providers and contract manufacturers. Raw and intermediate materials that may be used for either research and development or commercial purposes where the intended use is not yet known are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is used or otherwise allocated for research and development, it is expensed as research and development in the period that determination is made.

Our policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on our estimates of future demand. If our estimate of future demand changes, we consider the impact on the reserve for excess inventory and adjust the reserve as required. Increases in the reserve are recorded as cost of product sales. We classify our inventories based on our historical and anticipated levels of sales; any inventory in excess of its normal operating cycle is classified as long-term on our balance sheets. Our normal operating cycle is longer than 12 months. For product candidates that have not been approved by the U.S. Food and Drug Administration, or the FDA, inventory used in clinical trials is expensed at the time of production and recorded as research and development expense. For products that have been approved by the FDA, inventory used in clinical trials is expensed at the time the inventory is packaged for the clinical trial. Prior to receiving FDA approval, costs related to purchases of the API and the manufacturing of the product candidate, including pre-production design and development activities and process validation activities incurred under long-term supply arrangements, are recorded as research and development expense. Manufacturing costs incurred after approval and identified for commercial sale are capitalized into inventory.

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. For the years ended December 31, 2025, 2024 and 2023, there were no impairments of the value of long-lived assets.

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

Product Revenue, Net

We sell KOMZIFTI to specialty distributors and specialty pharmacies, our customers in the United States. Our customers subsequently resell KOMZIFTI to pharmacies, health care providers and patients. In accordance with ASC 606, we recognize net product revenues from sales when a customer obtains control of our products, which typically occurs upon delivery to the customer.

Revenues from product sales are recorded at the net sales price, or transaction price, which includes estimates of variable consideration that result from (a) invoice discounts for prompt payment and distribution service fees, (b) government rebates, chargebacks, discounts and fees, (c) product returns and (d) costs of co-pay assistance programs for patients. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves are classified as reductions to accounts receivables, net if payable to a customer or accrued liabilities if payable to a third-party. Where appropriate, we utilize the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price is constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we recognize adjustments to net product revenue in the period in which changes in estimates become known.

Chargeback: A chargeback is the difference between the manufacturer's invoice price to the wholesaler and the wholesaler’s customer's contract price. The wholesaler tracks these sales and charges back the manufacturer for the difference between the negotiated prices paid between the wholesaler's customers and wholesaler's acquisition cost. We estimate the percentage of goods sold that are eligible for chargeback and adjust the transaction price for such discount at the time of sale to the customer.

Co-payment Assistance: Patients who meet certain eligibility requirements may receive co-payment assistance. We estimate percentage of goods sold that are eligible for co-payment assistance and adjust the transaction price for co-payment assistance based on actual program participation and estimates of program redemption using data provided by third-party administrators.

Distribution Service Fees: We engage with wholesalers to distribute our products to end customers. We pay the wholesalers a fee for services such as data reporting, inventory management, chargeback administration, and service level commitment. We estimate the amount of distribution services fees to be paid to the customers and adjust the transaction price with the amount of such estimate at the time of sale to the customer.

Product Returns: We provide customers a return credit for all products returned in accordance with the applicable returned goods policy. Once the product is returned, it is destroyed. We do not record a right-of-return asset. We estimate the percentage of product returns and adjust the transaction price for such discount at the time of sale to the customer.

Rebates and Discounts: We accrue rebates and discounts for contractually agreed-upon arrangements with customers and mandated discounts under government programs such as the Medicaid Drug Rebate Program in the United States. Our estimates for expected utilization of customer rebates and discounts are based on contractual terms and data received from our customers. Our estimates for rebates under government programs are based on statutory discount rates and expected utilization, and we adjust the transaction price for such rebates and discounts at the time of sale to the customer.

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

The transaction price may comprise of payments received under our commercial arrangements, such as licensing technology rights, and may include non-refundable fees at the inception of the arrangements, cost reimbursements, milestone payments for specific achievements designated in the agreements, and royalties on the sale of products. Profit-sharing payments to our customers are generally not for a distinct good or service and, as such, are included as a reduction of the transaction price. At the inception of arrangements that include variable consideration, we may be required to exercise significant judgment to estimate the amount of variable consideration to include in the transaction price. In making such estimates, we generally use the most likely method for milestone payments and the expected value method for other forms of variable consideration. The amount of variable consideration that is included in the transaction price is only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in future periods. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not included in the transaction price until those approvals are received. At the end of each reporting period, we re-evaluate estimated variable consideration included in the transaction price and any related constraint and, as necessary, we adjust our estimate of the overall transaction price. Any adjustments are recorded on a cumulative catch-up basis, which affects revenues and earnings in the period of adjustment.

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

Cost of Product Sales

Cost of product sales consists primarily of direct and indirect costs related to the manufacture of KOMZIFTI for commercial sale, including third-party manufacturing costs, raw material and component costs, packaging services, freight, amortization of capitalized in-licensed costs, and royalties on product sales. Prior to the FDA approval of KOMZIFTI in November 2025, costs incurred for the manufacture of KOMZIFTI were recorded as research and development expenses, which resulted in zero-cost inventory. As a result, the cost of product sales related to KOMZIFTI will initially reflect a lower average per unit cost of materials, as previously expensed zero-cost inventory is utilized for commercial production and sold to customers. Our manufacturing timelines lengthen our operating cycle and delay the transition to inventory produced at commercial cost; accordingly, we expect the cost of product sales for KOMZIFTI to increase as zero-cost inventories are depleted. As of December 31, 2025, we had approximately $5.2 million in zero-cost inventory remaining and based on our current forecast, we expect zero-cost inventory, including raw materials, to be depleted in the second half of 2030.

We periodically evaluate zero-cost inventory for obsolescence. This evaluation considers the shelf life of raw materials, work in process, and finished goods as well as estimated sales trends. As of December 31, 2025, no zero-cost inventory was determined to be obsolete.

Research and Development Expenses

Research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred when these expenditures have no alternative future uses. We are obligated to make upfront payments upon execution of certain research and development agreements. Advance payments, including nonrefundable amounts, for goods or services that will be used or rendered for future research and development activities are deferred. Such amounts are recognized as expense as the related goods are delivered or the related services are performed or such time when we do not expect the goods to be delivered or services to be performed. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise, and therefore have no separate economic value, are expensed as research and development costs at the time such costs are incurred. As of December 31, 2025, we had no in-licensed technologies that have alternative future uses in research and development projects or otherwise.

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

Advertising

We expense the costs of advertising, including promotional expenses, as incurred. Subsequent to the FDA approval of our commercial product KOMZIFTI in November 2025, advertising expenses were approximately $2.8 million for the year ended December 31, 2025.

Patent Costs

We expense all costs as incurred in connection with patent applications, including direct application fees, and the legal and consulting expenses related to making such applications, and such costs are included in selling, general and administrative expenses on the statements of operations and comprehensive loss.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, which includes the shares related to outstanding pre-funded warrants, but excludes other potential common stock equivalents. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little additional consideration, and are fully vested and exercisable. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period. As we have reported net loss for the years ended December 31, 2025, 2024 and 2023, dilutive net loss per common share is the same as basic net loss per common share for those periods. Common stock equivalents outstanding are comprised of stock options, restricted stock units, or RSUs, performance-based restricted stock units, or PSUs, warrants and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Common stock equivalents outstanding as of December 31, 2025, 2024 and 2023 totaling approximately 18,180,000, 15,430,000 and 12,642,000, respectively, were excluded from the computation of dilutive weighted-average shares outstanding because their effect would be anti-dilutive.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. We operate in a single industry segment which is the discovery, development and commercialization of precision medicines for the treatment of cancer. Troy E. Wilson, Ph.D., J.D., our president and chief executive officer, who serves as the Chief Operating Decision-Maker, or CODM, reviews the operating results on an aggregate basis and manages the operations as a single operating segment in the United States.

Recent Accounting Pronouncements

Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board, or FASB, issued ASU 2023-09 – Improvements to Income Tax Disclosures (Topic 740), which improves the transparency of income tax disclosures by requiring disaggregated information about our effective tax rate reconciliation as well as information on income taxes paid. For each annual period, we will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We adopted this ASU retrospectively on December 31, 2025. The adoption did not have a material effect on our financial statements, but resulted in expanded financial statement disclosures. See Note 13, Income Taxes, for further details.

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

Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40)

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. Under this guidance, software capitalization will begin when management authorizes and commits to funding the software project and it is probable that the project will be completed and the software will be used for its intended purpose. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those periods, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2025-06.

3. Investments

We invest in available-for-sale securities consisting of U.S. Treasury securities, money market funds and U.S. Agency bonds. Available-for-sale securities are classified as either cash and cash equivalents or short-term investments on the balance sheets.

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		December 31, 2025
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	1 or less	$119,910	$—	$—	$119,910

Short-term investments
U.S. Treasury securities	2 or less	464,623	1,042	—	465,665
U.S. Agency bonds	3 or less	52,494	11	(29)	52,476
Total short-term investments		517,117	1,053	(29)	518,141
Total		$637,027	$1,053	$(29)	$638,051

		December 31, 2024
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	1 or less	$200,024	$—	$—	$200,024

Short-term investments
U.S. Treasury securities	3 or less	497,172	766	—	497,938
U.S. Agency bonds	3 or less	4,997	—	(2)	4,995
Total short-term investments		502,169	766	(2)	502,933
Total		$702,193	$766	$(2)	$702,957

Short-term investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of December 31, 2025 and 2024, short-term investments of $367.2 million and $393.1 million, respectively, had maturities less than one year, short-term investments of $135.9 million and $97.3 million, respectively, had maturities between one to two years, and short-term investments of $15.0 million and $12.5 million, respectively, had maturities between two to three years. Realized gains and losses were de minimis for the years ended December 31, 2025, 2024 and 2023.

As of December 31, 2025 and 2024, six available-for-sale securities with a fair market value of $22.5 million and two available-for-sale securities with a fair market value of $10.0 million, respectively, were in gross unrealized loss positions, none of which were in a continuous unrealized loss position for greater than 12 months. We do not intend to sell these available-for-sale securities, and it is not more likely than not that we will be required to sell these securities prior to recovery of their amortized cost basis. We have no allowance for credit losses as of December 31, 2025 and 2024. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss).

Accrued interest receivable on available-for-sale securities were $3.8 million and $3.3 million as of December 31, 2025 and 2024, respectively. We have not written off any accrued interest receivables for the years ended December 31, 2025, 2024 and 2023.

4. Fair Value Measurements

As of December 31, 2025 and 2024, we had cash equivalents and short-term investments measured at fair value on a recurring basis.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$119,910	$119,910	$—	$—

Short-term investments
U.S. Treasury securities	465,665	465,665	—	—
U.S. Agency bonds	52,476	—	52,476	—
Total short-term investments	518,141	465,665	52,476	—
Total	$638,051	$585,575	$52,476	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$200,024	$200,024	$—	$—

Short-term investments
U.S. Treasury securities	497,938	497,938	—	—
U.S. Agency bonds	4,995	—	4,995	—
Total short-term investments	502,933	497,938	4,995	—
Total	$702,957	$697,962	$4,995	$—

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

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	December 31,
	2025	2024
Leasehold improvements	$6,919	$1,743
Laboratory and computer equipment	1,958	2,004
Furniture and fixtures	1,878	1,210
Property and equipment, gross	10,755	4,957
Less: accumulated depreciation	(2,900)	(3,275)
Property and equipment, net	$7,855	$1,682

Depreciation expense was $1.0 million, $0.8 million and $0.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Accrued expenses and other current liabilities consisted of the following, in thousands:

	December 31,
	2025	2024
Product revenue allowances	$377	$—
Accrued clinical trial research and development expenses	23,276	14,267
Accrued other research and development expenses	12,041	11,938
Accrued compensation and benefits	22,372	17,508
Other accrued expenses	3,392	2,710
Income taxes payable	239	2,061
Total accrued expenses and other current liabilities	$61,697	$48,484

6. Long-Term Debt

In November 2022, we entered into a loan and security agreement with several banks and other financial institutions or entities party thereto, or collectively the Lenders, and Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, which was amended in October 2023 and October 2025, or the Loan Agreement, providing for up to $125.0 million in a series of term loans, or Term Loans. Under the terms of the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million tranche of Term Loans. The remaining tranches of Term Loans expired without us drawing down such additional loans. The Term Loans have a maturity date of November 2, 2027, or the Maturity Date. Repayment of the Term Loans is interest only through May 1, 2027. After the interest-only payment period, borrowings under the Loan Agreement are repayable in monthly payments of principal and accrued interest until the Maturity Date. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%. As of December 31, 2025, the interest rate on the Term Loans was 9.15%.

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

The Loan Agreement also contains a minimum cash covenant, which commenced on June 1, 2024, requiring us to hold cash in the United States and subject to a first-priority perfected security interest in favor of the Lenders in an amount greater than or equal to 35.0% of the outstanding loan obligations, provided that such cash covenant will not apply at any time our market capitalization is equal to or greater than $1,250.0 million. Additionally, the Loan Agreement contains minimum cash requirements in the event of (i) any Corporate Collaborations (as defined in the Loan Agreement) or (ii) any cash payment in respect of permitted convertible debt subject to the satisfaction of the Redemption Conditions (as defined in the Loan Agreement).

In addition, the Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, and dividends and other distributions, subject to certain exceptions. The Loan Agreement also contains events of default that are customary for financings of this type relating to, among other things, payment defaults, breach of covenants, material adverse effects, breach of representations and warranties, cross-default to material indebtedness, bankruptcy-related defaults, judgment defaults, breach of the financial covenants described above, and the occurrence of certain change of control events. Following an event of default and any applicable cure period, a default interest rate equal to the then-applicable interest rate plus 5.0% may be applied to the outstanding principal balance, and the Lenders will have the right upon notice to terminate any undrawn commitments and may accelerate all amounts outstanding under the Loan Agreement, in addition to other remedies available to them as our secured creditors. We were in compliance with all covenants of the Loan Agreement as of December 31, 2025.

In addition, in connection with the entry into the Loan Agreement, we issued warrants to certain of the Lenders, or collectively, the Warrants, to purchase up to 26,078 shares of our common stock at an exercise price of $14.38 per share, or the Warrant Shares. The Warrants may be exercised through the earlier of (i) the seventh anniversary of November 2, 2022 and (ii) the consummation of certain acquisition transactions involving us, as set forth in the Warrants. The number of Warrant Shares for which the Warrants are exercisable and the associated exercise price are subject to certain customary proportional adjustments for fundamental events, including stock splits and reverse stock splits, as set forth in the Warrants. The initial tranche 1 borrowing of $10.0 million and the warrants issued upon closing to purchase 26,078 shares of our common stock are accounted for as freestanding debt and equity financial instruments, respectively, as they are legally detachable and separately exercisable. In connection with the Loan Agreement, we recognized the initial issued Warrants to purchase 26,078 shares of our common stock at their relative fair value of approximately $0.3 million, and we incurred debt issuance costs of $0.6 million, which were recorded as debt discounts. The fair value of the Warrants, debt issuance costs and end of term fee are being amortized and accreted into interest expense using the effective interest rate method over the term of the loan. As of December 31, 2025, none of the Warrants had been exercised.

As of December 31, 2025, the long-term debt, net balance of approximately $9.7 million represents $10.0 million principal obligation under the term loan facility, which matures in 2027, net of $0.3 million of unamortized discounts.

7. License Agreements

The University of Michigan License Agreement

In December 2014, we entered into a license agreement with the Regents of the University of Michigan, or the University of Michigan, which was most recently amended in August 2017, under which we received certain license rights in exchange for a non-refundable upfront license fee, annual maintenance fees and payments upon achievement of certain development and sales-based milestones. The licensed asset consists of several compounds, including ziftomenib. As between us and the University of Michigan, all future development, regulatory and commercial work on the asset will be completed fully and at our sole expense. The University of Michigan retains the right to use certain licensed compounds for non-commercial research, internal and/or educational purposes, with the right to grant the same limited rights to other non-profit research institutions.

The agreement will terminate upon the last-to-expire patent rights, or may be terminated by us at any time with 90 days written notice of termination or terminated by the University of Michigan upon a bankruptcy by us, payment failure by us that is not cured within 30 days or a material breach of the agreement by us that is not cured within 60 days.

Payments under License Agreements

Collectively, our license agreements provide for specified development, regulatory and sales-based milestone payments up to a total of $80.2 million payable upon occurrence of each stated event, of which $0.5 million relates to the initiation of certain development activities, $28.9 million relates to the achievement of specified regulatory approvals for the first indication and up to $50.8 million relates to the achievement of specified levels of product sales. Additional payments will be due for each subsequent indication if specified regulatory approvals are achieved. Furthermore, if all the programs are successfully commercialized, we will be required to pay sublicense fees and tiered royalties on annual net product sales ranging from the low single digits to the low teens, depending on the volume of sales and the respective agreement. For the year ended December 31, 2025, we incurred sublicense fees of $5.0 million. As of December 31, 2025, we have paid milestone payments totaling $1.4 million and incurred sublicense fees totaling $9.8 million. For the year ended December 31, 2025, we incurred royalties of approximately $0.1 million related to the product sales of KOMZIFTI.

8. Kyowa Kirin Collaboration and License Agreement

On November 20, 2024, we and Kyowa Kirin Co., Ltd. and Kyowa Kirin, Inc., or together Kyowa Kirin, entered into a collaboration and license agreement, or the Kyowa License Agreement, to develop and commercialize globally our product candidate, ziftomenib, a potent, selective oral menin inhibitor, for the treatment, diagnosis and prevention of acute myeloid leukemia, or AML, and other hematologic malignancies, and if Kyowa Kirin exercises the Field Expansion Option (as defined below), the treatment, diagnosis and prevention of all cancers, or collectively the Field. We concluded that there were four distinct performance obligations under the Kyowa License Agreement: the Rest-of-World License, Development Services related to monotherapy, Development Services for combination therapies and Commercialization Services. Each of the four distinct performance obligations is defined below.

Development Services (inclusive of both monotherapy and combination therapies): We have the right and responsibility to lead development, manufacturing, and regulatory activities for ziftomenib in the United States under the oversight of a joint steering committee and applicable subcommittees. In accordance with the development plan and budget mutually agreed upon with Kyowa Kirin, or Development Plan, we are conducting multiple clinical trials of ziftomenib, as a monotherapy and in combination with other therapies, in AML and other hematologic malignancies to support regulatory approvals of ziftomenib in the United States. We and Kyowa Kirin will continue to conduct the activities required by the Development Plan as allocated to us by such plan. We are responsible for funding the specified development activities set forth in the initial Development Plan that are planned to be conducted prior to the end of 2028, and we will share with Kyowa Kirin equally (50/50) all development costs for all other development activities in the United States that are included in the Development Plan, including clinical trials and post-marketing commitments that are reasonably necessary for obtaining or maintaining regulatory approval of ziftomenib in the United States, or Development Services. In addition, we may conduct certain specified development and manufacturing activities outside the scope of the Development Plan at our sole cost and expense.

Commercialization Services: We and Kyowa Kirin share rights and responsibilities to commercialize KOMZIFTI in the United States in accordance with a co-created U.S. territory commercialization plan and budget, or Commercialization Services. We book sales of KOMZIFTI and the parties will share equally all profits or losses from, the commercialization of KOMZIFTI in the United States. In June 2025, we entered into a co-promotion and medical affairs agreement with Kyowa Kirin, Inc., or the Kyowa Co-Promotion Agreement, to co-promote and perform medical affairs activities with respect to KOMZIFTI for the treatment of patients with AML and other hematologic malignancies in the United States, and solely if Kyowa Kirin exercises its field expansion option under the Kyowa License Agreement, all approved indications for ziftomenib in the United States that are licensed under the Kyowa License Agreement. The Kyowa Co-Promotion Agreement was determined to be a separate contract from the Kyowa License Agreement for purposes of revenue recognition and reporting.

We are responsible for the global manufacture and supply of ziftomenib necessary for the development and commercialization activities described above, pursuant to the terms of a clinical supply agreement entered into with Kyowa Kirin Co., Ltd. effective as of March 31, 2025, or the Kyowa Clinical Supply Agreement, which was determined to be a separate contract from the Kyowa License Agreement for purposes of revenue recognition and reporting. Kyowa Kirin has the right to request that we conduct a manufacturing technology transfer and to take over the responsibility for the manufacture of commercial supply of ziftomenib outside the United States.

Rest-of-World License: Kyowa Kirin has the right and responsibility to lead commercial strategy and to commercialize and book sales of ziftomenib outside of the United States and is solely responsible for the conduct and funding of such activities that are specific to the exploitation of ziftomenib outside of the United States. Following regulatory approval, Kyowa Kirin will be solely responsible for the conduct and funding of commercialization of ziftomenib outside of the United States (including recording sales). Kyowa Kirin is required to use commercially reasonable efforts to conduct the development of ziftomenib outside the United States in accordance with an ex-U.S. territory development plan, including to conduct such development with the objective to achieve the development milestone events outside the United States that entitle us to receive corresponding development milestone payments, and to commercialize ziftomenib in each country outside of the United States where it has received regulatory approval. Development and commercialization activities outside of the United States will also be under the oversight of the joint steering committee and applicable subcommittees.

We granted Kyowa Kirin an exclusive license to enable or allow Kyowa Kirin to develop, manufacture, and commercialize ziftomenib within the Field outside of the United States, or the ROW License. We also granted Kyowa Kirin rights to fulfill their responsibilities related to the Development Services and Commercialization Services as part of the joint development and commercialization of ziftomenib in the United States. In addition, Kyowa Kirin has an option to expand the licensed Field, or Field Expansion Option, to include the development and commercialization of ziftomenib in gastrointestinal stromal tumors, or GIST, and other solid tumor indications, which option can be exercised within a specified time period after receipt of clinical data from the planned proof-of-concept study evaluating ziftomenib and imatinib in patients with advanced GIST who are not successfully treated with imatinib. After Kyowa Kirin’s exercise of the Field Expansion Option, the Field would include the treatment, diagnosis and prevention of all cancers, including GIST and other solid tumors.

In exchange for the ROW License and Kyowa Kirin’s rights to participate in the development and commercialization activities described above, we received an upfront payment of $330.0 million. We are eligible to receive, if Kyowa Kirin exercises the Field Expansion Option, up to an aggregate of $1.161 billion in development, regulatory, commercial milestone and additional upfront payments for the existing Field and the expanded Field, totaling up to $1.491 billion in upfront and milestone payments in the aggregate. We are also eligible to receive tiered double-digit royalties on sales of ziftomenib outside of the United States on a country-by-country basis until the latest of expiration of the last-to-expire valid claim of our patent rights licensed to Kyowa Kirin in such country, expiration of the last-to-expire regulatory exclusivity in such country and ten years after first commercial sale in such country, or the Royalty Term.

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

We evaluated each of the required promised goods and services and determined the Kyowa License Agreement contains multiple units of account comprised of the ROW License, Development Services related to monotherapy and in combination with other therapies, and Commercialization Services. The ROW License is a unit of account under the scope of Topic 606 as it is reflective of a typical vendor-customer relationship, while the Development Services and Commercialization Services are under the scope of Topic 808 due to the joint participation in the services being performed and these services not being reflective of a typical vendor-customer relationship. However, we determined that Topic 606 was the most appropriate accounting model to apply by analogy to the recognition and measurement of these units of account.

As of December 31, 2025, we determined the transaction price to be $592.6 million, comprised of the $330.0 million upfront fixed payment, $240.0 million in unconstrained milestones and $22.6 million of profit and loss sharing payments received or expected to be received. All other variable consideration related to milestones have been fully constrained due to development, regulatory, or other factors that caused us to determine that it was not probable that a significant reversal of revenue would not occur as of December 31, 2025. We will recognize any royalties or sales-based milestones related to the ROW License granted to Kyowa Kirin when the associated sales occur, and relevant sales-based thresholds are met. As of December 31, 2025, no royalties or sales-based milestones have been recognized.

We allocated the transaction price to each performance obligation based on their relative stand-alone selling price. Variable consideration that relates specifically to our efforts to satisfy specific performance obligations, such as certain milestones, is allocated entirely to those performance obligations. Other components of variable consideration that do not relate specifically to our efforts to satisfy specific performance obligations are allocated based on the relative stand-alone selling price. We are entitled to cost-sharing reimbursements from Kyowa Kirin for certain development and commercialization activities we perform and determined that such reimbursements are specifically related to our efforts to satisfy the respective performance obligations while satisfying the overall allocation objective required by Topic 606.

As of December 31, 2025, the remaining unrecognized consideration allocated to the Development Services for monotherapy was $34.3 million, to the Development Services in combination with other therapies was $167.0 million, and to the Commercialization Services was $272.6 million.

The Development Services and Commercialization Services include variable consideration at inception, which requires us to exercise significant judgment to estimate the amount of variable consideration to include in the transaction price. In making such estimates, we generally use the most likely method for milestone payments and the expected value method for other forms of variable consideration. The amount of variable consideration that is included in the transaction price is only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in future periods. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not included in the transaction price until those approvals are received. At the end of each reporting period, we re-evaluate estimated variable consideration included in the transaction price and any related constraint and, as necessary, we adjust our estimate of the overall transaction price. Any adjustments are recorded on a cumulative catch-up basis, which affects revenues and earnings in the period of adjustment. As of December 31, 2025, based on management’s re-evaluation of estimated variable consideration under the expected value method, including consideration of the FDA’s approval of KOMZIFTI in November 2025 and forecasted profit and loss sharing related to our Commercialization Services, $250.0 million of consideration allocated to Commercialization Services and $22.6 million of profit and loss sharing payments received or expected to be received from Kyowa Kirin were constrained, and included in long-term contract liabilities on the balance sheets.

For the years ended December 31, 2025 and 2024, we recognized $20.4 million and $49.8 million, respectively, of revenue allocated to the ROW License at a point in time. The allocated consideration related to the Development Services performance obligations is being recognized over time using a cost-to-cost measure of progress. We estimated the total cost expected to perform the required activities and measured the progress towards completion of each of these obligations at the reporting period. For the years ended December 31, 2025 and 2024, we recognized $28.0 million and $0.5 million of revenue from Development Services for monotherapy, respectively. For the years ended December 31, 2025 and 2024, we recognized $19.3 million and $0.8 million of revenue from Development Services in combination with other therapies, respectively. For the year ended December 31, 2025, we also recognized $0.5 million of revenue pursuant to services performed under the Kyowa Clinical Supply Agreement.

As of December 31, 2025, the contract liability amount of $473.9 million represents the aggregate transaction price allocated to performance obligations that are unsatisfied under the Kyowa License Agreement or constrained based on our assessments under the expected value method, $49.0 million was classified as current contract liabilities, which represents the portion of the Development Services expected to be provided over the next year, and the remaining contract liability balance of $424.9 million was classified as long-term contract liabilities. As of December 31, 2024, the contract liability amount of $278.2 million represented the aggregate transaction price allocated to performance obligations that are unsatisfied under the Kyowa License Agreement, of which $24.3 million was classified as current contract liabilities, and $253.9 million was classified as long-term contract liabilities. As of December 31, 2025 and 2024, $6.4 million and $2.1 million of receivables from contracts with collaborators for profit and loss sharing with Kyowa Kirin, was included within accounts receivable, net on the balance sheets, respectively.

9. Commitments and Contingencies

Operating Leases

We currently have two operating leases for administrative and research and development office and lab space in San Diego, California and Boston, Massachusetts that expire between July 2031 and May 2033. Under the terms of the operating leases, as each may be amended from time to time, we are required to pay our proportionate share of property taxes, insurance and normal maintenance costs. Both of our leases include renewal options for an additional five years, which were not included in the determination of the ROU asset or lease liability as the renewal was not reasonably certain at the inception of the lease. Our Boston lease provided for $1.4 million in reimbursements for allowable tenant improvements and rent credits, which effectively reduced the total lease payments owed. Our San Diego research and development, lab, and principal executive office space lease entered into in January 2025 and amended in June 2025 provides (i) $2.4 million in rent credits, and (ii) a $6.2 million tenant improvement allowance expected to be received in the first half of 2026. The leases are also subject to additional variable charges for common area maintenance, property taxes, property insurance and other variable costs. Variable charges were not included in the measurement of our operating lease ROU assets.

Maturities of our lease liabilities as of December 31, 2025 are as follows, in thousands:

Years Ending December 31,
2026	$1,533
2027	3,658
2028	3,755
2029	3,853
2030	3,954
Thereafter	7,214
Total lease payments	23,967
Less: imputed interest	(8,368)
Less: tenant improvement allowance reimbursements yet to be received	(4,853)
Total operating lease liabilities	$10,746

As of December 31, 2025 and 2024, the weighted-average discount rate was 12.3% and 11.4%, respectively, and the weighted-average remaining lease term was 6.4 years and 5.9 years, respectively.

Total cash paid for amounts included in the measurement of operating lease liabilities, net of tenant improvement reimbursements, was $0.9 million, $1.5 million and $2.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Operating lease ROU assets obtained in exchange for operating lease liabilities were $2.7 million and $4.7 million for the years ended December 31, 2025 and 2023, respectively. There were no operating lease ROU assets obtained in exchange for operating liabilities for the years ended December 31, 2024.

Total operating lease expense and rent expense for the years ended December 31, 2025, 2024 and 2023 was approximately $3.1 million, $1.9 million and $2.0 million, respectively.

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

10. Stockholders’ Equity

In January 2024, we completed a private placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share), or the Private Placement. Net proceeds from the Private Placement, after deducting expenses, were approximately $145.8 million. The common stock and pre-funded warrants met the accounting standards guidance for equity classification, and proceeds were allocated between common stock and pre-funded warrants based on their relative fair value. As of December 31, 2025, pre-funded warrants to purchase 6,902,036 of such shares of common stock from the Private Placement had been exercised and 416,850 remained outstanding.

In November 2023, we entered into a Sales Agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

In June 2023, we completed a public offering in which we sold an aggregate of 5,660,871 shares of common stock at a price of $11.50 per share as well as pre-funded warrants to purchase 3,034,782 shares of our common stock at a price of $11.4999 per pre-funded warrant (representing the $11.50 per share purchase price less the exercise price of $0.0001 per warrant share). Net proceeds from the public offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $93.6 million. As of December 31, 2025, none of the pre-funded warrants from the public offering remained outstanding.

In November 2022, in connection with the Loan Agreement, we issued warrants to certain of the Lenders to purchase up to 26,078 shares of our common stock at an exercise price of $14.38 per share, which remained outstanding as of December 31, 2025.

In connection with a loan and security agreement with Oxford Finance LLC and Silicon Valley Bank in 2016, we issued a warrant to Oxford Finance LLC to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share, which remained outstanding as of December 31, 2025. In February 2026, Oxford Finance LLC exercised its warrant to purchase 33,988 shares of common stock in a cashless exercise resulting in the issuance of 20,318 shares of our common stock.

11. Share-Based Compensation

Equity Incentive Plan

In March 2015, our board of directors adopted our Amended and Restated 2014 Equity Incentive Plan, which was most recently amended in June 2025, or 2014 Plan, to, among other things, increase the shares available for future grant by 4,750,000 shares. The 2014 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, performance-based stock awards and other forms of equity compensation to our employees, consultants and members of our board of directors. We issue shares of common stock upon the exercise of options and vesting of restricted stock unit awards and performance-based restricted stock unit awards with the source of those shares of common stock being newly issued shares. As of December 31, 2025, 34,577,686 shares of common stock were reserved for issuance and 8,373,981 shares of common stock were available for grant under the 2014 Plan.

Inducement Option Plan

In December 2023, our board of directors adopted the 2023 Inducement Option Plan, which was most recently amended in October 2025, or Inducement Plan, to increase the shares available for future grant by 750,000 shares. The terms and conditions of the Inducement Plan are substantially similar to our 2014 Plan. As of December 31, 2025, 3,250,000 shares of common stock were reserved for issuance and 869,550 shares of common stock were available for grant under the Inducement Plan.

Employee Stock Purchase Plan

In March 2015, our board of directors adopted the 2015 Employee Stock Purchase Plan, or ESPP. The ESPP permits eligible employees to purchase our common stock at a discount through payroll deductions during defined six-month offering periods. Eligible employees may elect to withhold up to 15% of their base earnings to purchase shares of our common stock at a price equal to 85% of the fair market value on the first day of the offering period or the last trading day prior to the purchase date, whichever is lower. As of December 31, 2025, we had issued 576,728 shares of common stock, and 327,697 shares of common stock were reserved for future issuance under the ESPP. Share-based compensation expense related to the ESPP for the years ended December 31, 2025, 2024 and 2023 was $0.7 million, $0.5 million and $0.3 million, respectively.

Stock Options, Restricted Stock Unit Awards and Performance-Based Restricted Stock Unit Awards

Stock Options

The exercise price of all stock options granted was equal to the fair market value of such stock on the date of grant. Stock options generally vest over a four-year period. The maximum contractual term for all stock options is ten years. The following is a summary of stock option activity for the year ended December 31, 2025, in thousands (except per share and years data):

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	12,903	$16.76
Granted	4,584	$7.72
Exercised	(90)	$5.84
Canceled	(1,608)	$15.34
Outstanding as of December 31, 2025	15,789	$14.35	6.8	$12,481
Vested and expected to vest as of December 31, 2025	15,789	$14.35	6.8	$12,481
Exercisable as of December 31, 2025	9,533	$16.83	5.5	$1,396

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock as of December 31, 2025 of $10.39 per share and the exercise price of stock options that had strike prices below the closing price.

The following summarizes certain information regarding stock options, in thousands (except per share data):

	Years Ended December 31,
	2025	2024	2023
Cash received from options exercised	$527	$7,655	$534
Intrinsic value of options exercised	$354	$4,722	$280
Weighted-average grant date fair value per share	$4.69	$10.05	$6.99

As of December 31, 2025, unrecognized estimated compensation expense related to stock options was $36.6 million, which is expected to be recognized over the weighted-average remaining requisite service period of approximately 2.6 years.

Restricted Stock Unit Awards

RSUs are share awards that, upon vesting, will deliver to the holder shares of our common stock. The RSUs generally vest annually over four years.

The following is a summary of RSU activity for the year ended December 31, 2025, in thousands (except per share and years data):

	Number of RSUs	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining Vesting Period (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,126	$14.69
Granted	1,014	$8.79
Released	(401)	$14.91
Canceled	(277)	$11.74
Outstanding as of December 31, 2025	1,462	$11.10	1.2	$15,189

As of December 31, 2025, unrecognized estimated compensation expense related to RSUs was $11.0 million, which is expected to be recognized over the weighted-average remaining requisite service period of approximately 2.4 years.

Performance-Based Restricted Stock Unit Awards

PSUs are share awards that, upon vesting, will deliver to the holder shares of our common stock. The PSUs generally vest in six equal tranches upon the achievement of certain milestones and service conditions.

The following is a summary of PSU activity for the year ended December 31, 2025, in thousands (except per share and years data):

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	1,313	$13.32
Granted	222	$9.12
Released	(388)	$12.63
Canceled	(323)	$13.32
Outstanding as of December 31, 2025	824	$12.52

As of December 31, 2025, unrecognized estimated compensation expense related to the vested PSUs was $1.3 million, which is expected to be recognized over the weighted-average remaining requisite service period of approximately 0.8 years. As of December 31, 2025, the vesting of PSUs covering 436,667 shares of common stock were determined to not be probable and have not been included in share-based compensation expense or unrecognized estimated compensation expense.

Share-Based Compensation Expense

Total share-based compensation expense included on the statements of operations and comprehensive loss was comprised of the following, in thousands:

	Years Ended December 31,
	2025	2024	2023
Research and development	$12,587	$14,620	$12,660
Selling, general and administrative	24,521	19,277	15,422
Total share-based compensation expense	$37,108	$33,897	$28,082

We estimated the fair value of stock options and ESPP stock purchase rights using the Black-Scholes model based on the date of grant with the following assumptions:

	Options			ESPP
	Years Ended December 31,			Years Ended December 31,
	2025	2024	2023	2025	2024	2023
Expected term (in years)	5.75 — 7.01	5.60 — 6.83	5.48 — 6.05	0.50	0.50	0.50
Expected volatility	62.8% — 65.6%	60.0% — 63.9%	59.9% — 66.9%	60.7% — 85.3%	40.0% — 74.4%	51.0% — 52.7%
Risk-free interest rate	3.8% — 4.4%	3.5% — 4.6%	3.5% — 4.7%	3.8% — 4.3%	4.4% — 5.4%	5.4%
Expected dividend yield	—	—	—	—	—	—

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

12. Employee Benefit Plan

We have a defined contribution 401(k) plan for all employees. Under the terms of the plan, employees may make voluntary contributions as a percentage or defined amount of compensation. For the year ended December 31, 2025, we provided a matching contribution of up to 5% of eligible employees' compensation, subject to plan terms and limitations. For the years ended December 31, 2024 and 2023, we provided a safe harbor contribution of 5% and 4%, respectively, of the employee’s compensation, not to exceed eligible limits. For the years ended December 31, 2025, 2024, and 2023, we incurred approximately $2.9 million, $1.9 million, and $1.5 million, respectively, in expenses related to the 401(k) contribution.

13. Income Taxes

For financial reporting purposes, income before income taxes includes the following components for the years presented, in thousands:

	Years Ended December 31,
	2025	2024	2023
Federal	$(278,369)	$(171,965)	$(152,631)
Foreign	—	—	—
Loss before income taxes	$(278,369)	$(171,965)	$(152,631)

For the year ended December 31, 2025, we recorded no current federal tax provision, and state tax provisions of $0.3 million. For the year ended December 31, 2024, we recorded a current federal and state tax provision of $1.8 million and $0.3 million, respectively. For the year ended December 31, 2023, we did not record a provision for income taxes due to a loss and a full valuation against our deferred taxes.

Pursuant to the disclosure requirements of ASU 2023-09, our effective income tax rate differs from the statutory federal rate of 21% for the years ended December 31, 2025, 2024, and 2023 due to the following, in thousands:

	Years Ended December 31,
	2025		2024		2023
Income taxes at statutory federal rate	$(58,466)	21.0%	$(36,102)	21.0%	$(32,053)	21.0%
State income taxes, net of federal benefit(1)	264	(0.1)	287	(0.2)	—	—
Tax credits
Research and development credits	(2,795)	1.0	(2,468)	1.5	(2,390)	1.5
Orphan drug credits	(29,260)	10.5	(17,716)	10.3	(9,696)	6.4
Change in valuation allowance	75,851	(27.2)	50,647	(29.5)	37,564	(24.6)
Changes in unrecognized tax benefits	8,507	(3.1)	4,463	(2.6)	2,744	(1.8)
Nontaxable or nondeductible items
Share-based compensation	6,389	(2.3)	3,425	(2.0)	4,182	(2.8)
Other	116	—	67	—	58	—
Other	(309)	0.1	(585)	0.3	(409)	0.3
Total	$297	(0.1)%	$2,018	(1.2)%	$—	—

(1)
In 2023 state taxes in California made up the majority (greater than 50%) of the tax effect in this category. In 2024 state taxes in Massachusetts made up the majority of the tax effect in this category. In 2025 state taxes in Florida and Pennsylvania made up the majority of the tax effect in this category.

Significant components of our deferred tax assets and liabilities are shown below, in thousands:

	December 31,
	2025	2024
Deferred tax assets
Contract liabilities	$113,953	$66,821
Net operating loss carryforwards	111,461	97,605
Research and development tax credit carryforwards	67,259	41,831
Section 174 capitalization	46,790	59,497
Other	10,486	283
Share-based compensation	10,118	9,073
Accruals	4,987	3,707
Operating lease liabilities	2,584	1,699
Total deferred tax assets	367,638	280,516
Deferred tax liabilities
Right-of-use assets	(1,756)	(1,394)
Other comprehensive income	(247)	(184)
Other	(1,745)	(79)
Total deferred tax liabilities	(3,748)	(1,657)
Less: valuation allowance	(363,890)	(278,859)
Net deferred tax assets	$—	$—

As of December 31, 2025, we had federal net operating loss, or NOL, carryforwards of $310.5 million, that can be carried forward indefinitely. As of December 31, 2025, we had state loss carryforwards of $667.6 million, which will begin to expire in 2034, unless previously utilized. We also have federal and state research and development credit carryforwards of $82.1 million and $12.0 million, respectively. The federal research and development credits will begin to expire in 2040, unless previously utilized. Of the state research and development credits, $3.9 million will carryforward indefinitely and approximately $8.0 million will begin to expire in 2030, unless previously utilized.

We file tax returns as prescribed by the tax laws of the jurisdictions in which we operate. Our tax years since inception are subject to examination by the federal and state jurisdictions due to the carryforward of unutilized net operating losses and research and development credits. We have not been, nor are we currently, under examination by the federal or any state tax authority.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Based on the weight of the evidence, including our limited existence and losses since inception, management has determined that it is more likely than not that the deferred tax assets will not be realized and therefore has recorded a full valuation allowance against the deferred taxes. The valuation allowance increased by $85.0 million from December 31, 2024.

Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or IRC, annual use of our NOL or research and development credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We completed a study to assess whether an ownership change, as defined by IRC Section 382, has occurred from our formation through December 31, 2025. We determined that an ownership change occurred in 2015, but concluded the annual utilization limitation would be sufficient to utilize our pre-ownership change NOLs and research and development credits prior to expiration. Therefore we do not expect any material limitations to the utilization of NOL’s or research and development credits. Future ownership changes may limit our ability to utilize remaining tax attributes. Any carryforwards that will expire prior to utilization as a result of such additional limitations will be removed from deferred tax assets, with a corresponding reduction of the valuation allowance.

In accordance with authoritative guidance, the impact of an uncertain income tax position is recognized at the largest amount that is “more likely than not” to be sustained upon audit by the relevant taxing authority. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The following table summarizes the activity related to our unrecognized tax benefits, in thousands:

	December 31,
	2025	2024	2023
Gross unrecognized tax benefits at the beginning of the year	$15,447	$10,114	$6,485
Increases related to prior year tax positions	—	67	82
Increases from tax positions taken in the current year	10,274	5,266	3,547
Gross unrecognized tax benefits at the end of the year	$25,721	$15,447	$10,114

Our practice is to recognize interest and penalties related to income tax matters in income tax expense. There was no accrued interest or penalties included on the balance sheets as of December 31, 2025, 2024, or 2023, and we have not recognized interest and penalties on the statements of operations and comprehensive loss for the years ended December 31, 2025, 2024 or 2023.

We do not expect that there will be a significant change in the unrecognized tax benefits over the next 12 months. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

Income taxes paid (net of refunds) were immaterial in 2023 and 2024. In 2025, Income taxes paid (net of refunds) exceeded 5% of total income taxes paid (net of refunds) in the following jurisdictions, in thousands:

Year Ended December 31,
2025
Federal	$1,800
State
Pennsylvania	180
Illinois	206
Other	122
Total	$2,308

14. Segment Reporting

Our CODM manages our operations on an integrated basis for the purpose of allocating resources. When evaluating our financial performance, the CODM regularly reviews total revenues, total expenses, and research and development expenses by project and the CODM makes decisions using this information.

The table below is a summary of the segment profit or loss, including significant expenses, in thousands:

	Years Ended December 31,
	2025	2024	2023
Revenue
Product revenue, net	$2,132	$—	$—
Collaboration revenue	65,350	53,883	—
Total revenue	67,482	53,883	—
Less:
Cost of product sales	57	—	—
Ziftomenib-related costs	142,579	79,338	35,933
Darlifarnib-related costs	26,714	18,829	10,629
Tipifarnib-related costs	3,490	4,770	12,190
Discovery stage program-related costs	7,230	6,621	5,399
Research and development personnel costs and other expenses	58,474	45,789	38,424
Share-based compensation expense	37,108	33,897	28,082
Other segment expenses(1)	95,461	57,834	35,147
Total operating expenses	371,113	247,078	165,804
Other income (expenses)
Interest and other income, net	26,774	22,849	14,722
Interest expense	(1,512)	(1,619)	(1,549)
Income tax expense	(297)	(2,018)	—
Segment and net loss	$(278,666)	$(173,983)	$(152,631)

(1)
Other segment expenses are comprised of selling, general and administrative expenses, excluding share-based compensation expense, which is shown separately.