Form 10-Q
period 2026-03-31
Kura Oncology, Inc.
filed 2026-05-12
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of the close of business on May 8, 2026, the registrant had 88,774,365 shares of Common Stock, $0.0001 par value, outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$39,083	$149,099
Short-term investments	541,740	518,141
Accounts receivable, net	9,348	8,804
Inventory	843	413
Prepaid expenses and other current assets	32,768	32,206
Total current assets	623,782	708,663
Property and equipment, net	7,613	7,855
Operating lease right-of-use assets	7,166	7,302
Other long-term assets	13,990	14,543
Total assets	$652,551	$738,363

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,043	$5,017
Accrued expenses and other current liabilities	45,466	61,697
Current operating lease liabilities	1,283	1,277
Current portion of contract liabilities	47,704	48,983
Total current liabilities	101,496	116,974
Long-term debt, net	9,749	9,711
Long-term operating lease liabilities	13,241	9,469
Other long-term liabilities	3,437	3,165
Long-term contract liabilities	416,745	424,909
Total liabilities	544,668	564,228
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 88,763 and 87,855 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	9	9
Additional paid-in capital	1,355,675	1,347,190
Accumulated other comprehensive income (loss)	(380)	1,024
Accumulated deficit	(1,247,421)	(1,174,088)
Total stockholders’ equity	107,883	174,135
Total liabilities and stockholders’ equity	$652,551	$738,363

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
Product revenue, net	$5,766	$—
Collaboration revenue	12,499	14,108
Total revenue	18,265	14,108
Operating Expenses
Cost of product sales	262	—
Research and development	65,263	55,973
Selling, general and administrative	31,555	22,835
Total operating expenses	97,080	78,808
Loss from operations	(78,815)	(64,700)
Other Income (Expense)
Interest and other income, net	5,826	7,879
Interest expense	(336)	(382)
Total other income, net	5,490	7,497
Loss before income taxes	(73,325)	(57,203)
Income tax expense	8	226
Net Loss	$(73,333)	$(57,429)

Net loss per share, basic and diluted	$(0.83)	$(0.66)
Weighted average number of shares used in computing net loss per share, basic and diluted	88,610	87,415

Comprehensive Loss
Net loss	$(73,333)	$(57,429)
Other comprehensive income (loss)
Unrealized gain (loss) on short-term investments	(1,404)	210
Comprehensive loss	$(74,737)	$(57,219)

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2025	87,855	$9	$1,347,190	$1,024	$(1,174,088)	$174,135
Share-based compensation expense	—	—	8,416	—	—	8,416
Issuance of common stock under equity plans	470	—	69	—	—	69
Exercise of pre-funded warrants	417	—	—	—	—	—
Exercise of warrants	21	—	—	—	—	—
Other comprehensive loss	—	—	—	(1,404)	—	(1,404)
Net loss	—	—	—	—	(73,333)	(73,333)
Balance as of March 31, 2026	88,763	$9	$1,355,675	$(380)	$(1,247,421)	$107,883

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2024	78,229	$8	$1,308,290	$764	$(895,422)	$413,640
Share-based compensation expense	—	—	7,842	—	—	7,842
Issuance of common stock under equity plans	375	—	143	—	—	143
Exercise of pre-funded warrants	2,174	—	—	—	—	—
Other comprehensive income	—	—	—	210	—	210
Net loss	—	—	—	—	(57,429)	(57,429)
Balance as of March 31, 2025	80,778	$8	$1,316,275	$974	$(952,851)	$364,406

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net loss	$(73,333)	$(57,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	8,416	7,842
Amortization of premium and accretion of discounts on short-term investments, net	(900)	(2,662)
Depreciation expense	355	241
Non-cash interest expense	106	133
Changes in operating assets and liabilities
Accounts receivable, net	(544)	(46,686)
Inventory	(430)	—
Prepaid expenses and other current assets	(562)	(1,039)
Operating lease right-of-use and other long-term assets	689	(1,753)
Accounts payable	2,026	3,141
Accrued expenses and other current liabilities	(16,216)	(8,614)
Operating lease liabilities	3,778	46
Other long-term liabilities	204	259
Contract liabilities	(9,443)	34,594
Net cash used in operating activities	(85,854)	(71,927)

Investing Activities
Purchases of short-term investments	(171,601)	(268,714)
Maturities of short-term investments	147,498	167,597
Purchases of property and equipment	(128)	(292)
Net cash used in investing activities	(24,231)	(101,409)

Financing Activities
Proceeds from issuance of stock under equity plans	69	143
Net cash provided by financing activities	69	143
Net decrease in cash and cash equivalents	(110,016)	(173,193)
Cash and cash equivalents at beginning of period	149,099	224,462
Cash and cash equivalents at end of period	$39,083	$51,269

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Notes to Unaudited Condensed Financial Statements

1. Organization and Basis of Presentation

Kura Oncology, Inc. is a biopharmaceutical company committed to realizing the promise of precision medicines for the treatment of cancer. Our diversified pipeline consists of small molecules designed to target cancer signaling pathways and address significant unmet needs in oncology and hematology.

References in these Notes to Unaudited Condensed Financial Statements to the “Company,” “we,” “our” or “us,” refer to Kura Oncology, Inc.

Basis of Presentation

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission on March 5, 2026, from which we derived our balance sheet as of December 31, 2025. The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

We elected the practical expedient to exclude the applicable accrued interest from both the fair value and amortized cost basis of our available-for-sale securities for purposes of identifying and measuring an impairment. Accrued interest receivable on available-for-sale securities is recorded in prepaid expenses and other current assets on our unaudited condensed balance sheets. Our accounting policy is to not measure an allowance for credit loss for accrued interest receivable and to write-off any uncollectible accrued interest receivable as a reversal of interest income in a timely manner, which we consider to be in the period in which we determine the accrued interest will not be collected by us.

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, which includes the shares related to outstanding pre-funded warrants, but excludes other potential common stock equivalents. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little additional consideration, and are fully vested and exercisable. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period. As we have reported net loss for the three months ended March 31, 2026 and 2025, dilutive net loss per common share is the same as basic net loss per common share for those periods. Common stock equivalents outstanding are comprised of stock options, restricted stock units, or RSUs, performance-based restricted stock units, or PSUs, warrants and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Common stock equivalents outstanding at March 31, 2026 and 2025 totaling approximately 21,553,000 and 17,875,000, respectively, were excluded from the computation of dilutive weighted-average shares outstanding because their effect would be anti-dilutive.

Recent Accounting Pronouncements

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the Financial Accounting Standards Board, or FASB, issued ASU No. 2025-05 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU added a practical expedient that assumes that current conditions of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those periods. We adopted this standard effective January 1, 2026. The adoption did not have an impact on our unaudited condensed financial statements.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of certain costs and expenses on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. We are currently evaluating the impact of adopting ASU 2024-03.

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

3. Investments

We invest in available-for-sale securities consisting of U.S. Treasury securities, U.S. Agency bonds and money market funds. Available-for-sale securities are classified as either cash and cash equivalents or short-term investments on the unaudited condensed balance sheets.

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		March 31, 2026
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	1 or less	$9,018	$—	$—	$9,018

Short-term investments
U.S. Treasury securities	2 or less	492,124	329	(532)	491,921
U.S. Agency bonds	3 or less	49,996	—	(177)	49,819
Total short-term investments		542,120	329	(709)	541,740
Total		$551,138	$329	$(709)	$550,758

		December 31, 2025
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	1 or less	$119,910	$—	$—	$119,910

Short-term investments
U.S. Treasury securities	2 or less	464,623	1,042	—	465,665
U.S. Agency bonds	3 or less	52,494	11	(29)	52,476
Total short-term investments		517,117	1,053	(29)	518,141
Total		$637,027	$1,053	$(29)	$638,051

Short-term investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of March 31, 2026 and December 31, 2025, short-term investments of $354.2 million and $367.2 million, respectively, had maturities less than one year, short-term investments of $167.6 million and $135.9 million, respectively, had maturities between one to two years, and short-term investments of $19.9 million and $15.0 million, respectively, had maturities between two to three years. Realized gains and losses were de minimis for the three months ended March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, 54 available-for-sale securities with a fair market value of $406.9 million and six available-for-sale securities with a fair market value of $22.5 million, respectively, were in a gross unrealized loss position. None of such securities were in a continuous unrealized loss position for greater than 12 months. We do not intend to sell such available-for-sale securities, and it is not more likely than not that we will be required to sell such securities prior to recovery of their amortized cost basis. Based on our review of these available-for-sale securities, the unrealized losses at March 31, 2026 were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. As such we have no allowance for credit losses as of March 31, 2026 and December 31, 2025. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss).

Accrued interest receivable on available-for-sale securities was $4.3 million and $3.8 million as of March 31, 2026 and December 31, 2025, respectively. We have not written off any accrued interest receivables for the three months ended March 31, 2026 and 2025.

4. Fair Value Measurements

As of March 31, 2026 and December 31, 2025, we had cash equivalents and short-term investments measured at fair value on a recurring basis.

Available-for-sale securities consist of U.S. Treasury securities and money market funds, which are measured at fair value using Level 1 inputs, and U.S. Agency bonds which are measured at fair value using Level 2 inputs. We determine the fair value of Level 2 related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. We validate the fair values of Level 2 financial instruments by comparing these fair values to a third-party pricing source. We did not reclassify any investments between levels in the fair value hierarchy during the periods presented.

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	March 31, 2026
	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$9,018	$9,018	$—	$—

Short-term investments
U.S. Treasury securities	491,921	491,921	—	—
U.S. Agency bonds	49,819	—	49,819	—
Total short-term investments	541,740	491,921	49,819	—
Total	$550,758	$500,939	$49,819	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$119,910	$119,910	$—	$—

Short-term investments
U.S. Treasury securities	465,665	465,665	—	—
U.S. Agency bonds	52,476	—	52,476	—
Total short-term investments	518,141	465,665	52,476	—
Total	$638,051	$585,575	$52,476	$—

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy.

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	March 31, 2026	December 31, 2025
Leasehold improvements	$6,968	$6,919
Laboratory and computer equipment	1,943	1,958
Furniture and fixtures	1,943	1,878
Property and equipment, gross	10,854	10,755
Less: accumulated depreciation	(3,241)	(2,900)
Property and equipment, net	$7,613	$7,855

Accrued expenses and other current liabilities consisted of the following, in thousands:

	March 31, 2026	December 31, 2025
Product revenue allowances	$1,460	$377
Accrued clinical trial research and development expenses	16,668	23,276
Accrued other research and development expenses	13,034	12,041
Accrued compensation and benefits	10,466	22,372
Other accrued expenses	3,599	3,392
Income taxes payable	239	239
Total accrued expenses and other current liabilities	$45,466	$61,697

6. Leases

We currently have two operating leases for administrative and research and development office and lab space in San Diego, California and Boston, Massachusetts that expire between July 2031 and May 2033. Under the terms of the operating leases, as each may be amended from time to time, we are required to pay our proportionate share of property taxes, insurance and normal maintenance costs. Both of our leases include renewal options for an additional five years, which were not included in the determination of the right-of-use, or ROU, asset or lease liability as the renewal was not reasonably certain at the inception of the lease. Our Boston lease provided for $1.4 million in reimbursements for allowable tenant improvements and rent credits, which effectively reduced the total lease payments owed. Our San Diego research and development, lab, and principal executive office space lease entered into in January 2025 and amended in June 2025 provides (i) $2.4 million in rent credits, and (ii) a $6.2 million tenant improvement allowance expected to be received during 2026. The leases are also subject to additional variable charges for common area maintenance, property taxes, property insurance and other variable costs. Variable charges were not included in the measurement of our operating lease ROU assets.

Maturities of lease liabilities as of March 31, 2026 are as follows, in thousands:

Year Ending December 31,
2026 (remaining)	$1,200
2027	3,658
2028	3,755
2029	3,853
2030	3,954
Thereafter	7,214
Total lease payments	23,634
Less: imputed interest	(7,900)
Less: tenant improvement allowance reimbursements yet to be received	(1,210)
Total operating lease liabilities	$14,524

As of March 31, 2026 and December 31, 2025, the weighted-average discount rate was 12.3% in both periods, and the weighted-average remaining lease term was 6.5 years and 6.4 years, respectively.

Tenant improvement reimbursements, net of cash paid for amounts included in the measurement of operating lease liabilities, was $3.3 million for the three months ended March 31, 2026. Total cash paid for amounts included in the measurement of operating lease liabilities, net of tenant improvement reimbursements, was $0.4 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, there were no operating lease ROU assets obtained in exchange for operating lease liabilities compared to $2.7 million for the three months ended March 31, 2025.

Total operating lease and rent expense for the three months ended March 31, 2026 and 2025 were approximately $0.6 million and $0.8 million, respectively.

7. Kyowa Kirin Collaboration and License Agreement

On November 20, 2024, we and Kyowa Kirin Co., Ltd. and Kyowa Kirin, Inc., or together Kyowa Kirin, entered into a collaboration and license agreement, or the Kyowa License Agreement, to develop and commercialize ziftomenib globally. In addition, we are responsible for the global manufacture and supply of ziftomenib pursuant to a clinical supply agreement with Kyowa Kirin Co., Ltd., or Kyowa Supply Agreement. The Kyowa Supply Agreement was determined to be a separate contract from the Kyowa License Agreement for purposes of revenue recognition and reporting.

On June 27, 2025, we entered into a co-promotion and medical affairs agreement with Kyowa Kirin, Inc., which was determined to be a separate contract from the Kyowa License Agreement for purposes of revenue recognition and reporting.

The Kyowa License Agreement includes performance obligations for monotherapy development services, combination therapy development services, and commercialization services. We have the right and responsibility to lead all development, manufacturing, and commercialization activities for ziftomenib in the United States. We are responsible for funding the specified development activities set forth in the initial development plan and budget mutually agreed upon with Kyowa Kirin, or Development Plan, and we and Kyowa Kirin share equally (50/50) all other development costs in the United States. The parties share equally profits or losses from the commercialization of ziftomenib in the United States.

Through the Kyowa License Agreement, we granted Kyowa Kirin an exclusive license to develop, manufacture and commercialize ziftomenib outside of the United States, or ROW License, within the field of acute myeloid leukemia, or AML, and other hematologic malignancies.

As of March 31, 2026, we have received or expected to receive $595.7 million under the Kyowa License Agreement, consisting of $570.0 million in upfront and milestone payments and $25.7 million in profit and loss sharing payments. We are eligible to receive an additional $693.0 million in development, regulatory, and commercial milestone payments for the existing field (i.e., AML and other hematologic malignancies) and, if Kyowa Kirin exercises its option to expand the ROW License, an additional $228.0 million in upfront payments and development, regulatory, and commercial milestone payments for the expanded field (i.e., GIST and other solid tumor indications), totaling up to $1.491 billion in upfront and milestone payments in the aggregate. We are also eligible to receive tiered double-digit royalties on sales of ziftomenib outside of the United States.

The Kyowa License Agreement will remain in effect in the United States until the latest of expiration of all valid claims of our patent rights, expiration of the last-to-expire regulatory exclusivity or ten years after first commercial sale. The Kyowa License Agreement will remain in effect outside of the United States until the expiration of the last-to-expire royalty term. Either party may terminate the Kyowa License Agreement for uncured material breach by or insolvency of the other party. Kyowa Kirin may terminate the Kyowa License Agreement for convenience upon twelve months’ prior written notice.

Based on our analysis of the key terms and activities required by the Kyowa License Agreement, we assessed the criteria under Topic 808 and concluded that both parties participate in a joint operating activity, are active participants, and are exposed to significant risks and rewards dependent on the commercial success of the activities. Therefore, the Kyowa License Agreement is within the scope of Topic 808.

We evaluated each of the promised goods and services and determined the Kyowa License Agreement contains multiple units of account, comprised of the ROW License, development services related to monotherapy, development services related to combination therapies and commercialization services. The ROW License is a unit of account under the scope of Topic 606, while the development services and commercialization services are under the scope of Topic 808. We determined that Topic 606 is the most appropriate accounting model to apply by analogy to the recognition and measurement of these units of account.

As of March 31, 2026, the transaction price of $595.7 million includes fixed consideration and variable consideration to the extent that it is probable that a significant reversal of revenue recognized will not occur. The transaction price excludes variable consideration when uncertainties related to development, regulatory and commercial outcomes exist.

We allocated the transaction price to each performance obligation based on their relative stand-alone selling price. Transaction price allocated to the ROW License is recognized in collaboration revenue at a point in time as the performance obligation was completed upon transfer of the license. Transaction price allocated to development services for monotherapy and combination therapies is recognized in collaboration revenue over time using a cost-to-cost measure of progress.

For the three months ended March 31, 2026, we recognized $7.2 million of revenue from development services for monotherapy and $5.3 million of revenue from development services in combination with other therapies.

As of March 31, 2026, the remaining unrecognized consideration allocated to the development services for monotherapy was $27.0 million and to the development services in combination with other therapies was $161.7 million. As of March 31, 2026, $275.7 million of consideration allocated to commercialization services and profit and loss sharing payments received or expected to be received, was constrained and included in contract liabilities, of which $2.0 million was classified as current, and $273.7 million was classified as long-term.

As of March 31, 2026, the contract liability was $464.4 million, of which $47.7 million was classified as current, and $416.7 million was classified as long-term.

8. Stockholders’ Equity

In January 2024, we completed a private placement in which we sold to certain institutional accredited investors an aggregate of 1,376,813 shares of our common stock at a purchase price of $17.25 per share and pre-funded warrants to purchase up to an aggregate of 7,318,886 shares of common stock at a purchase price of $17.2499 per pre-funded warrant (representing the $17.25 per share purchase price less the exercise price of $0.0001 per warrant share), or the Private Placement. Net proceeds from the Private Placement, after deducting expenses, were approximately $145.8 million. The common stock and pre-funded warrants met the accounting standards guidance for equity classification, and proceeds were allocated between common stock and pre-funded warrants based on their relative fair value. As of March 31, 2026, all pre-funded warrants issued in the Private Placement had been exercised.

In November 2023, we entered into a Sales Agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

In November 2022, we entered into a loan and security agreement with several banks and other financial institutions or entities party thereto, or collectively the Lenders, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders, which was amended in October 2023 and October 2025, or the Loan Agreement. In connection with the Loan Agreement, we issued warrants to certain of the Lenders to purchase up to 26,078 shares of our common stock at an exercise price of $14.38 per share, which remained outstanding as of March 31, 2026.

9. Share-Based Compensation

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended March 31,
	2026	2025
Research and development	$3,215	$3,328
Selling, general and administrative	5,201	4,514
Total share-based compensation expense	$8,416	$7,842

As of March 31, 2026, unrecognized estimated compensation expense related to stock options, RSUs and PSUs was approximately $51.8 million, $21.8 million, and $0.9 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.9 years, 3.2 years, and 0.6 years, respectively. As of March 31, 2026, the vesting of PSUs covering 436,667 shares of common stock were determined to not be probable and have not been included in share-based compensation expense or unrecognized estimated compensation expense.

10. Segment Reporting

We operate in a single industry segment which is the discovery, development and commercialization of precision medicines for the treatment of cancer. Troy E. Wilson, Ph.D., J.D., our president and chief executive officer, who serves as the Chief Operating Decision-Maker, or CODM, reviews the operating results on an aggregate basis and manages the operations as a single operating segment in the United States. When evaluating our financial performance, the CODM regularly reviews total revenues, total expenses, and research and development expenses by program and the CODM makes decisions using this information.

The table below is a summary of the segment profit or loss, including significant expenses, in thousands:

	Three Months Ended March 31,
	2026	2025
Revenue
Product revenue, net	$5,766	$—
Collaboration revenue	12,499	14,108
Total revenue	18,265	14,108
Less:
Cost of product sales	262	—
Ziftomenib-related costs	36,880	29,947
Darlifarnib-related costs	6,567	5,235
Discovery stage program-related costs	1,400	2,089
Research and development personnel costs and other expenses	17,201	15,374
Share-based compensation expense	8,416	7,842
Other segment expenses(1)	26,354	18,321
Total operating expenses	97,080	78,808
Other income (expenses)
Interest and other income, net	5,826	7,879
Interest expense	(336)	(382)
Income tax expense	(8)	(226)
Segment and net loss	$(73,333)	$(57,429)

(1)
Other segment expenses are comprised of selling, general and administrative expenses, excluding share-based compensation expense, which is shown separately.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and notes thereto as of and for the fiscal year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission, or SEC, on March 5, 2026.

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

Our Product and Pipeline

KOMZIFTITM (ziftomenib)

On November 13, 2025, the U.S. Food and Drug Administration, or FDA, approved our new drug application, or NDA, for ziftomenib, which is being marketed in the United States under the trade name KOMZIFTI, for the treatment of adults with relapsed or refractory acute myeloid leukemia, or AML, with a susceptible nucleophosmin 1, or NPM1, mutation who have no satisfactory alternative treatment options. KOMZIFTI is the first and only menin inhibitor approved by the FDA for once-daily oral administration. The FDA previously granted Breakthrough Therapy, Fast Track and Orphan Drug Designations as well as Priority Review to ziftomenib.

FDA approval of our NDA for KOMZIFTI was based upon positive data from our KOMET-001 trial, a global Phase 1/2 trial that evaluated KOMZIFTI’s safety and efficacy in 112 patients with relapsed or refractory NPM1-mutated AML.

We believe that KOMZIFTI is differentiated from other menin inhibitors based on its efficacy, safety, compatibility and simplicity, and our market research indicates that this differentiated profile aligns with the priorities of physicians, pharmacists and care teams who treat patients with AML as well as with third-party payors, including commercial insurers and government healthcare programs.

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

The Prescribing Information for KOMZIFTI includes a Black Box warning for DS, a well-studied mechanism-based risk in drugs that restore differentiation, and clear dose-modification guidelines for physicians to follow when DS is suspected. Unlike the other FDA-approved menin inhibitor, KOMZIFTI does not have a Black Box warning for QTc interval prolongations or Torsades de Pointes.

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

We initiated commercial sales of KOMZIFTI in the United States on November 21, 2025. Under the terms of the collaboration and license agreement that we entered into with Kyowa Kirin Co., Ltd. and Kyowa Kirin, Inc., or together Kyowa Kirin, in November 2024, or the Kyowa License Agreement, we lead commercial strategy for and are responsible for manufacturing KOMZIFTI in the United States. We and Kyowa Kirin are jointly performing commercialization and medical affairs activities in accordance with a co-created U.S. territory commercialization plan and the co-promotion and medical affairs agreement that we entered into with Kyowa Kirin, Inc. in June 2025, or the Kyowa Co-Promotion Agreement. We record all U.S. sales of KOMZIFTI, and we and Kyowa Kirin share equally the profits and losses from the commercialization activities in the United States. Outside the United States, Kyowa Kirin is responsible for commercial strategy and for commercializing ziftomenib and booking sales.

We have begun generating product revenue from sales of KOMZIFTI. In the first quarter of 2026 – the first full quarter of commercialization – we achieved $5.8 million in KOMZIFTI net product revenue.

Following the FDA’s November 2025 approval of KOMZIFTI, we announced that KOMZIFTI was added to the National Comprehensive Cancer Network®, or NCCN, Clinical Practice Guidelines in Oncology (NCCN Guidelines®) as a Category 2A recommended treatment option for adults with relapsed or refractory NPM1-mutated AML.

In addition, following FDA approval, we submitted patent information to our NDA regarding eight granted U.S. patents that claim the drug substance, drug product and/or methods of treatment for KOMZIFTI. These patents, which have been added to the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, for KOMZIFTI, include two recently granted patents that share a base expiration date of July 16, 2044.We have submitted applications for patent term extension for two U.S. granted patents to the U.S. Patent and Trademark Office, or U.S. PTO, along with our assessment of the duration of applicable extensions.

We have made significant progress in securing insurance coverage and reimbursement for KOMZIFTI in the United States. We have secured parity coverage for more than 93% of covered lives in the United States, without restrictions beyond KOMZIFTI’s approved label. Among private payors, several published policies require patients with relapsed or refractory NPM1-mutated AML to step through KOMZIFTI first before receiving other available menin inhibitors.

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

Combination with Non-Intensive Chemotherapy (Venetoclax/Azacitidine) in NPM1-Mutated AML

The registrational KOMET-017-NIC (Non-Intensive Chemotherapy) trial is evaluating the combination of ziftomenib with venetoclax plus azacitidine in patients with newly diagnosed NPM1-mutated AML who are unfit to receive intensive chemotherapy. The KOMET-017-NIC trial will assess CR and overall survival, or OS, as dual-primary endpoints to support potential U.S. accelerated approval and full approval, respectively. Patients in this trial are randomized to receive ziftomenib or placebo, in combination with venetoclax and azacitidine.

We previously evaluated ziftomenib in combination with venetoclax and azacitidine in patients with newly diagnosed NPM1-mutated AML in the Phase 1 KOMET-007 trial, and we delivered an oral presentation of preliminary data from the Phase 1b expansion cohort evaluating this regimen at the 67th Annual Meeting of the American Society of Hematology, or ASH, in December 2025. As presented at ASH, 40 patients with newly diagnosed NPM1-mutated AML had been enrolled in the cohort as of the September 24, 2025 data cutoff date, 58% (23/40) of whom had an ECOG performance status of two and 37 of whom were response evaluable. High rates of durable morphologic complete responses (composite complete remission, or CRc, 86%; CR 73%) were observed, with 68% of CRc responders having achieved molecular measurable residual disease, or MRD, negativity by central next-generation sequencing.

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

Updated data from our evaluation of ziftomenib with 7+3 in newly diagnosed NPM1-mutated or KMT2A-rearranged AML from the KOMET-007 trial have been accepted for an oral presentation at the European Hematology Association Congress on June 14, 2026. The presentation will feature results from the 99 patients treated with ziftomenib in combination with 7+3 as of the abstract data cutoff of January 16, 2026. Among all 99 response-evaluable patients, CRc rates were 96% (47/49) and 90% (45/50), with MRD negativity of 83% (39/47) and 82% (32/39), in patients with NPM1 mutations and KMT2A rearrangements, respectively. Median follow-up was 14.9 months for patients with NPM1-mutated AML and 9.3 months for patients with KMT2A‑rearranged AML. At data cutoff, median CRc duration had not been reached for NPM1-mutated AML and was 11.2 months for KMT2A-rearranged AML. Treatment-emergent adverse events were similar between the two patient subgroups, and low rates of additive myelosuppression were observed.

Combination with Intensive Chemotherapy (7+3) and Quizartinib in NPM1/FLT3-ITD Co-Mutated AML

In October 2025, we and Kyowa Kirin announced dosing of the first patient in a cohort of the KOMET-007 trial evaluating the safety, tolerability and activity of ziftomenib in combination with 7+3 plus quizartinib in patients with newly diagnosed NPM1/FLT3-ITD co-mutated AML. We continue to advance the enrollment of patients in this cohort.

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

Among the 51 patients with relapsed or refractory NPM1-mutated AML, the objective response rate, or ORR, was 65% and the CRc rate was 48%, with CRc median duration of 39.9 weeks. In venetoclax-naïve patients, the ORR was 83% and the CRc rate was 70%, compared with 48% and 28%, respectively, in venetoclax-exposed patients. Median OS was 54.9 weeks (95% CI 32.0–NE). 14 patients received hematopoietic stem cell transplantation, or HSCT, five proceeded to ziftomenib maintenance therapy, and five were pending maintenance at time of data cutoff.

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

We have completed enrollment of patients with relapsed or refractory NPM1-mutated AML in the dose expansion cohort evaluating the combination of ziftomenib with venetoclax and azacitidine. We expect to publish updated data from our evaluation of this combination in patients with relapsed or refractory NPM1-mutated AML in the first half of 2026.

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

Combination with FLAG-IDA or LDAC in NPM1-Mutated or KMT2A-Rearranged AML

We also are evaluating ziftomenib in combination with fludarabine, cytarabine, granulocyte-colony stimulating factor, and idarubicin, or FLAG-IDA, or low-dose cytarabine, or LDAC, in patients with relapsed or refractory NPM1-mutated or KMT2A-rearranged AML as part of our KOMET-008 trial.

Ziftomenib Monotherapy

On April 24, 2026, we and Kyowa Kirin announced the dosing of the first patient in a Japanese Phase 2 registrational clinical trial evaluating ziftomenib for the treatment of relapsed or refractory NPM1-mutated AML. The trial is a multicenter, single-arm, open-label clinical trial evaluating the efficacy and safety of ziftomenib in adult patients with relapsed or refractory NPM1-mutated AML. As the primary endpoint, the trial will assess CR plus CRh. Following completion of this clinical trial, Kyowa Kirin plans to file for regulatory approval in Japan.

While the FDA approval of KOMZIFTI marked the completion of our clinical evaluation of ziftomenib as a monotherapy for adult patients with relapsed or refractory NPM1-mutated AML in the United States, we continue to evaluate ziftomenib as a monotherapy in patients with non-NPM1-mutated and non-KMT2A-rearranged AML and in patients with KMT2A-rearranged acute lymphoblastic leukemia under the KOMET-001 protocol.

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

Clinical Development of Ziftomenib in Gastrointestinal Stromal Tumors

In April 2025, we dosed the first patients in a Phase 1 trial evaluating ziftomenib in combination with imatinib in patients with advanced gastrointestinal stromal tumors, or GIST, after imatinib failure, which we refer to as the KOMET-015 trial. We are advancing the combination in dose escalation and have reached a range of dose levels with encouraging safety and tolerability.

Menin Inhibition in Diabetes

We continue to make progress toward multiple next-generation menin inhibitor drug candidates. We have nominated our first next-generation menin inhibitor, KO-7246, which we expect to advance into investigational new drug application, or IND, -enabling studies in diabetes and cardiometabolic diseases in 2026 with external investment or through a collaboration. We anticipate the presentation of preclinical data on the use of menin inhibitors in diabetes in 2026. We also expect to advance preclinical development of an additional next-generation menin inhibitor development candidate for use in combination therapy for solid tumors in 2026.

Farnesyl Transferase Inhibitor Development Program

Darlifarnib

We are evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary antitumor activity of darlifarnib, our next-generation farnesyl transferase inhibitor, or FTI, in a Phase 1 first-in-human trial, which we call the FIT-001 trial. The FIT-001 trial includes multiple cohorts to evaluate darlifarnib in combination with other targeted therapies in large solid tumor indications.

Darlifarnib in Combination with Cabozantinib in RCC

As part of our FIT-001 trial, we are evaluating darlifarnib in combination with cabozantinib in patients with clear cell renal cell carcinoma, or ccRCC, and patients with non-clear cell renal cell carcinoma, or RCC. At the European Society for Medical Oncology, or ESMO, Congress in October 2025, we presented preliminary Phase 1a dose-escalation data demonstrating the combination’s manageable safety profile across multiple doses, including at the full label dose of cabozantinib. Antitumor activity was observed across all doses, including in patients with prior exposure to cabozantinib. As of the August 15, 2025 data cutoff date, the ORR was 33-50% in ccRCC, and 17-50% in patients with prior cabozantinib exposure, and the disease control rate was 80-100% in ccRCC. In February 2026, we initiated the Phase 1b dose expansion cohorts to assess an optimal biologically active dose for the combination of darlifarnib and cabozantinib in patients with advanced RCC.

On April 17, 2026, we announced new preliminary data from a subset analysis of FIT-001 patients with ccRCC who were previously treated with cabozantinib, a population that typically derives limited benefit from subsequent therapy. Results were presented at the 2026 International Kidney Cancer Symposium (IKCS): Europe in Paris, France. In patients with ccRCC who had previously received cabozantinib, the ORR was 44% and the disease control rate was 94%. Tumor shrinkage was observed in 75% of patients, with reductions ranging from 32% to 47% among responders. A manageable safety profile was demonstrated across all RCC patients at multiple dose levels, including the full FDA-approved dose of cabozantinib.

We expect to present updated Phase 1a dose-escalation data from the combination of darlifarnib and cabozantinib in the second half of 2026.

Darlifarnib in Combination with Adagrasib in NSCLC, CRC and PDAC

We are evaluating darlifarnib in combination with adagrasib in patients with KRASG12C-mutated non-small cell lung cancer, or NSCLC, colorectal cancer, or CRC, and pancreatic ductal adenocarcinoma, or PDAC, as part of our FIT-001 trial. Under the terms of a clinical collaboration agreement with Mirati Therapeutics, Inc., or Mirati, a wholly owned subsidiary of Bristol Myers Squibb, we sponsor the trial and Mirati supplies us with adagrasib, a KRASG12C inhibitor, for use in the trial. An abstract containing preliminary clinical data from the dose escalation portion of the FIT-001 trial evaluating the combination of darlifarnib and adagrasib has been accepted for a poster presentation at the 2026 American Society of Clinical Oncology Annual Meeting on May 30, 2026.

We plan to explore opportunities to evaluate additional indications and combination partners, such as novel PI3 kinase alpha, or PI3K alpha, and RAS inhibitors, for darlifarnib in 2026.

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

Tipifarnib

Tipifarnib in Combination with Alpelisib in HNSCC

In 2021, we initiated a Phase 1/2 open-label, biomarker-defined cohort trial, called the KURRENT-HN trial, to evaluate the combination of tipifarnib and alpelisib, a PI3K alpha inhibitor, in patients with head and neck squamous cell carcinoma, or HNSCC, whose tumors have HRAS overexpression and/or PIK3CA mutation and/or amplification. We completed the KURRENT-HN trial in the third quarter of 2025 and presented data from the trial at ESMO in October 2025. The combination of tipifarnib and alpelisib demonstrated a manageable safety profile in HNSCC patients across multiple doses. Robust antitumor activity was observed in heavily pretreated patients with relapsed or metastatic HNSCC with PIK3CA alterations. An ORR of 47% was observed at a daily dose of tipifarnib 1200 mg with alpelisib 250 mg.

Based on the data from the KURRENT-HN trial, we are evaluating data generation options for the combination of darlifarnib and a PI3K alpha inhibitor in HNSCC and other PI3K alpha-driven solid tumors.

Liquidity Overview

As of March 31, 2026, we had cash, cash equivalents and short-term investments of $580.8 million.

In November 2024, we entered into the Kyowa License Agreement to develop and commercialize globally ziftomenib for the treatment of patients with AML and other hematologic malignancies, which may be expanded into other oncology indications at the option of Kyowa Kirin, subject to certain conditions. As of March 31, 2026, we have received or expected to receive $595.7 million under the Kyowa License Agreement, consisting of $570.0 million in upfront and milestone payments and $25.7 million in profit and loss sharing payments.

In November 2023, we entered into a Sales Agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

In November 2022, we entered into a loan and security agreement with several banks and other financial institutions or entities party thereto, or collectively the Lenders, and Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, which was amended in October 2023 and October 2025, or the Loan Agreement, providing for up to $125.0 million in a series of term loans, or Term Loans. Under the terms of the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million tranche of Term Loans. The remaining tranches of Term Loans expired without us drawing down such additional loans. The Term Loans have a maturity date of November 2, 2027, or the Maturity Date. Repayment of the Term Loans is interest only until May 1, 2027. After the interest-only payment period, borrowings under the Loan Agreement are repayable in monthly payments of principal and accrued interest until the Maturity Date. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%. As of March 31, 2026, the interest rate on the Term Loans was 9.15%.

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

Research and Development Expenses

We focus on the research and development of our pipeline programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of March 31, 2026, we had no in-licensed technologies that had alternative future uses in research and development projects or otherwise.

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

Results of Operations

The following table sets forth our results of operations for the periods presented, in thousands:

	Three Months Ended
	March 31,
	2026	2025	Change
Product revenue, net	$5,766	$—	$5,766
Collaboration revenue	12,499	14,108	(1,609)
Cost of product sales	262	—	262
Research and development expenses	65,263	55,973	9,290
Selling, general and administrative expenses	31,555	22,835	8,720
Other income, net	5,490	7,497	(2,007)

Comparison of the Three Months Ended March 31, 2026 and 2025

Product Revenue, net. We recognized product revenue, net, of $5.8 million for the three months ended March 31, 2026 related to sales of KOMZIFTI in the United States, following FDA approval in November 2025. We generated no product revenue during the three months ended March 31, 2025.

Collaboration Revenue. For the three months ended March 31, 2026 and 2025, we recognized $12.5 million and $14.1 million, respectively, of collaboration revenue related to services performed under the Kyowa License Agreement.

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended
	March 31,
	2026	2025	Change
Ziftomenib-related costs	$36,880	$29,947	$6,933
Darlifarnib-related costs	6,567	5,235	1,332
Discovery stage program-related costs	1,400	2,089	(689)
Personnel costs and other expenses	17,201	15,374	1,827
Share-based compensation expense	3,215	3,328	(113)
Total research and development expenses	$65,263	$55,973	$9,290

The increase in ziftomenib-related research and development expenses for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to increases in costs related to ziftomenib combination trials, including our registration-directed frontline clinical trials. The increase in darlifarnib-related research and development expenses for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to increased costs related to our Phase 1 clinical trial. The increase in personnel costs and other expenses for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to increases in headcount costs to support our ongoing clinical trials. We expect our research and development expenses to increase in future periods as we continue clinical development activities for our ziftomenib and darlifarnib programs.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to increases in personnel costs, sales and marketing expenses, and non-cash share-based compensation expense. We expect our selling, general and administrative expenses to increase in future periods to support our planned increases in research and development and commercialization activities.

Other income, net. The decrease in other income, net for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to a decrease in interest income.

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

In November 2024, we entered into the Kyowa License Agreement to develop and commercialize globally ziftomenib for the treatment of patients with AML and other hematologic malignancies, which may be expanded into other oncology indications at the option of Kyowa Kirin, subject to certain conditions. As of March 31, 2026, in exchange for the licenses and rights granted to Kyowa Kirin to participate in the development and commercialization of ziftomenib, we received or expected to receive $595.7 million.

In November 2023, we entered into the ATM Facility under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

In November 2022, we entered into the Loan Agreement with the Lenders and Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, providing for up to $125.0 million in a series of Term Loans. Under the terms of the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million tranche of Term Loans. The remaining tranches of Term Loans expired without us drawing down such additional loans. The Maturity Date for the Term Loans is November 2, 2027. Repayment of the Term Loans is interest only until May 1, 2027. After the interest-only payment period, borrowings under the Loan Agreement are repayable in monthly payments of principal and accrued interest until the Maturity Date. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%. As of March 31, 2026, the interest rate on the Term Loans was 9.15%.

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

We have incurred operating losses and negative cash flows from operating activities since inception. As of March 31, 2026, we had an accumulated deficit of $1.2 billion. Although we have recorded product revenue related to KOMZIFTI, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of KOMZIFTI and, following regulatory approval, other products containing ziftomenib, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of collaborators or potential collaborators. In addition, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

As of March 31, 2026, we had cash, cash equivalents and short-term investments of $580.8 million. We believe that our cash, cash equivalents and short-term investments as of March 31, 2026 will be sufficient to fund our current operating plan into the fourth quarter of 2027. In addition, when combined with the anticipated $180.0 million in payments under the Kyowa License Agreement, we expect to have sufficient capital to advance our ziftomenib AML program through the first topline results from KOMET-017, anticipated in 2028. Our future capital requirements will depend on many factors, including:

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

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Three Months Ended March 31,
	2026	2025	Change
Net cash used in operating activities	$(85,854)	$(71,927)	$(13,927)
Net cash used in investing activities	(24,231)	(101,409)	77,178
Net cash provided by financing activities	69	143	(74)

Operating Activities. The increase of $13.9 million in net cash used in operating activities for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to increases of $15.9 million in net loss and changes in operating assets and liabilities of $0.4 million, offset by increases of $1.8 million in accretion of discount on short-term investments and $0.6 million in non-cash share-based compensation.

Investing Activities. The decrease of $77.2 million in net cash used in investing activities for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to decreases of $97.1 million in purchases of short-term investments and $0.2 million in purchases of property and equipment, offset by a decrease of $20.1 million in maturities of short-term investments.

Financing Activities. Net cash provided by financing activities for both the three months ended March 31, 2026 and 2025 related to proceeds from the issuance of shares of common stock under our equity plans.

Contractual Obligations and Commitments

We have borrowed $10.0 million of Term Loans under our Loan Agreement, which requires us to make principal and interest payments. The Term Loans are subject to variable changes in the per annum interest rate, which is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%. As of March 31, 2026, the interest rate on the Term Loans was 9.15%. In addition, an end of term fee will be due in an amount equal to approximately $1.5 million (which is 6.05% of the maximum amount of the first tranche of loans), payable on the earliest of the Maturity Date, acceleration or prepayment of the Term Loans.

We lease certain office and laboratory space under non-cancelable operating leases. The leases are also subject to additional variable charges for common area maintenance, property taxes, property insurance and other variable costs. See Note 6 of the unaudited condensed financial statements for additional detail related to our lease obligations.

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

Pursuant to our in-license agreements, we have milestone and contractual payment obligations contingent upon the achievement of certain milestones or events. We may be required to pay up to approximately $76.9 million in milestone payments, plus additional sales royalties and sublicense fees, in the event that regulatory and commercial milestones under the in-license agreements are achieved. Our in-license agreements are cancelable by us with written notice within 180 days or less.

Under the Kyowa License Agreement, we are responsible for funding the specified development activities set forth in the initial development plan and budget mutually agreed upon with Kyowa Kirin, or Development Plan, that are planned to be conducted prior to the end of 2028, and we will share equally (50/50) with Kyowa Kirin all development costs for all other development activities in the United States included in the Development Plan (including the costs of future trials conducted under the Development Plan in the United States). We will share equally with Kyowa Kirin in any potential profits and losses arising from the commercialization of KOMZIFTI and any other approved products containing ziftomenib in the United States for the existing field and, if Kyowa Kirin exercises its option to expand the licensed field, the expanded field.

Critical Accounting Policies and Management Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Management’s discussion and analysis of our financial condition and results of operations are based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed financial statements required estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in the unaudited condensed financial statements. On an ongoing basis, we evaluate our critical accounting estimates and judgments, including those related to revenue from product sales, collaborations and licenses, and clinical trial costs and accruals. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies and estimates from the information provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Management Estimates,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk Factors

Investing in our common stock involves a high degree of risk. In addition to the information included or incorporated by reference in this Quarterly Report and in our other public filings, you should carefully consider the risks described below in evaluating our company. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 5, 2026.

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

We have limited experience as a commercial company and our sales, marketing and distribution of KOMZIFTI may be unsuccessful or less successful than anticipated.*

As a company, prior to KOMZIFTI, we had no experience in selling, marketing or commercializing an approved drug product. The success of our commercialization efforts of KOMZIFTI is difficult to predict and subject to, among other things, continued development of our internal sales, marketing and distribution capabilities and our ability to navigate the significant expenses and risks involved with the development and management of such capabilities. For example, our commercial launch may not develop as planned or anticipated, which may require us to, among other things, adjust or amend our commercialization plan and incur significant expenses. Further, given our lack of historical experience commercializing drug products as an organization, we do not have a track record of successfully executing a commercial launch. If we are unsuccessful in accomplishing our objectives or if our commercialization efforts do not proceed as planned, we may not be able to successfully commercialize KOMZIFTI in adult patients with relapsed or refractory NPM1-mutated AML, we may require significant additional capital and financial resources, we may not become profitable, and we may not be able to compete against more established companies in our industry, any of which would severely and adversely affect our financial results, business and business prospects, and might cause us to cease operations.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about government-funded reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Humans Services, or HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often, but not always, follow CMS’s decisions regarding coverage and reimbursement. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. We or our collaborators may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Nonetheless, our products may not be considered medically necessary or cost-effective.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of KOMZIFTI or any other approved products.*

We face an inherent risk of product liability exposure related to the commercialization of KOMZIFTI and testing of our product candidates in human clinical trials. If we cannot successfully defend ourselves against claims that KOMZIFTI or any of our product candidates caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We currently have product liability and clinical trial liability insurance coverage that we believe is sufficient, but such coverage may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage related to the commercialization of KOMZIFTI and each time we commence or expand a clinical trial. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

As a manufacturer of an FDA-approved product, our company, along with KOMZIFTI, our manufacturing processes and facilities, and our post-approval clinical data, will be subject to the continual requirements of, and review by, the FDA. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, current good manufacturing practice, or cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities, and requirements regarding promotional interactions with healthcare professionals. In addition, the FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products and if we promote KOMZIFTI beyond relapsed or refractory NPM1-mutated AML, or for use in combination with other therapies, we may be subject to enforcement action for off-label promotion. Violations of the Federal Food, Drug and Cosmetic Act relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

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

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail (or be perceived to have failed) to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences including, but not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of our product candidates and commercialize our products, and may affect the prices we may obtain.*

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell KOMZIFTI or any other product candidates for which we obtain marketing approval.

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law. The ACA was intended to broaden access to health insurance, improve quality, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. With regard to pharmaceutical products, among other things, the ACA expanded and increased industry rebates for drugs covered under Medicaid programs and made changes to the coverage requirements under the Medicare prescription drug benefit.

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

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, in September 2025, the current administration announced agreements with a major pharmaceutical companies that requires the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals include, for example, (1) directives to reduce agency workforce and cut programs; (2) directing HHS to lower prescription drug costs for Medicare through a variety of initiatives; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could result in additional legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

We may experience delays in our clinical trials, and we do not know whether ongoing or planned clinical trials will begin or enroll patients on time, need to be redesigned or be completed on schedule, if at all. If the FDA, comparable foreign regulatory authorities or institutional review boards, or IRBs, have comments on our study plans for our clinical trials that we are required to address, such trials may be delayed, or may not start at all. Clinical trials may be delayed, suspended or prematurely terminated at any time by us or by the FDA or other similar regulatory agency if it is determined at any time that patients may be or are being exposed to unacceptable health risks, including risk of death, or if compounds are not manufactured in compliance with cGMP regulations or with acceptable quality. There can be no assurance that the FDA or other similar regulatory agency will not put any of our product candidates on clinical hold in the future. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates. Clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

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

We have observed serious adverse events in conducting clinical trials of our product candidates. The most common treatment-related serious adverse event observed to date with ziftomenib, occurring in more than 10% of patients, is DS. While no Grade 4 or Grade 5 treatment-related DS has been observed in patients with NPM1-mutated AML treated with ziftomenib, we note that during its review of the NDA for ziftomenib for the treatment of adult patients with NPM1-mutated AML, the FDA adjudicated two cases with fatal outcomes where DS could not be ruled out as a contributing factor, although the investigators who reported such cases suspected alternate etiologies. Other treatment-related serious adverse events observed with ziftomenib monotherapy, occurring in fewer than 10% of patients, include febrile neutropenia, leukocytosis, dyspnea, pulmonary embolism, nausea, diarrhea, and increased white blood cell count. Across ongoing combination studies with ziftomenib, the most common treatment-related serious adverse events observed to date include DS, febrile neutropenia, sepsis, and tumor lysis syndrome.

Our FIT-001 trial represents the first time our darlifarnib compound has been tested in humans. To date, treatment-related serious adverse events have been reported in fewer than 15% of patients treated with darlifarnib, and include neutropenia, febrile neutropenia, anemia, thrombocytopenia, and pneumonia.

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

International trade policies, including tariffs, sanctions and trade barriers, may adversely affect our business, financial condition, results of operations and prospects.*

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 through March 31, 2026, were $43.00 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of March 31, 2026, we had 4,170,290 shares of common stock available for grant under the 2014 Plan, options to purchase up to an aggregate of 15,799,492 shares of common stock outstanding, 2,253,663 unvested restricted stock units outstanding and 824,433 unvested performance-based restricted stock units outstanding. Also, pursuant to our 2023 Inducement Option Plan, as amended, or Inducement Plan, we are authorized to grant nonstatutory stock options to individuals that were not previously our employees or directors (or following a bona fide period of non-employment), as an inducement material to the individuals’ entry into employment with us, pursuant to Nasdaq Listing Rule 5635(c)(4). As of March 31, 2026, we had 768,866 shares of common stock available for grant under the Inducement Plan and options to purchase up to an aggregate of 2,481,134 shares of common stock outstanding.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of March 31, 2026, we had 327,697 shares of common stock reserved for future issuance under the ESPP.

Further, as of March 31, 2026, warrants to purchase up to 26,078 shares of our common stock at an exercise price of $14.38 per share were outstanding.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. The OBBBA enacted in 2025, the Inflation Reduction Act of 2022 enacted in 2022, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, and legislation informally titled the Tax Cuts and Jobs Act enacted in 2017, made significant changes to the U.S. tax laws. For example, the Tax Cuts and Jobs Act required taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and experimental, or R&E, expenditures over five and fifteen years, respectively. The OBBBA restored the deductibility of domestic R&E expenditures in the year incurred for tax years beginning after December 31, 2024, but retained the capitalization and amortization requirement for foreign R&E expenditures. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

Our ability to use net operating loss carryforwards and certain other tax attributes to offset future taxable income or taxes may be limited.*

U.S. federal net operating losses incurred in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating loss carryforwards in a year is limited to 80% of taxable income in such year. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change in its equity ownership value over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced an ownership change in the past and we may also experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, in June 2024, California Senate Bill 167, or SB 167, was enacted into law. SB 167 provides for a three-year suspension on use of net operating losses under the California Personal Income Tax and Corporation Tax and a three-year cap on the use of business incentive tax credits to offset no more than $5 million of tax per year. As a result, if we earn net taxable income, we may be unable to use all or a material portion of our state net operating loss carryforwards and other tax attributes, which could potentially result in increased future tax liability to us and adversely affect our future cash flows.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2016, we entered into a loan and security agreement with Oxford Finance LLC, or Oxford, and Silicon Valley Bank, pursuant to which we issued to Oxford a warrant to purchase up to 33,988 shares of our common stock at an exercise price of $3.31 per share, or Oxford Warrant. In February 2026, Oxford exercised the Oxford Warrant in a cashless exercise resulting in the issuance of 20,318 shares of our common stock to Oxford.

The shares of our common stock issued to Oxford upon exercise of the Oxford Warrant were offered and sold in reliance upon the exemption from registration provided by Section 4(a)(2) under the Securities Act. The Notice of Exercise and Oxford Warrant contain representations to support our reasonable belief that Oxford had access to information concerning our operations and financial condition, that Oxford is acquiring the securities for its own account and not with a view to the distribution thereof, and that Oxford is an “accredited investor” as defined by Rule 501 promulgated under the Securities Act.

ITEM 5. OTHER INFORMATION

Trading Plans

During the three months ended March 31, 2026, certain of our officers adopted, modified or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
Mollie Leoni, M.D., Chief Medical Officer	Termination***	March 19, 2026	X		99,531, and RSUs net shares to be received	December 31, 2026
Mollie Leoni, M.D., Chief Medical Officer	Adoption***	March 19, 2026	X		184,460, RSUs net shares to be received, and PSUs net shares to be received	March 31, 2027

______________________

* Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

*** Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on September 9, 2025 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 99.1)	1/29/2026	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Form of Warrant Agreement issued by the Registrant on November 2, 2022 to certain Lenders.		10-K (Exhibit 4.3)	2/23/2023	001-37620

4.3	Amended and Restated Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital, Inc.		10-K (Exhibit 4.4)	2/23/2023	001-37620

4.4	Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital IV, L.P.		10-K (Exhibit 4.5)	2/23/2023	001-37620

4.5**	Registration Rights Agreement, dated January 26, 2024, by and among the Registrant and the persons party thereto.		8-K (Exhibit 10.2)	1/26/2024	001-37620

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certifications of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

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

Kura Oncology, Inc.

Date: May 12, 2026	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer
(Principal Executive and Financial Officer)