Form 10-Q
period 2026-06-30
Kura Oncology, Inc.
filed 2026-08-12
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of the close of business on August 7, 2026, the registrant had 88,960,619 shares of Common Stock, $0.0001 par value, outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$70,242	$149,099
Short-term investments	448,783	518,141
Accounts receivable, net	9,446	8,804
Inventory	2,485	413
Prepaid expenses and other current assets	28,483	32,206
Total current assets	559,439	708,663
Property and equipment, net	7,586	7,855
Operating lease right-of-use assets	7,038	7,302
Other long-term assets	13,728	14,543
Total assets	$587,791	$738,363

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,392	$5,017
Accrued expenses and other current liabilities	54,812	61,697
Current operating lease liabilities	1,291	1,277
Current portion of long-term debt	4,217	—
Current portion of contract liabilities	55,481	48,983
Total current liabilities	118,193	116,974
Long-term debt, net of current portion	5,573	9,711
Long-term operating lease liabilities	13,374	9,469
Other long-term liabilities	3,616	3,165
Long-term contract liabilities	398,604	424,909
Total liabilities	539,360	564,228
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 88,954 and 87,855 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	9	9
Additional paid-in capital	1,365,383	1,347,190
Accumulated other comprehensive income (loss)	(1,213)	1,024
Accumulated deficit	(1,315,748)	(1,174,088)
Total stockholders’ equity	48,431	174,135
Total liabilities and stockholders’ equity	$587,791	$738,363

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Product revenue, net	$9,122	$—	$14,888	$—
Collaboration revenue	11,752	15,288	24,251	29,396
Total revenue	20,874	15,288	39,139	29,396
Operating Expenses
Cost of product sales	243	—	505	—
Research and development	61,891	62,785	127,154	118,758
Selling, general and administrative	31,750	25,169	63,305	48,004
Total operating expenses	93,884	87,954	190,964	166,762
Loss from operations	(73,010)	(72,666)	(151,825)	(137,366)
Other Income (Expense)
Interest and other income, net	5,033	6,935	10,859	14,814
Interest expense	(345)	(391)	(681)	(773)
Total other income, net	4,688	6,544	10,178	14,041
Loss before income taxes	(68,322)	(66,122)	(141,647)	(123,325)
Income tax expense	5	—	13	226
Net Loss	$(68,327)	$(66,122)	$(141,660)	$(123,551)

Net loss per share, basic and diluted	$(0.77)	$(0.75)	$(1.60)	$(1.41)
Weighted average number of shares used in computing net loss per share, basic and diluted	88,855	87,586	88,733	87,501

Comprehensive Loss
Net loss	$(68,327)	$(66,122)	$(141,660)	$(123,551)
Other comprehensive loss
Unrealized loss on short-term investments	(833)	(263)	(2,237)	(53)
Comprehensive loss	$(69,160)	$(66,385)	$(143,897)	$(123,604)

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2025	87,855	$9	$1,347,190	$1,024	$(1,174,088)	$174,135
Share-based compensation expense	—	—	8,416	—	—	8,416
Issuance of common stock under equity plans	470	—	69	—	—	69
Exercise of pre-funded warrants	417	—	—	—	—	—
Exercise of warrants	21	—	—	—	—	—
Other comprehensive loss	—	—	—	(1,404)	—	(1,404)
Net loss	—	—	—	—	(73,333)	(73,333)
Balance as of March 31, 2026	88,763	9	1,355,675	(380)	(1,247,421)	107,883
Share-based compensation expense	—	—	8,209	—	—	8,209
Issuance of common stock under equity plans	191	—	1,499	—	—	1,499
Other comprehensive loss	—	—	—	(833)	—	(833)
Net loss	—	—	—	—	(68,327)	(68,327)
Balance as of June 30, 2026	88,954	$9	$1,365,383	$(1,213)	$(1,315,748)	$48,431

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

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net loss	$(141,660)	$(123,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	16,625	14,791
Amortization of premium and accretion of discounts on short-term investments, net	(1,641)	(5,182)
Depreciation expense	724	465
Non-cash interest expense	217	271
Changes in operating assets and liabilities
Accounts receivable, net	(642)	(2,514)
Inventory	(2,072)	—
Prepaid expenses and other current assets	3,777	(8,551)
Operating lease right-of-use and other long-term assets	1,025	(2,922)
Accounts payable	(2,624)	235
Accrued expenses and other current liabilities	(6,557)	1,798
Operating lease liabilities	3,919	65
Other long-term liabilities	313	628
Contract liabilities	(19,807)	23,763
Net cash used in operating activities	(148,403)	(100,704)

Investing Activities
Maturities of short-term investments	259,998	342,596
Purchases of short-term investments	(191,236)	(383,314)
Purchases of property and equipment	(784)	(1,750)
Net cash provided by (used in) investing activities	67,978	(42,468)

Financing Activities
Proceeds from issuance of stock under equity plans	1,568	658
Net cash provided by financing activities	1,568	658
Net decrease in cash and cash equivalents	(78,857)	(142,514)
Cash and cash equivalents at beginning of period	149,099	224,462
Cash and cash equivalents at end of period	$70,242	$81,948

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

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, which includes the shares related to outstanding pre-funded warrants, but excludes other potential common stock equivalents. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little additional consideration, and are fully vested and exercisable. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period. As we have reported net loss for the three months ended June 30, 2026 and 2025, dilutive net loss per common share is the same as basic net loss per common share for those periods. Common stock equivalents outstanding are comprised of stock options, restricted stock units, or RSUs, performance-based restricted stock units, or PSUs, warrants and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Common stock equivalents outstanding at June 30, 2026 and 2025 totaling approximately 21,667,000 and 18,213,000, respectively, were excluded from the computation of dilutive weighted-average shares outstanding because their effect would be anti-dilutive.

Recent Accounting Pronouncements

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of certain costs and expenses on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. We are currently evaluating the impact of adopting ASU 2024-03.

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

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		June 30, 2026
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	1 or less	$15,595	$—	$—	$15,595

Short-term investments
U.S. Treasury securities	2 or less	400,000	102	(976)	399,126
U.S. Agency bonds	3 or less	49,996	—	(339)	49,657
Total short-term investments		449,996	102	(1,315)	448,783
Total		$465,591	$102	$(1,315)	$464,378

		December 31, 2025
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	1 or less	$119,910	$—	$—	$119,910

Short-term investments
U.S. Treasury securities	2 or less	464,623	1,042	—	465,665
U.S. Agency bonds	3 or less	52,494	11	(29)	52,476
Total short-term investments		517,117	1,053	(29)	518,141
Total		$637,027	$1,053	$(29)	$638,051

Short-term investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of June 30, 2026 and December 31, 2025, short-term investments of $306.9 million and $367.2 million, respectively, had maturities less than one year, short-term investments of $124.5 million and $135.9 million, respectively, had maturities between one to two years, and short-term investments of $17.4 million and $15.0 million, respectively, had maturities between two to three years. Realized gains and losses were de minimis for the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026 and December 31, 2025, 55 available-for-sale securities with a fair market value of $406.3 million and six available-for-sale securities with a fair market value of $22.5 million, respectively, were in a gross unrealized loss position. None of such securities were in a continuous unrealized loss position for greater than 12 months. We do not intend to sell such available-for-sale securities, and it is not more likely than not that we will be required to sell such securities prior to recovery of their amortized cost basis. Based on our review of these available-for-sale securities, the unrealized losses at June 30, 2026 were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. As such we have no allowance for credit losses as of June 30, 2026 and December 31, 2025. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss).

Accrued interest receivable on available-for-sale securities was $3.6 million and $3.8 million as of June 30, 2026 and December 31, 2025, respectively. We have not written off any accrued interest receivables for the six months ended June 30, 2026 and 2025.

4. Fair Value Measurements

As of June 30, 2026 and December 31, 2025, we had cash equivalents and short-term investments measured at fair value on a recurring basis.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	June 30, 2026
	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$15,595	$15,595	$—	$—

Short-term investments
U.S. Treasury securities	399,126	399,126	—	—
U.S. Agency bonds	49,657	—	49,657	—
Total short-term investments	448,783	399,126	49,657	—
Total	$464,378	$414,721	$49,657	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$119,910	$119,910	$—	$—

Short-term investments
U.S. Treasury securities	465,665	465,665	—	—
U.S. Agency bonds	52,476	—	52,476	—
Total short-term investments	518,141	465,665	52,476	—
Total	$638,051	$585,575	$52,476	$—

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy.

5. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	June 30, 2026	December 31, 2025
Leasehold improvements	$7,294	$6,919
Furniture and fixtures	1,959	1,878
Laboratory and computer equipment	1,943	1,958
Property and equipment, gross	11,196	10,755
Less: accumulated depreciation	(3,610)	(2,900)
Property and equipment, net	$7,586	$7,855

Accrued expenses and other current liabilities consisted of the following, in thousands:

	June 30, 2026	December 31, 2025
Product revenue allowances	$2,170	$377
Accrued clinical trial research and development expenses	20,086	23,276
Accrued other research and development expenses	14,655	12,041
Accrued compensation and benefits	14,344	22,372
Other accrued expenses	3,498	3,392
Income taxes payable	59	239
Total accrued expenses and other current liabilities	$54,812	$61,697

6. Leases

We currently have two operating leases for administrative and research and development office and lab space in San Diego, California and Boston, Massachusetts that expire between July 2031 and May 2033. Under the terms of the operating leases, as each may be amended from time to time, we are required to pay our proportionate share of property taxes, insurance and normal maintenance costs. Both of our leases include renewal options for an additional five years, which were not included in the determination of the right-of-use, or ROU, asset or lease liability as the renewal was not reasonably certain at the inception of the lease. Our Boston lease provided for $1.4 million in reimbursements for allowable tenant improvements and rent credits, which effectively reduced the total lease payments owed. Our San Diego research and development, lab, and principal executive office space lease entered into in January 2025 and amended in June 2025 provides (i) $2.4 million in rent credits, and (ii) a $6.2 million tenant improvement allowance expected to be fully received in the second half of 2026. The leases are also subject to additional variable charges for common area maintenance, property taxes, property insurance and other variable costs. Variable charges were not included in the measurement of our operating lease ROU assets.

Maturities of lease liabilities as of June 30, 2026 are as follows, in thousands:

Year Ending December 31,
2026 (remaining)	$867
2027	3,658
2028	3,755
2029	3,853
2030	3,954
Thereafter	7,214
Total lease payments	23,301
Less: imputed interest	(7,426)
Less: tenant improvement allowance reimbursements yet to be received	(1,210)
Total operating lease liabilities	$14,665

As of June 30, 2026 and December 31, 2025, the weighted-average discount rate was 12.3% in both periods, and the weighted-average remaining lease term was 6.2 years and 6.4 years, respectively.

Total cash paid for amounts included in the measurement of operating lease liabilities, net of tenant improvement reimbursements, for the three months ended June 30, 2026 and 2025 were $0.3 million and $0.4 million, respectively. Tenant improvement reimbursements, net of cash paid for amounts included in the measurement of operating lease liabilities, was $3.0 million for the six months ended June 30, 2026. Total cash paid for amounts included in the measurement of operating lease liabilities, net of tenant improvement reimbursements, was $0.9 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, there were no operating lease ROU assets obtained in exchange for operating lease liabilities compared to $2.7 million for the six months ended June 30, 2025.

Total operating lease and rent expense for the three months ended June 30, 2026 and 2025 were approximately $0.6 million and $0.8 million, respectively. Total operating lease and rent expense for the six months ended June 30, 2026 and 2025 were approximately $1.2 million and $1.6 million, respectively.

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

As of June 30, 2026, we have received or expected to receive $597.1 million under the Kyowa License Agreement, consisting of $570.0 million in upfront and milestone payments and $27.1 million in profit and loss and expense sharing. We are eligible to receive an additional $693.0 million in development, regulatory, and commercial milestone payments for the existing field (i.e., AML and other hematologic malignancies) and, if Kyowa Kirin exercises its option to expand the ROW License, an additional $228.0 million in upfront payments and development, regulatory, and commercial milestone payments for the expanded field (i.e., gastrointestinal stromal tumors and other solid tumor indications), totaling up to $1.491 billion in upfront and milestone payments in the aggregate. We are also eligible to receive tiered double-digit royalties on sales of ziftomenib outside of the United States.

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

As of June 30, 2026, the transaction price of $597.1 million includes fixed consideration and variable consideration to the extent that it is probable that a significant reversal of revenue recognized will not occur. The transaction price excludes variable consideration when uncertainties related to development, regulatory and commercial outcomes exist.

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

For the three and six months ended June 30, 2026, we recognized $6.2 million and $13.4 million, respectively, of revenue from development services for monotherapy, and $5.6 million and $10.9 million, respectively, of revenue from development services in combination with other therapies. Collaboration revenue recognized for the three and six months ended June 30, 2026 was included in contract liabilities as of December 31, 2025.

As of June 30, 2026, the total contract liability was $454.1 million, of which $55.5 million was classified as current, and $398.6 million was classified as long-term. As of June 30, 2026, the remaining unrecognized consideration allocated to the development services for monotherapy was $20.9 million and to the development services in combination with other therapies was $156.4 million. As of June 30, 2026, $276.8 million of consideration allocated to commercialization services and profit and loss and expense sharing received or expected to be received was constrained and included in contract liabilities, of which $8.7 million was classified as current, and $268.1 million was classified as long-term.

8. Stockholders’ Equity

In November 2023, we entered into a Sales Agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

In November 2022, we entered into a loan and security agreement with several banks and other financial institutions or entities party thereto, or collectively the Lenders, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders, which was amended in October 2023 and October 2025, or the Loan Agreement. In connection with the Loan Agreement, we issued warrants to certain of the Lenders to purchase up to 26,078 shares of our common stock at an exercise price of $14.38 per share, which remained outstanding as of June 30, 2026.

9. Share-Based Compensation

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$3,238	$2,714	$6,453	$6,041
Selling, general and administrative	4,971	4,235	10,172	8,750
Total share-based compensation expense	$8,209	$6,949	$16,625	$14,791

As of June 30, 2026, unrecognized estimated compensation expense related to stock options, RSUs and PSUs was approximately $48.7 million, $19.5 million, and $0.5 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.7 years, 2.9 years, and 0.3 years, respectively. As of June 30, 2026, the vesting of PSUs covering 436,667 shares of common stock were determined to not be probable and have not been included in share-based compensation expense or unrecognized estimated compensation expense.

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

The table below is a summary of the segment profit or loss, including significant expenses, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Product revenue, net	$9,122	$—	$14,888	$—
Collaboration revenue	11,752	15,288	24,251	29,396
Total revenue	20,874	15,288	39,139	29,396
Less:
Cost of product sales	243	—	505	—
Ziftomenib-related costs	34,938	37,584	71,818	67,531
Darlifarnib-related costs	5,985	6,141	12,553	11,376
Discovery stage program-related costs	1,901	1,490	3,301	3,579
Research and development personnel costs and other expenses	15,829	14,856	33,029	30,231
Share-based compensation expense	8,209	6,949	16,625	14,791
Other segment expenses(1)	26,779	20,934	53,133	39,254
Total operating expenses	93,884	87,954	190,964	166,762
Other income (expenses)
Interest and other income, net	5,033	6,935	10,859	14,814
Interest expense	(345)	(391)	(681)	(773)
Income tax expense	(5)	—	(13)	(226)
Segment and net loss	$(68,327)	$(66,122)	$(141,660)	$(123,551)

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

KOMZIFTI® (ziftomenib)

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

For the six months ended June 30, 2026, we achieved $14.9 million in KOMZIFTI net product revenue.

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

We have made significant progress in securing insurance coverage and reimbursement for KOMZIFTI in the United States. We have secured parity coverage for more than 95% of covered lives in the United States. Among private payors, several published policies require patients with relapsed or refractory NPM1-mutated AML to step through KOMZIFTI first before receiving other available menin inhibitors.

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

We anticipate presenting updated long-term data from the KOMET-007 Phase 1b trial, including durability, survival, and MRD outcomes, in the second half of 2026.

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

On June 14, 2026, we shared long-term results from our evaluation of ziftomenib with 7+3 in newly diagnosed NPM1-mutated or KMT2A-rearranged AML from the KOMET-007 trial in an oral presentation at the European Hematology Association Congress. The presentation featured results from 99 patients treated with ziftomenib in combination with 7+3 as of the data cutoff of April 10, 2026. Among all 99 response-evaluable patients, CRc rates were 96% (47/49) and 90% (45/50), with local CRc MRD-negativity rates of 85% (40/47) and 82% (32/39), in patients with NPM1 mutations and KMT2A rearrangements, respectively. Median OS was not reached, with median follow-up of 17.6 months for patients with NPM1-mutated AML and 11.0 months for patients with KMT2A-rearranged AML. At 12 months, OS rates were 94% for NPM1-mutated AML and 71% for KMT2A-rearranged AML. At data cutoff, median CR duration had not been reached for NPM1-mutated AML and was 12.0 months for KMT2A-rearranged AML. Treatment-emergent adverse events were similar between the two patient subgroups, and low rates of additive myelosuppression were observed. No Grade 4 DS or QTc prolongation events were reported. Four patients (4%) experienced Grade 3 DS; all cases successfully resolved with protocol-specified mitigation and three continued on ziftomenib treatment. Three patients (3%) experienced Grade 3 investigator-assessed QTc prolongation (all three on azole antifungals, fluoroquinolones, or other medications at time of assessment; one with ongoing hypokalemia and hypomagnesemia); none were assessed as ziftomenib-related and all QTc events successfully resolved with all patients continuing on ziftomenib treatment.

Combination with Intensive Chemotherapy (7+3) and Quizartinib in NPM1/FLT3-ITD Co-Mutated AML

In October 2025, we and Kyowa Kirin announced dosing of the first patient in a cohort of the KOMET-007 trial evaluating the safety, tolerability and activity of ziftomenib in combination with 7+3 plus quizartinib in patients with newly diagnosed NPM1/FLT3-ITD co-mutated AML. We continue to advance the enrollment of patients in this cohort and anticipate presenting preliminary data in the second half of 2026.

Relapsed or Refractory AML

Combination with Non-Intensive Chemotherapy (Venetoclax/Azacitidine) in NPM1-Mutated or KMT2A-Rearranged AML

We are evaluating ziftomenib in combination with venetoclax and azacitidine in patients with relapsed or refractory NPM1-mutated or KMT2A-rearranged AML in our Phase 1 KOMET-007 trial.

We have completed enrollment of patients with relapsed or refractory NPM1-mutated AML in the dose expansion cohort evaluating the combination of ziftomenib with venetoclax and azacitidine. On June 2, 2026, we announced the publication in Blood of updated results from our evaluation of this combination. The publication reports data from 64 response-evaluable patients, 27 of whom were treated in Phase 1a dose escalation and 37 of whom were treated in Phase 1b expansion, as of the January 16, 2026 data cutoff date. Patients had received 1 to 8 prior lines of therapy (median of 1), and 37 patients (55%) had prior venetoclax exposure. Robust clinical activity was observed in patients with relapsed or refractory NPM1-mutated AML across all ziftomenib dose levels, with nearly two-thirds of all patients experiencing clinically meaningful, deep, and durable responses. In addition, rapid responses were observed, with a median time to CRc of 3.9 weeks.

In venetoclax-naïve patients treated with the recommended once-daily dose of 600 mg of ziftomenib in combination with venetoclax and azacitidine, the ORR was 87% and the CRc rate was 70%, with 75% central MRD negativity. The median duration of CRc response was 9.2 months (95% CI, 5.8-NE). Median OS was not reached after median follow-up of 10.7 months in this population.

In venetoclax-experienced patients treated with a once-daily dose of 600 mg of ziftomenib in combination with venetoclax and azacitidine, the ORR was 48% and the CRc rate was 24%, with 50% central MRD negativity. The median duration of CRc response was 8.6 months (95% CI, 1.6-NE). After median follow-up of 9.9 months, this population experienced median OS of 7.4 months.

The triplet combination was well tolerated, with a safety profile consistent with that reported for the venetoclax and azacitidine combination alone. Two patients treated with the triplet experienced DS, and both events resolved with protocol-specified mitigation. One case of ziftomenib-related QTc prolongation was observed, and the event resolved without a change or interruption in dose.

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

While the FDA approval of KOMZIFTI marked the completion of our clinical evaluation of ziftomenib as a monotherapy for adult patients with relapsed or refractory NPM1-mutated AML in the United States, we continue to evaluate ziftomenib as a monotherapy in patients with non-NPM1-mutated and non-KMT2A-rearranged AML and in patients with KMT2A-rearranged acute lymphoblastic leukemia under the KOMET-001 protocol. We anticipate presenting an exploratory analysis from our evaluation of ziftomenib monotherapy activity in molecularly defined, MEIS1-associated non-NPM1-mutated and non-KMT2A-rearranged AML in the second half of 2026.

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

Clinical Development of Ziftomenib in Gastrointestinal Stromal Tumors

In April 2025, we dosed the first patients in a Phase 1 trial evaluating ziftomenib in combination with imatinib in patients with advanced gastrointestinal stromal tumors after imatinib failure, which we refer to as the KOMET-015 trial. We are advancing the combination in dose escalation and have reached a range of dose levels with encouraging safety and tolerability.

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

Farnesyl Transferase Inhibitor Development Program

Darlifarnib

Darlifarnib is our next-generation farnesyl transferase inhibitor. Darlifarnib inhibits farnesylation of the RHEB protein, resulting in selective mTORC1 inhibition while sparing mTORC2. This mechanism has potential to enhance the activity of multiple targeted therapies where complementary inhibition of oncogenic pathways may improve clinical outcomes. We are evaluating the safety, tolerability, pharmacokinetics, pharmacodynamics and preliminary antitumor activity of darlifarnib in a Phase 1 first-in-human trial, which we call the FIT-001 trial. The FIT-001 trial includes multiple cohorts to evaluate darlifarnib in combination with other targeted therapies in large solid tumor indications.

Darlifarnib in Combination with Cabozantinib in RCC

As part of our FIT-001 trial, we are evaluating darlifarnib in combination with cabozantinib in patients with clear cell renal cell carcinoma, or ccRCC, and patients with non-clear cell renal cell carcinoma, or RCC. In February 2026, we initiated a global, randomized Phase 1b dose expansion study evaluating darlifarnib plus cabozantinib against cabozantinib alone to establish the recommended Phase 3 dose for the combination in cabozantinib-naïve patients with advanced or metastatic ccRCC.

On April 17, 2026, we announced new preliminary data from a subset analysis of FIT-001 patients with ccRCC who were previously treated with cabozantinib, a population that typically derives limited benefit from subsequent therapy. Results were presented at the 2026 International Kidney Cancer Symposium (IKCS): Europe in Paris, France. In 16 patients with ccRCC who had previously received cabozantinib, the ORR was 44% and the disease control rate was 94%. Tumor shrinkage was observed in 75% of patients, with reductions ranging from 32% to 47% among responders. A manageable safety profile was demonstrated across all RCC patients at multiple dose levels, including the full FDA-approved dose of cabozantinib.

On July 24, 2026, we shared updated Phase 1a dose-escalation data from the combination of darlifarnib and cabozantinib in an oral presentation at the 2026 Kidney Cancer Research Summit, or KCRS. The presentation highlighted long-term follow-up results in heavily pretreated cabozantinib-naïve patients with advanced ccRCC. Across the dose levels evaluated, the ORR ranged from 33% to 50% and median progression-free survival was 13 months. Median duration of response was not estimable at most dose levels assessed because multiple responses remained ongoing at the time of data cutoff. Durable clinical benefit was observed across all evaluated dose levels, with more than half of the 34 cabozantinib-naïve patients remaining on treatment at data cutoff. As reported at KCRS, the safety and tolerability profile of the combination was manageable and generally consistent with reported safety profiles of the individual agents.

We expect to complete enrollment in the FIT-001 Phase 1b study evaluating darlifarnib plus cabozantinib in cabozantinib-naïve ccRCC in the first half of 2027 and to report initial clinical data in the second half of 2027.

Darlifarnib in Combination with Adagrasib in KRAS-Mutant Cancers

Preclinical studies of darlifarnib have shown enhanced anti-tumor activity across multiple classes of RAS inhibitors, including mutant-selective and multi-selective RAS(ON) inhibitors, as well as pan-KRAS and pan-RAS approaches, and demonstrated tumor regressions in models previously exposed to KRAS inhibitor therapy. These data support darlifarnib’s broad applicability across the evolving RAS inhibitor landscape, including mutant-selective, pan-KRAS and RAS(ON) multiselective inhibitors.

We are evaluating darlifarnib in combination with adagrasib in patients with KRASG12C-mutated non-small cell lung cancer, or NSCLC, colorectal cancer, or CRC, and pancreatic ductal adenocarcinoma, or PDAC, as part of our FIT-001 trial. Under the terms of a clinical collaboration agreement with Mirati Therapeutics, Inc., or Mirati, a wholly owned subsidiary of Bristol Myers Squibb, we sponsor the trial and Mirati supplies us with adagrasib, a KRASG12C inhibitor, for use in the trial. On May 30, 2026, we presented preliminary clinical data from the dose escalation portion of the FIT-001 trial evaluating the combination of darlifarnib and adagrasib at the 2026 American Society of Clinical Oncology Annual Meeting, or ASCO. Among 26 response-evaluable patients, tumor shrinkage was observed in 77% of patients overall and in 94% of KRAS inhibitor-naïve patients. Confirmed objective response rates included 67% in PDAC, 50% in NSCLC, and 29% in KRAS inhibitor-naïve CRC. Clinical activity was also observed in patients previously treated with KRAS inhibitors. The combination of darlifarnib with adagrasib demonstrated a manageable safety profile, with observed adverse events consistent with expected on-target effects.

Darlifarnib Combination Platform Study

On June 3, 2026, we announced a new platform study designed to evaluate darlifarnib across multiple targeted therapy combinations and disease settings. The flexible design is intended to allow combinations with both approved and investigational targeted therapies in multiple tumor types, add new arms over time, and advance successful combinations into dedicated registrational studies. We anticipate initiation of a Phase 1a study in the first planned platform combination — darlifarnib with daraxonrasib in KRAS-mutant pancreatic cancer — in the first half of 2027.

Darlifarnib as a Monotherapy

Preliminary data from the FIT-001 trial evaluating darlifarnib as a monotherapy in RAS-altered advanced solid tumors were presented at the European Society for Medical Oncology, or ESMO, in October 2025. The data presented at ESMO indicate that darlifarnib has a manageable safety and tolerability profile when administered at doses from 3 to 10 mg per day. Encouraging antitumor activity was observed in advanced HRAS-mutated solid tumors across multiple dose levels, demonstrating on-target activity and a broad therapeutic window.

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

Liquidity Overview

As of June 30, 2026, we had cash, cash equivalents and short-term investments of $519.0 million.

In November 2024, we entered into the Kyowa License Agreement to develop and commercialize globally ziftomenib for the treatment of patients with AML and other hematologic malignancies, which may be expanded into other oncology indications at the option of Kyowa Kirin, subject to certain conditions. As of June 30, 2026, we have received or expected to receive $597.1 million under the Kyowa License Agreement, consisting of $570.0 million in upfront and milestone payments and $27.1 million in profit and loss and expense sharing.

In November 2023, we entered into a Sales Agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., or the ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

In November 2022, we entered into a loan and security agreement with several banks and other financial institutions or entities party thereto, or collectively the Lenders, and Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, which was amended in October 2023 and October 2025, or the Loan Agreement, providing for up to $125.0 million in a series of term loans, or Term Loans. Under the terms of the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million tranche of Term Loans. The remaining tranches of Term Loans expired without us drawing down such additional loans. The Term Loans have a maturity date of November 2, 2027, or the Maturity Date. Repayment of the Term Loans is interest only until May 1, 2027. After the interest-only payment period, borrowings under the Loan Agreement are repayable in monthly payments of principal and accrued interest until the Maturity Date. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%. As of June 30, 2026, the interest rate on the Term Loans was 9.15%.

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

Revenue from Collaborations and Licenses

We generate revenue primarily through collaboration and license agreements, such as the Kyowa License Agreement. Such agreements may require us to deliver various rights and/or services, including intellectual property rights or licenses and research, development and other services. Under such agreements, we are generally eligible to receive non-refundable upfront payments, funding for research, development and other services, milestone payments and royalties.

Cost of Product Sales

Cost of product sales consists primarily of direct and indirect costs related to the manufacture of KOMZIFTI for commercial sale, including internal manufacturing related staff costs, third-party manufacturing and packaging costs, raw material and component costs, freight-in, storage costs and royalties on product sales. Prior to the FDA approval of KOMZIFTI in November 2025, costs incurred for the manufacture of KOMZIFTI were recorded as research and development expenses, which resulted in zero-cost inventory. As a result, the cost of product sales related to KOMZIFTI will initially reflect a lower average per unit cost of materials, as previously expensed zero-cost inventory is utilized for commercial production and sold to customers. We expect the cost of product sales for KOMZIFTI to increase in relation to product revenues as we deplete these inventories.

Research and Development Expenses

We focus on the research and development of our pipeline programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of June 30, 2026, we had no in-licensed technologies that had alternative future uses in research and development projects or otherwise.

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

Other Income, Net

Other income, net consists primarily of interest income and interest expense.

Results of Operations

The following table sets forth our results of operations for the periods presented, in thousands:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2026	2025	Change	2026	2025	Change
Product revenue, net	$9,122	$—	$9,122	$14,888	$—	$14,888
Collaboration revenue	11,752	15,288	(3,536)	24,251	29,396	(5,145)
Cost of product sales	243	—	243	505	—	505
Research and development expenses	61,891	62,785	(894)	127,154	118,758	8,396
Selling, general and administrative expenses	31,750	25,169	6,581	63,305	48,004	15,301
Other income, net	4,688	6,544	(1,856)	10,178	14,041	(3,863)

Comparison of the Three Months Ended June 30, 2026 and 2025

Product Revenue, net. We recognized product revenue, net, of $9.1 million for the three months ended June 30, 2026 related to sales of KOMZIFTI in the United States, following FDA approval in November 2025. We generated no product revenue during the three months ended June 30, 2025.

Collaboration Revenue. For the three months ended June 30, 2026 and 2025, we recognized $11.8 million and $15.3 million, respectively, of collaboration revenue related to services performed under the Kyowa License Agreement.

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended
	June 30,
	2026	2025	Change
Ziftomenib-related costs	$34,938	$37,584	$(2,646)
Darlifarnib-related costs	5,985	6,141	(156)
Discovery stage program-related costs	1,901	1,490	411
Personnel costs and other expenses	15,829	14,856	973
Share-based compensation expense	3,238	2,714	524
Total research and development expenses	$61,891	$62,785	$(894)

The decrease in ziftomenib-related research and development expenses for the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to the timing of clinical development activities. The increase in personnel costs and other expenses for the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to increases in headcount costs to support our ongoing clinical trials. We expect our research and development expenses to increase in future periods as we continue clinical development activities for our ziftomenib and darlifarnib programs.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses for the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to increases in personnel costs and professional services expenses. We expect our selling, general and administrative expenses to increase in future periods to support our planned increases in research and development and commercialization activities.

Other income, net. The decrease in other income, net for the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to a decrease in interest income.

Comparison of the Six Months Ended June 30, 2026 and 2025

Product Revenue, net. We recognized product revenue, net, of $14.9 million for the six months ended June 30, 2026 related to sales of KOMZIFTI in the United States, following FDA approval in November 2025. We generated no product revenue during the six months ended June 30, 2025.

Collaboration Revenue. For the six months ended June 30, 2026 and 2025, we recognized $24.3 million and $29.4 million, respectively, of collaboration revenue related to services performed under the Kyowa License Agreement.

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Six Months Ended
	June 30,
	2026	2025	Change
Ziftomenib-related costs	$71,818	$67,531	$4,287
Darlifarnib-related costs	12,553	11,376	1,177
Discovery stage program-related costs	3,301	3,579	(278)
Personnel costs and other expenses	33,029	30,231	2,798
Share-based compensation expense	6,453	6,041	412
Total research and development expenses	$127,154	$118,758	$8,396

The increase in ziftomenib-related research and development expenses for the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to increases in costs related to ziftomenib combination trials, including our registration-directed frontline clinical trials. The increase in darlifarnib-related research and development expenses for the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to increased costs related to our Phase 1 clinical trial. The increase in personnel costs and other expenses for the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to increases in headcount costs to support our ongoing clinical trials.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses for the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to increases in personnel costs, professional services expenses, travel expenses and non-cash share-based compensation expense.

Other income, net. The decrease in other income, net for the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to a decrease in interest income.

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

In November 2024, we entered into the Kyowa License Agreement to develop and commercialize globally ziftomenib for the treatment of patients with AML and other hematologic malignancies, which may be expanded into other oncology indications at the option of Kyowa Kirin, subject to certain conditions. As of June 30, 2026, in exchange for the licenses and rights granted to Kyowa Kirin to participate in the development and commercialization of ziftomenib, we received or expected to receive $597.1 million.

In November 2023, we entered into the ATM Facility under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the ATM Facility.

In November 2022, we entered into the Loan Agreement with the Lenders and Hercules, in its capacity as administrative agent and collateral agent for itself and the Lenders, providing for up to $125.0 million in a series of Term Loans. Under the terms of the Loan Agreement, we borrowed $10.0 million of an initial $25.0 million tranche of Term Loans. The remaining tranches of Term Loans expired without us drawing down such additional loans. The Maturity Date for the Term Loans is November 2, 2027. Repayment of the Term Loans is interest only until May 1, 2027. After the interest-only payment period, borrowings under the Loan Agreement are repayable in monthly payments of principal and accrued interest until the Maturity Date. The per annum interest rate for the Term Loans is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%. As of June 30, 2026, the interest rate on the Term Loans was 9.15%.

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

We have incurred operating losses and negative cash flows from operating activities since inception. As of June 30, 2026, we had an accumulated deficit of $1.3 billion. Although we have recorded product revenue related to KOMZIFTI, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of KOMZIFTI and, following regulatory approval, other products, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of collaborators or potential collaborators. In addition, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

As of June 30, 2026, we had cash, cash equivalents and short-term investments of $519.0 million. We believe that our cash, cash equivalents and short-term investments as of June 30, 2026 will be sufficient to fund our current operating plan into the fourth quarter of 2027. In addition, when combined with the anticipated $180.0 million in payments under the Kyowa License Agreement, we expect to have sufficient capital to advance our ziftomenib AML program through the first topline results from KOMET-017, anticipated in 2028. Our future capital requirements will depend on many factors, including:

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

We are subject to all of the risks incident to the development and commercialization of new therapeutic products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We may need substantial additional funding in connection with our continuing operations.

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

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Six Months Ended June 30,
	2026	2025	Change
Net cash used in operating activities	$(148,403)	$(100,704)	$(47,699)
Net cash provided by (used in) investing activities	67,978	(42,468)	110,446
Net cash provided by financing activities	1,568	658	910

Operating Activities. The increase of $47.7 million in net cash used in operating activities for the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to increases of $18.1 million in net loss and changes in operating assets and liabilities of $35.2 million, offset by increases of $3.5 million in amortization of premiums and accretion of discounts on short-term investments and $1.8 million in non-cash share-based compensation.

Investing Activities. The increase of $110.5 million in net cash provided by investing activities for the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to decreases of $192.1 million in purchases of short-term investments and $1.0 million in purchases of property and equipment, offset by a decrease of $82.6 million in maturities of short-term investments.

Financing Activities. Net cash provided by financing activities for both the six months ended June 30, 2026 and 2025 related to proceeds from the issuance of shares of common stock under our equity plans.

Contractual Obligations and Commitments

We have borrowed $10.0 million of Term Loans under our Loan Agreement, which requires us to make principal and interest payments. The Term Loans are subject to variable changes in the per annum interest rate, which is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%. As of June 30, 2026, the interest rate on the Term Loans was 9.15%. In addition, an end of term fee will be due in an amount equal to approximately $1.5 million (which is 6.05% of the maximum amount of the first tranche of loans), payable on the earliest of the Maturity Date, acceleration or prepayment of the Term Loans.

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

Pursuant to our in-license agreements, we have milestone and contractual payment obligations contingent upon the achievement of certain milestones or events. We may be required to pay up to approximately $76.8 million in milestone payments, plus additional sales royalties and sublicense fees, in the event that regulatory and commercial milestones under the in-license agreements are achieved. Our in-license agreements are cancelable by us with written notice within 180 days or less.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We are highly dependent on the success of the continued development of ziftomenib and darlifarnib, and we cannot give any assurance that ziftomenib, darlifarnib or any of our other product candidates will receive regulatory approval in any indications, which is necessary before they can be commercialized in such indications. Even if our product candidates receive regulatory approval and are commercialized in such indications, they may be less competitive and generate less revenue than we anticipate.
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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about government-funded reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often, but not always, follow CMS’s decisions regarding coverage and reimbursement. It is difficult to predict what CMS will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. One payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. We or our collaborators may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Nonetheless, our products may not be considered medically necessary or cost-effective.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our products. In addition, drug-pricing by pharmaceutical companies has come under increased scrutiny. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing by requiring drug companies to notify insurers and government regulators of price increases and provide an explanation of the reasons for the increase, reduce the out-of-pocket cost of prescription drugs, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. Further, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least seven years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to 20 products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. We expect to experience pricing pressures in connection with the sale of our products, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market.

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
•
some state and local laws require certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales representatives; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures, and/or drug pricing.

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

If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers, starting in 2013, that due to subsequent legislative amendments, will stay in effect until 2032. Additionally, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. These laws and other potential legislation may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

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

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, in September 2025, the current administration announced agreements with major pharmaceutical companies that requires the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals include, for example, (1) directives to reduce agency workforce and cut programs; (2) directing HHS to lower prescription drug costs for Medicare through a variety of initiatives; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could result in additional legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on June 15, 2026, the FDA approved Colorado’s Section 804 Importation Program, or SIP, proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this and Florida’s similar program, approved by the FDA in 2024, will be implemented and whether they will overcome potential legal, regulatory, or industry challenges in the United States and/or Canada. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Future legislation could potentially change drug pricing dynamics. We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business.

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

Risks Related to the Discovery and Development of Our Product Candidates

We are highly dependent on the success of the continued development of ziftomenib and darlifarnib, and we cannot give any assurance that ziftomenib, darlifarnib or any of our other product candidates will receive regulatory approval in any indications, which is necessary before they can be commercialized in such indications. Even if our product candidates receive regulatory approval and are commercialized in such indications, they may be less competitive and generate less revenue than we anticipate.*

Currently, ziftomenib’s marketing approval in the United States is limited to use as a monotherapy in adult patients with relapsed or refractory NPM1-mutated AML, which represents a small patient population. Our future success is highly dependent on obtaining regulatory approval for, and then successfully commercializing, ziftomenib in AML both in combination with other therapies and in the frontline setting.

Our future success further depends on the successful development and commercialization of darlifarnib and other product candidates. Our product candidates will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, regulatory approval in one or more jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote any product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approvals. Although the scope of regulatory approval is similar in other countries, in some countries there are additional regulatory requirements and potential regulatory risks and we cannot predict success in these jurisdictions.

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

We anticipate that our current product candidates and any future product candidates may be used in combination with third-party drugs or biologics, some of which may still be in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such drugs or biologics.*

We are currently developing our product candidates, and may develop future product candidates, for use in combination with one or more other cancer therapies, such as venetoclax, azacitidine, cytarabine, daunorubicin, quizartinib, gilteritinib, FLAG-IDA, LDAC and imatinib, in the case of ziftomenib, and cabozantinib, adagrasib, and daraxonrasib, in the case of darlifarnib, or other drugs, both approved and unapproved. Our ability to develop and ultimately commercialize our current product candidates and any future product candidates used in combination with another drug or biologic will depend on our ability, or the ability of third-party clinical trial sites on which we rely, to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with the commercialized product, if approved. We cannot be certain that we, or third-party clinical trial sites on which we rely, will be able to secure a steady supply of such drugs or biologics on commercially reasonable terms or at all.

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

We have observed serious adverse events in conducting clinical trials of our product candidates. The most common treatment-related serious adverse event observed to date with ziftomenib monotherapy, occurring in more than 10% of patients, is DS. While no Grade 4 or Grade 5 treatment-related DS has been observed in patients with NPM1-mutated AML treated with ziftomenib, we note that during its review of the NDA for ziftomenib for the treatment of adult patients with NPM1-mutated AML, the FDA adjudicated two cases with fatal outcomes where DS could not be ruled out as a contributing factor, although the investigators who reported such cases suspected alternate etiologies. Other treatment-related serious adverse events observed with ziftomenib monotherapy, occurring in fewer than 10% of patients, include febrile neutropenia, leukocytosis, dyspnea, pulmonary embolism, nausea, diarrhea, and increased white blood cell count. Across ongoing combination studies with ziftomenib, the most common treatment-related serious adverse events observed to date include DS, febrile neutropenia, sepsis, pneumonia, vomiting, and tumor lysis syndrome.

Our FIT-001 trial represents the first time our darlifarnib compound has been tested in humans. To date, treatment-related serious adverse events have been reported in fewer than 15% of patients treated with darlifarnib, and the most commonly reported events include neutropenia, febrile neutropenia, anemia, thrombocytopenia, and pneumonia.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 through June 30, 2026, were $43.00 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of June 30, 2026, we had 10,691,119 shares of common stock available for grant under the 2014 Plan, options to purchase up to an aggregate of 15,818,261 shares of common stock outstanding, 2,219,116 unvested restricted stock units outstanding and 824,433 unvested performance-based restricted stock units outstanding. Also, pursuant to our 2023 Inducement Option Plan, as amended, or Inducement Plan, we are authorized to grant nonstatutory stock options to individuals that were not previously our employees or directors (or following a bona fide period of non-employment), as an inducement material to the individuals’ entry into employment with us, pursuant to Nasdaq Listing Rule 5635(c)(4). As of June 30, 2026, we had 509,100 shares of common stock available for grant under the Inducement Plan and options to purchase up to an aggregate of 2,732,150 shares of common stock outstanding.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of June 30, 2026, we had 2,655,344 shares of common stock reserved for future issuance under the ESPP.

Further, as of June 30, 2026, warrants to purchase up to 26,078 shares of our common stock at an exercise price of $14.38 per share were outstanding.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. The OBBBA enacted in 2025, the Inflation Reduction Act enacted in 2022, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, and legislation informally titled the Tax Cuts and Jobs Act enacted in 2017, made significant changes to the U.S. tax laws. For example, the Tax Cuts and Jobs Act required taxpayers to capitalize and amortize U.S.-based and non-U.S.-based research and experimental, or R&E, expenditures over five and fifteen years, respectively. The OBBBA restored the deductibility of domestic R&E expenditures in the year incurred for tax years beginning after December 31, 2024, but retained the capitalization and amortization requirement for foreign R&E expenditures. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

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

ITEM 5. OTHER INFORMATION

Trading Plans

During the three months ended June 30, 2026, certain of our officers adopted, modified or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Total Shares to be Sold	Expiration Date
Teresa Bair, Chief Legal Officer	Termination(3)	May 20, 2026	X		218,021 shares, and ESPP net shares to be purchased	December 5, 2026
Teresa Bair, Chief Legal Officer	Adoption(3)	May 20, 2026	X		235,718 shares, and ESPP net shares to be purchased	May 31, 2027
Brian Powl, Chief Commercial Officer	Termination(4)	May 22, 2026	X		219,434 shares, options net shares unsold, RSUs net shares to be received, and ESPP net shares to be purchased	December 31, 2026
Brian Powl, Chief Commercial Officer	Adoption(4)	May 22, 2026	X		226,332 shares, options net shares unsold, RSUs net shares to be received, and ESPP net shares to be purchased	May 31, 2027
Kathleen Ford, Chief Operating Officer	Adoption	May 29, 2026	X		30,000 shares, options net shares unsold, PSUs and RSUs net shares to be received, and ESPP net shares to be purchased	May 31, 2027

______________________

(1) Intended to satisfy the affirmative defense of Rule 10b5-1(c)

(2) Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

(3) Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on September 4, 2025 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

(4) Represents the modification, as described in Rule 10b5-1(c)(1)(iv) under the Exchange Act, of a written plan adopted on December 18, 2025 that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

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

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 99.1)	1/29/2026	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Form of Warrant Agreement issued by the Registrant on November 2, 2022 to certain Lenders.		10-K (Exhibit 4.3)	2/23/2023	001-37620

4.3	Amended and Restated Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital, Inc.		10-K (Exhibit 4.4)	2/23/2023	001-37620

4.4	Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital IV, L.P.		10-K (Exhibit 4.5)	2/23/2023	001-37620

4.5**	Registration Rights Agreement, dated January 26, 2024, by and among the Registrant and the persons party thereto.		8-K (Exhibit 10.2)	1/26/2024	001-37620

10.1+	Kura Oncology, Inc. Amended and Restated 2014 Equity Incentive Plan and Forms of Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder.		8-K (Exhibit 99.1)	6/4/2026	001-37620

10.2+	Kura Oncology, Inc. Amended and Restated 2015 Employee Stock Purchase Plan.		8-K (Exhibit 99.2)	6/4/2026	001-37620

31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certifications of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

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

Kura Oncology, Inc.

Date: August 12, 2026	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer
(Principal Executive and Financial Officer)