Form 10-Q
period 2026-09-30
Kura Oncology, Inc.
filed 2026-11-10
CIK 1422143

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of the close of business on November 6, 2026, the registrant had 91,878,694 shares of Common Stock, $0.0001 par value, outstanding.

KURA ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KURA ONCOLOGY, INC.

Condensed Balance Sheets

(In thousands, except par value data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$57,937	$149,099
Short-term investments	434,159	518,141
Accounts receivable, net	14,485	8,804
Inventory	4,982	413
Prepaid expenses and other current assets	23,133	32,206
Total current assets	534,696	708,663
Property and equipment, net	7,457	7,855
Operating lease right-of-use assets	6,916	7,302
Other long-term assets	17,428	14,543
Total assets	$566,497	$738,363

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,126	$5,017
Accrued expenses and other current liabilities	66,706	61,697
Current operating lease liabilities	1,877	1,277
Current portion of long-term debt	8,533	—
Current portion of contract liabilities	63,488	48,983
Total current liabilities	148,730	116,974
Long-term debt, net of current portion	1,300	9,711
Long-term operating lease liabilities	14,120	9,469
Other long-term liabilities	3,983	3,165
Long-term contract liabilities	380,404	424,909
Total liabilities	548,537	564,228
Stockholders’ equity
Preferred stock, $0.0001 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 200,000 shares authorized; 91,873 and 87,855 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	9	9
Additional paid-in capital	1,406,098	1,347,190
Accumulated other comprehensive income (loss)	(2,184)	1,024
Accumulated deficit	(1,385,963)	(1,174,088)
Total stockholders’ equity	17,960	174,135
Total liabilities and stockholders’ equity	$566,497	$738,363

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Product revenue, net	$13,922	$—	$28,810	$—
Collaboration revenue	8,917	20,750	33,168	50,146
Total revenue	22,839	20,750	61,978	50,146
Operating Expenses
Cost of product sales	371	—	876	—
Research and development	66,878	67,908	194,032	186,666
Selling, general and administrative	30,248	32,839	93,553	80,843
Total operating expenses	97,497	100,747	288,461	267,509
Loss from operations	(74,658)	(79,997)	(226,483)	(217,363)
Other Income (Expense)
Interest and other income, net	4,793	6,274	15,652	21,088
Interest expense	(350)	(393)	(1,031)	(1,166)
Loss on equity method investment	(30,586)	—	(30,586)	—
Gain on deconsolidation of subsidiary	30,586	—	30,586	—
Total other income, net	4,443	5,881	14,621	19,922
Loss before income taxes	(70,215)	(74,116)	(211,862)	(197,441)
Income tax expense	—	—	13	226
Net Loss	$(70,215)	$(74,116)	$(211,875)	$(197,667)

Net loss per share, basic and diluted	$(0.78)	$(0.85)	$(2.38)	$(2.26)
Weighted average number of shares used in computing net loss per share, basic and diluted	89,817	87,645	89,098	87,550

Comprehensive Loss
Net loss	$(70,215)	$(74,116)	$(211,875)	$(197,667)
Other comprehensive income (loss)
Unrealized gain (loss) on short-term investments	(971)	207	(3,208)	154
Comprehensive loss	$(71,186)	$(73,909)	$(215,083)	$(197,513)

See accompanying notes to unaudited condensed financial statements.

KURA ONCOLOGY, INC.

Condensed Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2025	87,855	$9	$1,347,190	$1,024	$(1,174,088)	$174,135
Share-based compensation expense	—	—	8,416	—	—	8,416
Issuance of common stock under equity plans	470	—	69	—	—	69
Exercise of pre-funded warrants	417	—	—	—	—	—
Exercise of warrants	21	—	—	—	—	—
Other comprehensive loss	—	—	—	(1,404)	—	(1,404)
Net loss	—	—	—	—	(73,333)	(73,333)
Balance as of March 31, 2026	88,763	9	1,355,675	(380)	(1,247,421)	107,883
Share-based compensation expense	—	—	8,209	—	—	8,209
Issuance of common stock under equity plans	191	—	1,499	—	—	1,499
Other comprehensive loss	—	—	—	(833)	—	(833)
Net loss	—	—	—	—	(68,327)	(68,327)
Balance as of June 30, 2026	88,954	9	1,365,383	(1,213)	(1,315,748)	48,431
Issuance of common stock, net of offering costs	2,564	—	31,537	—	—	31,537
Share-based compensation expense	—	—	8,171	—	—	8,171
Issuance of common stock under equity plans	355	—	1,007	—	—	1,007
Other comprehensive loss	—	—	—	(971)	—	(971)
Net loss	—	—	—	—	(70,215)	(70,215)
Balance as of September 30, 2026	91,873	$9	$1,406,098	$(2,184)	$(1,385,963)	$17,960

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

KURA ONCOLOGY, INC.

Condensed Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net loss	$(211,875)	$(197,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	24,796	25,756
Amortization of premium and accretion of discounts on short-term investments, net	(2,278)	(7,106)
Depreciation expense	1,053	629
Non-cash interest expense	334	412
Loss on equity method investment	30,586	—
Gain on deconsolidation of subsidiary	(30,586)	—
Changes in operating assets and liabilities
Accounts receivable, net	(5,681)	(33,876)
Inventory	(4,569)	—
Prepaid expenses and other current assets	9,263	(18,840)
Operating lease right-of-use and other long-term assets	1,561	(5,805)
Accounts payable	3,079	3,202
Accrued expenses and other current liabilities	5,614	11,606
Operating lease liabilities	5,251	6
Other long-term liabilities	605	925
Contract liabilities	(30,000)	39,427
Net cash used in operating activities	(202,847)	(181,331)

Investing Activities
Maturities of short-term investments	387,498	577,628
Purchases of short-term investments	(304,446)	(521,813)
Purchases of investment in equity securities	(4,250)	—
Purchases of property and equipment	(1,229)	(4,317)
Net cash provided by investing activities	77,573	51,498

Financing Activities
Proceeds from issuances of common stock, net	31,537	—
Proceeds from issuance of stock under equity plans	2,575	658
Net cash provided by financing activities	34,112	658
Net decrease in cash and cash equivalents	(91,162)	(129,175)
Cash and cash equivalents at beginning of period	149,099	224,462
Cash and cash equivalents at end of period	$57,937	$95,287

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

Collaboration Arrangements

We assess whether our licensing and other agreements are collaborative arrangements within the scope of Accounting Standards Codification, or ASC, Topic 808, Collaborative Arrangements, or ASC Topic 808, based on whether they involve joint operating activities wherein both parties actively participate in the arrangement and are exposed to significant risks and rewards of the arrangement. For arrangements that we determine are collaborations under the Scope of ASC Topic 808, we identify each unit of account by determining which promised goods or services are distinct in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC Topic 606, and then determine whether a customer relationship exists for that unit of account. If we determine a unit of account within the collaborative arrangement to be with a customer, we apply our revenue recognition accounting policy as further described below. For units of account within the collaborative arrangement under ASC Topic 808 that are not with a customer in its entirety and are not within the scope of other relevant accounting topics, we apply recognition and measurement principles based on an analogy to authoritative accounting literature or, if there is no appropriate analogy, a reasonable, rational and consistently applied accounting policy election. See Note 9, Kyowa Kirin Collaboration and License Agreement, for more details.

Variable Interest Entities

We evaluate our ownership, contractual and other interests in entities to determine whether an entity is a variable interest entity, or VIE, and, if so, whether we are the primary beneficiary in accordance with ASC Topic 810, Consolidation, or ASC Topic 810. We consolidate a VIE when we have both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE. We reassess whether we are the primary beneficiary of a VIE when events occur that change the design, governance or allocation of decision-making authority of the entity. A VIE for which we are not the primary beneficiary is not consolidated. See Note 5, Variable Interest Entities, for additional information regarding our involvement with an unconsolidated VIE.

Equity Method Investments

We account for investments over which we have the ability to exercise significant influence, but not control, using the equity method of accounting in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures, or ASC Topic 323. Equity method investments are initially recognized at cost or, when retained following a deconsolidation, at fair value. We recognize our share of an investee’s earnings or losses in the period in which they are reported by the investee, adjusted for investor-level basis differences and other adjustments required under the equity method.

When an investee’s capital structure results in disproportionate allocations of earnings and losses among investors, we determine our share of the investee’s earnings and losses in accordance with the applicable provisions of ASC Topic 323.

We discontinue recognizing our share of losses when the carrying amount of our investment and other interests that are considered part of our investment have been reduced to zero, unless we have guaranteed obligations of the investee, are otherwise committed to provide further financial support or the investee’s return to profitability is imminent. If the investee subsequently reports net income, we resume recognizing our share of earnings only after our share of earnings equals the share of losses not previously recognized. See Note 3, Investments, for additional information regarding our equity method investment.

Nonmarketable Equity Securities

Our nonmarketable equity securities consist of investments in privately held companies that do not have readily determinable fair values and are not accounted for under the equity method. We measure these investments at cost, less impairment, adjusted for observable price changes in orderly transactions involving identical or similar securities of the same issuer in accordance with ASC Topic 321, Investments – Equity Securities, or ASC Topic 321. Adjustments resulting from impairment or observable price changes are recognized in earnings.

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period, which includes the shares related to outstanding pre-funded warrants, but excludes other potential common stock equivalents. Pre-funded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little additional consideration, and are fully vested and exercisable. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares and common stock equivalents outstanding for the period. As we have reported net loss for the three months ended September 30, 2026 and 2025, dilutive net loss per common share is the same as basic net loss per common share for those periods. Common stock equivalents outstanding are comprised of stock options, restricted stock units, or RSUs, performance-based restricted stock units, or PSUs, warrants and employee stock purchase plan rights and are only included in the calculation of diluted earnings per common share when net income is reported and their effect is dilutive. Common stock equivalents outstanding at September 30, 2026 and 2025 totaling approximately 23,661,000 and 18,559,000, respectively, were excluded from the computation of dilutive weighted-average shares outstanding because their effect would be anti-dilutive.

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

Marketable Securities

We invest in available-for-sale securities consisting of U.S. Treasury securities, U.S. Agency bonds and money market funds. Available-for-sale securities are classified as either cash and cash equivalents or short-term investments on the unaudited condensed balance sheets.

The following tables summarize, by major security type, our short-term investments that are measured at fair value on a recurring basis, in thousands:

		September 30, 2026
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	1 or less	$32,889	$—	$—	$32,889

Short-term investments
U.S. Treasury securities	2 or less	386,346	10	(1,374)	384,982
U.S. Agency bonds	3 or less	49,997	—	(820)	49,177
Total short-term investments		436,343	10	(2,194)	434,159
Total		$469,232	$10	$(2,194)	$467,048

		December 31, 2025
	Maturities (years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash equivalents
Money market funds	1 or less	$119,910	$—	$—	$119,910

Short-term investments
U.S. Treasury securities	2 or less	464,623	1,042	—	465,665
U.S. Agency bonds	3 or less	52,494	11	(29)	52,476
Total short-term investments		517,117	1,053	(29)	518,141
Total		$637,027	$1,053	$(29)	$638,051

Short-term investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date, which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. As of September 30, 2026 and December 31, 2025, short-term investments of $332.9 million and $367.2 million, respectively, had maturities less than one year, short-term investments of $89.1 million and $135.9 million, respectively, had maturities between one to two years, and short-term investments of $12.2 million and $15.0 million, respectively, had maturities between two to three years. Realized gains and losses were de minimis for the three and nine months ended September 30, 2026 and 2025.

As of September 30, 2026 and December 31, 2025, 60 available-for-sale securities with a fair market value of $411.9 million and six available-for-sale securities with a fair market value of $22.5 million, respectively, were in a gross unrealized loss position. None of such securities were in a continuous unrealized loss position for greater than 12 months. We do not intend to sell such available-for-sale securities, and it is not more likely than not that we will be required to sell such securities prior to recovery of their amortized cost basis. Based on our review of these available-for-sale securities, the unrealized losses at September 30, 2026 were primarily due to changes in interest rates and not due to increased credit risks associated with specific securities. As such we have no allowance for credit losses as of September 30, 2026 and December 31, 2025. Unrealized gains and losses that are not credit-related are included in accumulated other comprehensive income (loss).

Accrued interest receivable on available-for-sale securities was $3.1 million and $3.8 million as of September 30, 2026 and December 31, 2025, respectively. We have not written off any accrued interest receivables for the nine months ended September 30, 2026 and 2025.

Equity Method Investment in Caspian

On September 8, 2026, following the completion of the Series A preferred stock financing described in Note 5, Variable Interest Entities, we deconsolidated Caspian Therapeutics, Inc., or Caspian, and retained 10,010,000 shares of Caspian common stock, representing 100% of Caspian’s outstanding common stock.

The following table summarizes activity in our Caspian equity method investment for the period from September 8, 2026 through September 30, 2026, in thousands:

September 30, 2026
Fair value of retained Caspian common stock at September 8, 2026	$30,586
Loss associated with in-process research and development basis difference	(30,586)
Carrying amount at September 30, 2026	$—

Caspian’s capital structure includes substantive preferential rights held by its Series A preferred stockholders. Accordingly, we determine our share of Caspian’s earnings and losses using a hypothetical liquidation at book value, or HLBV, methodology. Under HLBV, our share of earnings and losses is determined based on the change in the amount we would receive if Caspian were hypothetically liquidated at book value, after giving effect to the contractual rights and preferences of its outstanding equity securities.

Because the carrying amount of our Caspian common stock investment was reduced to zero, subsequent losses allocable to us under HLBV are applied to the adjusted carrying amount of our Caspian Series A preferred stock investment based on the contractual liquidation seniority of our interests. Additional allocable losses are suspended after the adjusted carrying amounts of both investments have been reduced to zero, as we have not guaranteed Caspian’s obligations and are not otherwise committed to provide additional financial support.

The allocation of Caspian’s earnings and losses may be affected by future equity issuances, conversions, exercises or other changes to Caspian’s capital structure. We reassess the HLBV calculation and the allocation of Caspian’s earnings and losses upon the occurrence of such changes.

Nonmarketable Equity Security

In connection with Caspian’s Series A preferred stock financing, we purchased 1,062,500 shares of Caspian Series A preferred stock for approximately $4.3 million on the same terms as the other investors participating in the financing. The Series A preferred stock has a substantive liquidation preference and does not have risk and reward characteristics that are substantially similar to Caspian’s common stock. Accordingly, the Series A preferred stock is not accounted for under the equity method and is accounted for as a nonmarketable equity security under ASC Topic 321.

As of September 30, 2026, the adjusted carrying amount of the Series A preferred stock investment was approximately $4.3 million and was included in other long-term assets on the unaudited condensed balance sheet. During the three and nine months ended September 30, 2026, and cumulatively through September 30, 2026, we recognized no impairment charges or upward or downward adjustments resulting from observable price changes. During the three and nine months ended September 30, 2026, we did not recognize any equity method losses as an adjustment to the carrying amount of the Series A preferred stock investment.

4. Fair Value Measurements

As of September 30, 2026 and December 31, 2025, we had cash equivalents and short-term investments measured at fair value on a recurring basis.

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

The following tables summarize, by major security type, our cash equivalents and short-term investments that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy, in thousands:

	September 30, 2026
	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$32,889	$32,889	$—	$—

Short-term investments
U.S. Treasury securities	384,982	384,982	—	—
U.S. Agency bonds	49,177	—	49,177	—
Total short-term investments	434,159	384,982	49,177	—
Total	$467,048	$417,871	$49,177	$—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Cash equivalents
Money market funds	$119,910	$119,910	$—	$—

Short-term investments
U.S. Treasury securities	465,665	465,665	—	—
U.S. Agency bonds	52,476	—	52,476	—
Total short-term investments	518,141	465,665	52,476	—
Total	$638,051	$585,575	$52,476	$—

We believe that our term loan facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the term loan facility approximates fair value. The fair value of our term loan facility is determined using Level 2 inputs in the fair value hierarchy.

5. Variable Interest Entities

Caspian Therapeutics, Inc.

In July 2026, we formed Caspian to focus on the development of KO-7246 and other next-generation menin inhibitors for the treatment of diabetes and other cardiometabolic diseases and we purchased from Caspian 10,000 shares of Caspian common stock.

On September 8, 2026, we entered into a Contribution and License Agreement, or the Caspian Contribution Agreement, with Caspian pursuant to which we contributed certain diabetes and cardiometabolic menin inhibitor compounds and related intellectual property, know-how, development data and other assets, or the Caspian Assets, to Caspian. In consideration for the Caspian Assets, Caspian issued us 10,000,000 shares of Caspian common stock.

On September 8, 2026, Caspian completed the sale and issuance of $50.0 million of shares of its Series A preferred stock in a private financing, or the Series A Financing. We invested approximately $4.3 million in the Series A Financing. Following completion of the financing, we held 10,010,000 shares of Caspian common stock and 1,062,500 shares of Caspian Series A preferred stock, representing approximately 49.2% of Caspian’s outstanding common and preferred stock on an as-converted basis.

Upon completion of the financing, Caspian’s ownership and governance structure changed, including through the issuance of a majority of its outstanding common and preferred stock on an as-converted basis to third-party investors and changes to the composition and appointment rights of Caspian’s board of directors. As a result of these changes, we no longer have the power to direct the activities that most significantly impact Caspian’s economic performance and, therefore, are no longer the primary beneficiary of Caspian. Accordingly, we deconsolidated Caspian on September 8, 2026.

Upon deconsolidation, we derecognized Caspian’s assets and liabilities and measured our retained Caspian common stock at its estimated fair value of approximately $30.6 million. We recognized a gain on deconsolidation of subsidiary of approximately $30.6 million during the three and nine months ended September 30, 2026 on the unaudited condensed statements of operations and comprehensive loss.

Following the Series A financing, Caspian continues to be a VIE. Although we have the ability to exercise significant influence over Caspian, we are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact Caspian’s economic performance. Accordingly, Caspian is not consolidated in our unaudited condensed financial statements.

We have not guaranteed any of Caspian's obligations and are not contractually required to provide additional financial support to Caspian beyond our obligations under the contractual arrangements described in Note 6, Related-Party Transactions.

6. Related Party Transactions

Caspian Therapeutics, Inc.

Troy E. Wilson, Ph.D., J.D., our president and chief executive officer, is the chairman of Caspian’s board of directors. A family trust related to Dr. Wilson also participated in Caspian’s Series A financing for an aggregate purchase price of $5.0 million.

In connection with Caspian’s Series A financing, we entered into an Intercompany Services Agreement, or the Caspian Services Agreement, with Caspian pursuant to which we provide certain administrative and research and development services to Caspian. The scope of services is mutually agreed by the parties, including through individually agreed work orders. Service fees consist of personnel costs calculated using specified FTE rates plus a 10% markup, together with reimbursement of third-party out-of-pocket costs without markup.

Pursuant to the Caspian Contribution Agreement, Caspian will reimburse us for up to $1.5 million of certain expenditures associated with the Caspian Assets. In addition, Caspian will reimburse us approximately $0.4 million for legal, organizational, and transaction-related costs incurred in connection with its formation and completion of the Series A financing.

As of September 30, 2026, amounts due from Caspian under the Caspian Services Agreement and reimbursements under the Caspian Contribution Agreement were $1.3 million and were included in accounts receivable, net on the unaudited condensed balance sheet. As of September 30, 2026, income from services provided to Caspian pursuant to the Caspian Services Agreement was approximately $0.1 million and was included in interest and other income, net on the unaudited condensed statements of operations and comprehensive loss.

7. Balance Sheet Detail

Property and equipment consisted of the following, in thousands:

	September 30, 2026	December 31, 2025
Leasehold improvements	$7,315	$6,919
Laboratory and computer equipment	2,113	1,958
Furniture and fixtures	1,965	1,878
Property and equipment, gross	11,393	10,755
Less: accumulated depreciation	(3,936)	(2,900)
Property and equipment, net	$7,457	$7,855

Accrued expenses and other current liabilities consisted of the following, in thousands:

	September 30, 2026	December 31, 2025
Product revenue allowances	$4,305	$377
Accrued clinical trial research and development expenses	23,320	23,276
Accrued compensation and benefits	18,414	22,372
Accrued other research and development expenses	16,953	12,041
Other accrued expenses	3,714	3,631
Total accrued expenses and other current liabilities	$66,706	$61,697

8. Leases

We currently have two operating leases for administrative and research and development office and lab space in San Diego, California and Boston, Massachusetts that expire between July 2031 and May 2033. Under the terms of the operating leases, as each may be amended from time to time, we are required to pay our proportionate share of property taxes, insurance and normal maintenance costs. Both of our leases include renewal options for an additional five years, which were not included in the determination of the right-of-use, or ROU, asset or lease liability as the renewal was not reasonably certain at the inception of the lease. Our Boston lease provided for $1.4 million in reimbursements for allowable tenant improvements and rent credits, which effectively reduced the total lease payments owed. Our San Diego research and development, lab, and principal executive office space lease entered into in January 2025 and amended in June 2025 provides (i) $2.4 million in rent credits, and (ii) a $6.2 million tenant improvement allowance. The leases are also subject to additional variable charges for common area maintenance, property taxes, property insurance and other variable costs. Variable charges were not included in the measurement of our operating lease ROU assets.

Maturities of lease liabilities as of September 30, 2026 are as follows, in thousands:

Year Ending December 31,
2026 (remaining)	$509
2027	3,658
2028	3,755
2029	3,853
2030	3,954
Thereafter	7,214
Total lease payments	22,943
Less: imputed interest	(6,946)
Total operating lease liabilities	$15,997

As of September 30, 2026 and December 31, 2025, the weighted-average discount rate was 12.4% and 12.3%, respectively, and the weighted-average remaining lease term was 6.1 years and 6.4 years, respectively.

For the three months ended September 30, 2026 and 2025, tenant improvement reimbursements, net of cash paid for amounts included in the measurement of operating lease liabilities, were $0.9 million, and cash paid for amounts included in the measurement of operating lease liabilities, net of tenant improvement reimbursements, was $0.5 million, respectively. For the nine months ended September 30, 2026 and 2025, tenant improvement reimbursements, net of cash paid for amounts included in the measurement of operating lease liabilities, were $3.8 million, and cash paid for amounts included in the measurement of operating lease liabilities, net of tenant improvement reimbursements, was $1.4 million, respectively. For the nine months ended September 30, 2026, there were no operating lease ROU assets obtained in exchange for operating lease liabilities compared to $2.7 million for the nine months ended September 30, 2025.

Total operating lease and rent expense for the three months ended September 30, 2026 and 2025 were approximately $0.6 million and $0.8 million, respectively. Total operating lease and rent expense for the nine months ended September 30, 2026 and 2025 were approximately $1.8 million and $2.4 million, respectively.

9. Kyowa Kirin Collaboration and License Agreement

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

As of September 30, 2026, we have received $595.8 million under the Kyowa License Agreement, consisting of $570.0 million in upfront and milestone payments and $25.8 million in profit and loss and expense sharing, including $0.5 million in reimbursements for costs associated with postmarketing requirements and commitments. We are eligible to receive an additional $693.0 million in development, regulatory, and commercial milestone payments for the existing field (i.e., AML and other hematologic malignancies) and, if Kyowa Kirin exercises its option to expand the ROW License, an additional $228.0 million in upfront payments and development, regulatory, and commercial milestone payments for the expanded field (i.e., gastrointestinal stromal tumors and other solid tumor indications), totaling up to $1.491 billion in upfront and milestone payments in the aggregate. We are also eligible to receive tiered double-digit royalties on sales of ziftomenib outside of the United States.

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

Based on our analysis of the key terms and activities required by the Kyowa License Agreement, we assessed the criteria under ASC Topic 808 and concluded that both parties participate in a joint operating activity, are active participants, and are exposed to significant risks and rewards dependent on the commercial success of the activities. Therefore, the Kyowa License Agreement is within the scope of ASC Topic 808.

We evaluated each of the promised goods and services and determined the Kyowa License Agreement contains multiple units of account, comprised of the ROW License, development services related to monotherapy, development services related to combination therapies and commercialization services. The ROW License is a unit of account under the scope of ASC Topic 606, while the development services and commercialization services are under the scope of ASC Topic 808. We determined that ASC Topic 606 is the most appropriate accounting model to apply by analogy to the recognition and measurement of these units of account.

As of September 30, 2026, the transaction price of $595.8 million includes fixed consideration and variable consideration to the extent that it is probable that a significant reversal of revenue recognized will not occur. The transaction price excludes variable consideration when uncertainties related to development, regulatory and commercial outcomes exist.

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

For the three and nine months ended September 30, 2026, we recognized $5.0 million and $15.9 million, respectively, of revenue from development services in combination with other therapies, and $3.8 million and $17.2 million, respectively, of revenue from development services for monotherapy. Collaboration revenue recognized for the three and nine months ended September 30, 2026 was included in contract liabilities as of December 31, 2025.

As of September 30, 2026, the total contract liability was $443.9 million, of which $63.5 million was classified as current, and $380.4 million was classified as long-term. As of September 30, 2026, the remaining unrecognized consideration allocated to the development services for monotherapy was $17.1 million and to the development services in combination with other therapies was $151.5 million. As of September 30, 2026, $275.3 million of consideration allocated to commercialization services and profit and loss and expense sharing received was constrained and included in contract liabilities, of which $17.0 million was classified as current, and $258.3 million was classified as long-term.

10. Stockholders’ Equity

In November 2023, we entered into a sales agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., or the Sales Agreement, under which we could offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million, or the Original ATM Facility. During each of the three and nine months ended September 30, 2026, we sold 2,563,568 shares of our common stock under the Original ATM Facility, at an average sales price of $12.64 per share, for net proceeds of approximately $31.5 million, after deducting sales agent commissions and offering expenses. As of September 30, 2026, approximately $117.6 million remained available for future sales under the Original ATM Facility. On November 2, 2026, our November 2023 automatic shelf registration statement on Form S-3 and prospectus therein relating to the Original ATM Facility expired. On November 10, 2026, we entered into an Amendment No. 1 to Sales Agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., or Amendment No. 1, to, among other things, remove the $150.0 million aggregate offering price limitation from the Sales Agreement. Promptly following the filing of this Quarterly Report on Form 10-Q, we plan to file with the SEC an automatic shelf registration statement on Form S-3 and related prospectus under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock under the Sales Agreement, as amended by Amendment No. 1, having an aggregate offering price of up to an additional $150.0 million.

In November 2022, we entered into a loan and security agreement with several banks and other financial institutions or entities party thereto, or collectively the Hercules Lenders, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Hercules Lenders, which was amended in October 2023 and October 2025, or the Hercules Loan Agreement. In connection with the Hercules Loan Agreement, we issued warrants to certain of the Hercules Lenders to purchase up to 26,078 shares of our common stock at an exercise price of $14.38 per share, which remained outstanding as of September 30, 2026.

11. Share-Based Compensation

The following table summarizes share-based compensation expense for all share-based compensation arrangements, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$3,104	$3,212	$9,557	$9,253
Selling, general and administrative	5,067	7,753	15,239	16,503
Total share-based compensation expense	$8,171	$10,965	$24,796	$25,756

As of September 30, 2026, unrecognized estimated compensation expense related to stock options, RSUs and PSUs was approximately $47.1 million, $16.8 million, and $0.1 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.7 years, 2.7 years, and 0.1 years, respectively. As of September 30, 2026, the vesting of PSUs covering 2,286,667 shares of common stock were determined to not be probable and have not been included in share-based compensation expense or unrecognized estimated compensation expense.

12. Segment Reporting

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

The table below is a summary of the segment profit or loss, including significant expenses, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Product revenue, net	$13,922	$—	$28,810	$—
Collaboration revenue	8,917	20,750	33,168	50,146
Total revenue	22,839	20,750	61,978	50,146
Less:
Cost of product sales	371	—	876	—
Ziftomenib-related costs	37,160	40,320	108,978	107,851
Darlifarnib-related costs	8,853	8,494	21,406	19,871
Discovery stage program-related costs	1,459	1,744	4,760	5,323
Research and development personnel costs and other expenses	16,302	14,138	49,331	44,368
Share-based compensation expense	8,171	10,965	24,796	25,756
Other segment expenses(1)	25,181	25,086	78,314	64,340
Total operating expenses	97,497	100,747	288,461	267,509
Other income (expenses)
Interest and other income, net	4,793	6,274	15,652	21,088
Interest expense	(350)	(393)	(1,031)	(1,166)
Loss on equity method investment	(30,586)	—	(30,586)	—
Gain on deconsolidation of subsidiary	30,586	—	30,586	—
Income tax expense	—	—	(13)	(226)
Segment and net loss	$(70,215)	$(74,116)	$(211,875)	$(197,667)

(1)
Other segment expenses are comprised of selling, general and administrative expenses, excluding share-based compensation expense, which is shown separately.

13. Subsequent Events

Loan and Security Agreement

On November 9, 2026, we entered into a loan and security agreement with the lenders party thereto, or the Lenders, and KRGD SA, LLC, an affiliate of Oberland Capital Management LLC, or Oberland, in its capacity as administrative agent and collateral agent for itself and the Lenders, or the Oberland Loan Agreement. At closing, we borrowed $50.0 million and used a portion of the proceeds to repay our outstanding obligations under the Hercules Loan Agreement, which we terminated at closing. We may borrow up to an additional $225.0 million, consisting of (i) a $50.0 million second tranche and a separate $25.0 million third tranche, each available through December 31, 2027, (ii) a $50.0 million fourth tranche available through December 31, 2028 following our announcement of positive clinical data from the KOMET-017 Phase 3 study of ziftomenib, or the Phase 3 Milestone, and (iii) up to $100.0 million available in minimum increments of $25.0 million through December 31, 2028, subject to mutual agreement. All advances are subject to applicable funding conditions. Draws under each of the second and third tranches are at our option, subject to applicable funding conditions. Following satisfaction of the Phase 3 Milestone and applicable funding conditions, we are required to draw the fourth tranche unless we already have drawn the second tranche, in which case the fourth-tranche draw is optional.

The term loans under the Oberland Loan Agreement, or the Term Loans, mature on November 9, 2033, or the Maturity Date, and bear interest at a floating annual rate equal to the three-month term secured overnight financing rate, subject to a floor of 3.75%, plus 3.20%, with an overall annual interest rate cap of 8.95%. For the first twelve quarters following each advance, 50% of the interest on that advance is payable quarterly in cash, in arrears, and 50% is paid in kind and added to principal. Thereafter, interest is payable entirely in cash quarterly in arrears. The entire outstanding principal balance, including capitalized payment-in-kind interest, and all accrued and unpaid interest are due on the Maturity Date.

The Oberland Loan Agreement contains customary affirmative and negative covenants, including restrictions on additional indebtedness, liens, investments, distributions, asset transfers, mergers and acquisitions, and certain transactions with affiliates, in each case subject to specified exceptions. It also contains customary events of default that may result in acceleration of our obligations.

Royalty Participation Agreement

In connection with the Oberland Loan Agreement, on November 9, 2026, we also entered into a royalty participation agreement, or the Royalty Participation Agreement, with Oberland, requiring quarterly payments of single-digit royalties based on U.S. net sales of ziftomenib and certain related products beginning October 1, 2028. Aggregate royalty payments are capped at 20.0% of the aggregate principal amount funded under the Oberland Loan Agreement, including original issue discount but excluding capitalized payment-in-kind interest, or the Cap Amount. The royalty participation period ends on the earliest of (i) November 9, 2036, (ii) the date upon which the Royalty Holders receive aggregate royalty participation payments equal to the Cap Amount, and (iii) payment in full of the repurchase price for the royalty participation, or the Repurchase Price, equal to the then-applicable Cap Amount less aggregate royalty participation payments previously received by the Royalty Holders. If the royalty participation period ends on November 9, 2036, we must pay the then-applicable Repurchase Price.

Securities Purchase Agreement

In connection with the Oberland Loan Agreement, on November 9, 2026, we also entered into a securities purchase agreement, or the Purchase Agreement, with TPC Investments III LP, or TPC, an affiliate of Oberland. The Purchase Agreement provides for up to $25.0 million of equity investment in our common stock, consisting of $5.0 million funded at the initial closing, an additional $5.0 million to be funded contemporaneously with the funding of the fourth tranche under the Oberland Loan Agreement, and an option for TPC to purchase up to an additional $15.0 million of our common stock during the term specified in the Purchase Agreement, in each case at prices per share determined in accordance with the Purchase Agreement. Pursuant to the Purchase Agreement, at the initial closing on November 9, 2026, TPC purchased an aggregate of 687,758 shares of our common stock, at a purchase price of $7.27 per share, for aggregate gross proceeds of approximately $5.0 million.

Repayment of Hercules Loan Agreement

On November 9, 2026, concurrent with the closing of the Oberland Loan Agreement, we terminated the Hercules Loan Agreement and paid approximately $11.6 million to satisfy all outstanding obligations, including the end of term charge, accrued interest and legal fees.

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

References to “Kura,” “we,” “us” and “our” refer to Kura Oncology, Inc.

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

Recent Developments

Management Update

Our board of directors appointed Jennifer Fulk as our Chief Financial Officer, principal financial officer and principal accounting officer, effective as of September 8, 2026.

Caspian Therapeutics, Inc.

In July 2026, we formed a wholly owned subsidiary, Caspian Therapeutics, Inc., or Caspian, to focus on the development of KO-7246 and other next-generation menin inhibitors for the treatment of diabetes and other cardiometabolic diseases. On September 8, 2026, Caspian completed the sale and issuance of $50.0 million of shares of its Series A preferred stock in a private financing, or the Series A Financing. We invested $4.3 million in the Series A Financing. As of immediately following the completion of the Series A Financing, our common stock and Series A preferred stock of Caspian comprised approximately 49.2% of the outstanding capital stock of Caspian. Proceeds from the Series A Financing are expected to fund advancement of KO-7246 through investigational new drug application, or IND, enabling development and initial clinical proof-of-concept in diabetes, as well as support the advancement of a second menin inhibitor development candidate for diabetes and cardiometabolic diseases.

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

For the nine months ended September 30, 2026, we achieved $28.8 million in KOMZIFTI net product revenue.

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

Menin Inhibitor Development Programs

Discovery and Preclinical Development of Ziftomenib

In August 2026, we announced the publication of a manuscript in Blood detailing the discovery and preclinical development of ziftomenib. As reported in the publication, across KMT2A-rearranged, NPM1-mutated and NUP98-rearranged leukemia models, ziftomenib demonstrated potent on-target activity, including suppression of key KMT2A-regulated genes such as MEIS1 and HOXA9, induction of differentiation, and reduced leukemia cell viability. Ziftomenib also was shown to induce leukemia regression and extended survival in multiple xenograft and patient-derived xenograft models, including durable responses observed after treatment discontinuation in a patient-derived model. The research further evaluated ziftomenib against treatment-emergent MEN1 mutations associated with resistance to menin inhibition.

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

We previously evaluated ziftomenib in combination with venetoclax and azacitidine in patients with newly diagnosed NPM1-mutated AML in the Phase 1 KOMET-007 trial, and we delivered an oral presentation of preliminary data from the Phase 1b expansion cohort evaluating this regimen at the 67th Annual Meeting of the American Society of Hematology, or 2025 ASH Annual Meeting, in December 2025. As presented at the 2025 ASH Annual Meeting, 40 patients with newly diagnosed NPM1-mutated AML had been enrolled in the cohort as of the September 24, 2025 data cutoff date, 58% (23/40) of whom had an ECOG performance status of two and 37 of whom were response evaluable. High rates of durable morphologic complete responses (composite complete remission, or CRc, 86%; CR 73%) were observed, with 68% of CRc responders having achieved molecular measurable residual disease, or MRD, negativity by central next-generation sequencing.

As of the data cutoff for the 2025 ASH Annual Meeting presentation, median duration of CR and median OS were not reached at median follow-up of 26.1 weeks (range 1.6–54.1). 68% of patients remained alive and on treatment or in long-term follow-up as of the data cutoff. The triplet combination was generally well tolerated, with a safety profile consistent with that reported for venetoclax and azacitidine alone. Rates of ziftomenib-related myelosuppression were low, and the median times to neutrophil and platelet recovery were also consistent with those expected for venetoclax and azacitidine alone. One case each of Grade 2 DS and Grade 3 investigator-assessed QTc prolongation were successfully managed without treatment discontinuation.

Updated long-term data from the KOMET-007 Phase 1b trial, including durability, survival, and MRD outcomes, have been accepted for presentation in a poster session on December 14, 2026 at the 68th Annual Meeting of the American Society of Hematology, or 2026 ASH Annual Meeting.

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

Combination with Intensive Chemotherapy (7+3) and Quizartinib in NPM1/FLT3-ITD Co-Mutated AML

In October 2025, we and Kyowa Kirin announced dosing of the first patient in a cohort of the KOMET-007 trial evaluating the safety, tolerability and activity of ziftomenib in combination with 7+3 plus quizartinib in patients with newly diagnosed NPM1/FLT3-ITD co-mutated AML. We continue to advance the enrollment of patients in this cohort. Preliminary data from this cohort have been accepted for presentation in an oral session on December 14, 2026 at the 2026 ASH Annual Meeting.

Relapsed or Refractory AML

Combination with Non-Intensive Chemotherapy (Venetoclax/Azacitidine) in NPM1-Mutated or KMT2A-Rearranged AML

We have completed enrollment of patients with relapsed or refractory NPM1-mutated or KMT2A-rearranged AML in the cohorts of our Phase 1 KOMET-007 trial evaluating the combination of ziftomenib with venetoclax and azacitidine. On June 2, 2026, we announced the publication in Blood of updated results from our evaluation of this combination in patients with relapsed or refractory NPM1-mutated AML. The publication reports data from 64 response-evaluable patients, 27 of whom were treated in Phase 1a dose escalation and 37 of whom were treated in Phase 1b expansion, as of the January 16, 2026 data cutoff date. Patients had received 1 to 8 prior lines of therapy (median of 1), and 37 patients (55%) had prior venetoclax exposure. Robust clinical activity was observed in patients with relapsed or refractory NPM1-mutated AML across all ziftomenib dose levels, with nearly two-thirds of all patients experiencing clinically meaningful, deep, and durable responses. In addition, rapid responses were observed, with a median time to CRc of 3.9 weeks.

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

Combination with Gilteritinib in NPM1/FLT3 Co-Mutated AML

We are evaluating ziftomenib in combination with gilteritinib in patients with relapsed or refractory NPM1 and FLT3 co-mutated AML in our Phase 1 KOMET-008 trial. We have completed patient enrollment in the dose expansion portion of this cohort and preliminary data have been accepted for presentation in an oral session on December 12, 2026 at the 2026 ASH Annual Meeting.

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

While the FDA approval of KOMZIFTI marked the completion of our clinical evaluation of ziftomenib as a monotherapy for adult patients with relapsed or refractory NPM1-mutated AML in the United States, we continue to evaluate ziftomenib as a monotherapy in patients with non-NPM1-mutated and non-KMT2A-rearranged AML under the KOMET-001 protocol. An exploratory analysis from our evaluation of ziftomenib monotherapy activity in molecularly defined, MEIS1-associated non-NPM1-mutated and non-KMT2A-rearranged AML has been accepted for presentation in a poster session on December 14, 2026 at the 2026 ASH Annual Meeting.

We are supporting an investigator-sponsored trial, and may initiate a company-sponsored trial, evaluating the ability of ziftomenib to improve outcomes when administered as a maintenance therapy to patients with NPM1-mutated or KMT2A-rearranged AML following HSCT.

In December 2023, we announced a clinical collaboration with Blood Cancer United, or BCU, formerly known as The Leukemia & Lymphoma Society, to evaluate ziftomenib in combination with chemotherapy in pediatric patients with relapsed or refractory KMT2A-rearranged, NUP98-rearranged or NPM1-mutated acute leukemia. Under the terms of the collaboration agreement, BCU serves as the coordinating sponsor of a Phase 1 trial of ziftomenib in pediatric patients with acute leukemias in North America, the Princess Máxima Center for Pediatric Oncology in Utrecht, Netherlands serves as the coordinating sponsor of the trial in Europe, and we supply BCU and the Princess Máxima Center with ziftomenib for the trial. Preliminary results from the trial have been accepted for presentation in an oral session on December 13, 2026 at the 2026 ASH Annual Meeting.

Finally, several investigator-sponsored clinical trials of ziftomenib in acute leukemias are either open for enrollment or in development, in addition to the clinical trials described above.

Clinical Development of Ziftomenib in Gastrointestinal Stromal Tumors

In April 2025, we dosed the first patients in a Phase 1 trial evaluating ziftomenib in combination with imatinib in patients with advanced gastrointestinal stromal tumors after imatinib failure, which we refer to as the KOMET-015 trial. We have reached a range of dose levels with encouraging safety and tolerability in the dose escalation portion of the trial.

Next-Generation Menin Inhibitors

On September 29, 2026, we and Caspian announced comprehensive data generated by Kura prior to Caspian’s launch in preclinical studies of KO-7246 in diabetes at the 62nd European Association for the Study of Diabetes Annual Meeting, or EASD. As presented at EASD, KO-7246 regenerated functional β-cell mass, demonstrated durable glycemic control, and increased endogenous insulin production in preclinical models of Type 1 and Type 2 diabetes. In human islets, KO-7246 selectively increased β-cell proliferation and improved glucose-responsive insulin secretion.

We continue our efforts to identify additional next-generation menin inhibitor development candidates in solid tumors and other indications.

Farnesyl Transferase Inhibitor Development Program

Darlifarnib

Darlifarnib is our next-generation farnesyl transferase inhibitor, or FTI. Darlifarnib exhibits enhanced potency, pharmacokinetics, and physicochemical properties relative to earlier FTI candidates. In preclinical studies, darlifarnib demonstrated increased anti-tumor activity and bioavailability compared to earlier-generation FTIs, as well as a manageable tolerability profile when administered in combination with other targeted therapies. Darlifarnib’s pharmacokinetic properties support once-daily dosing in humans, compared with twice-daily dosing for earlier-generation FTIs, making for a more favorable combinability profile. We believe these characteristics support development of darlifarnib across multiple oncology indications. In addition, in contrast to earlier FTI candidates, darlifarnib is the subject of several patent families that we own, including two granted composition-of-matter patents and numerous worldwide pending applications.

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

Darlifarnib in Combination with Daraxonrasib in KRAS-Mutated Pancreatic Ductal Carcinoma

We plan to initiate a Phase 1 study of darlifarnib with daraxonrasib in second-line or later KRAS-mutated PDAC as part of FIT-001 in the first half of 2027, with preliminary data potentially available in the second half of 2027.

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

We reached alignment with the FDA on the design of a single-arm registrational study of darlifarnib in patients with HRAS-mutated salivary gland cancer. We expect to submit an IND for darlifarnib in this indication in the fourth quarter of 2026 and to initiate the registrational trial in the first half of 2027.

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

Liquidity Overview

As of September 30, 2026, we had cash, cash equivalents and short-term investments of $492.1 million.

We have funded our operations primarily through equity and debt financings, payments received under the Kyowa License Agreement, and, since November 2025, product revenues. We anticipate that we will require significant additional financing in the future to continue to fund our operations as discussed more fully below under the heading “Liquidity and Capital Resources.”

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

Research and Development Expenses

We focus on the research and development of our pipeline programs. Our research and development expenses consist of costs associated with our research and development activities including salaries, benefits, share-based compensation and other personnel costs, clinical trial costs, manufacturing costs for non-commercial products, fees paid to external service providers and consultants, facilities costs and supplies, equipment and materials used in clinical and preclinical studies and research and development. All such costs are charged to research and development expense as incurred. Payments that we make in connection with in-licensed technology for a particular research and development project that have no alternative future uses in other research and development projects or otherwise and therefore, no separate economic values, are expensed as research and development costs at the time such costs are incurred. As of September 30, 2026, we had no in-licensed technologies that had alternative future uses in research and development projects or otherwise.

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

Other Income, Net

Other income, net consists primarily of interest income and interest expense.

Results of Operations

The following table sets forth our results of operations for the periods presented, in thousands:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2026	2025	Change	2026	2025	Change
Product revenue, net	$13,922	$—	$13,922	$28,810	$—	$28,810
Collaboration revenue	8,917	20,750	(11,833)	33,168	50,146	(16,978)
Cost of product sales	371	—	371	876	—	876
Research and development expenses	66,878	67,908	(1,030)	194,032	186,666	7,366
Selling, general and administrative expenses	30,248	32,839	(2,591)	93,553	80,843	12,710
Other income, net	4,443	5,881	(1,438)	14,621	19,922	(5,301)

Comparison of the Three Months Ended September 30, 2026 and 2025

Product Revenue, net. We recognized product revenue, net, of $13.9 million for the three months ended September 30, 2026 related to sales of KOMZIFTI in the United States, following FDA approval in November 2025. We generated no product revenue during the three months ended September 30, 2025.

Collaboration Revenue. For the three months ended September 30, 2026 and 2025, we recognized $8.9 million and $20.8 million, respectively, of collaboration revenue primarily related to services performed under the Kyowa License Agreement.

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Three Months Ended
	September 30,
	2026	2025	Change
Ziftomenib-related costs	$37,160	$40,320	$(3,160)
Darlifarnib-related costs	8,853	8,494	359
Discovery stage program-related costs	1,459	1,744	(285)
Personnel costs and other expenses	16,302	14,138	2,164
Share-based compensation expense	3,104	3,212	(108)
Total research and development expenses	$66,878	$67,908	$(1,030)

The decrease in ziftomenib-related research and development expenses for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to the timing of clinical development activities. The increase in personnel costs and other expenses for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to increases in headcount costs to support our ongoing clinical trials. We expect our research and development expenses to increase in future periods as we continue clinical development activities for our ziftomenib and darlifarnib programs.

Selling, General and Administrative Expenses. The decrease in selling, general and administrative expenses for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to decreases in non-cash share-based compensation expense and sales and marketing expenses. We expect our selling, general and administrative expenses to increase in future periods to support our planned increases in research and development and commercialization activities.

Other income, net. The decrease in other income, net for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to a decrease in interest income. During the three months ended September 30, 2026, we also recognized a gain on deconsolidation of a subsidiary of approximately $30.6 million, which was offset by a loss on equity method investment of approximately $30.6 million.

Comparison of the Nine Months Ended September 30, 2026 and 2025

Product Revenue, net. We recognized product revenue, net, of $28.8 million for the nine months ended September 30, 2026 related to sales of KOMZIFTI in the United States, following FDA approval in November 2025. We generated no product revenue during the nine months ended September 30, 2025.

Collaboration Revenue. For the nine months ended September 30, 2026 and 2025, we recognized $33.2 million and $50.1 million, respectively, of collaboration revenue primarily related to services performed under the Kyowa License Agreement.

Research and Development Expenses. The following table illustrates the components of our research and development expenses for the periods presented, in thousands:

	Nine Months Ended
	September 30,
	2026	2025	Change
Ziftomenib-related costs	$108,978	$107,851	$1,127
Darlifarnib-related costs	21,406	19,871	1,535
Discovery stage program-related costs	4,760	5,323	(563)
Personnel costs and other expenses	49,331	44,368	4,963
Share-based compensation expense	9,557	9,253	304
Total research and development expenses	$194,032	$186,666	$7,366

The increase in ziftomenib-related research and development expenses for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to increases in costs related to ziftomenib combination trials, including our registration-directed frontline clinical trials. The increase in darlifarnib-related research and development expenses for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to increased costs related to our Phase 1 clinical trial. The increase in personnel costs and other expenses for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to increases in headcount costs to support our ongoing clinical trials.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to increases in personnel costs and professional services expenses.

Other income, net. The decrease in other income, net for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to a decrease in interest income. During the nine months ended September 30, 2026, we also recognized a gain on deconsolidation of a subsidiary of approximately $30.6 million, which was offset by a loss on equity method investment of approximately $30.6 million.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through product revenues, equity and debt financings, and payments received under the Kyowa License Agreement. We have devoted our resources to funding research and development programs, including discovery research, preclinical and clinical development activities and, more recently, to building out our commercial capabilities and infrastructure.

On November 9, 2026, we entered into a loan and security agreement with the lenders party thereto, or the Lenders, and KRGD SA, LLC, an affiliate of Oberland Capital Management LLC, or Oberland, in its capacity as administrative agent and collateral agent for itself and the Lenders, or the Oberland Loan Agreement. At closing, we borrowed $50.0 million and used a portion of the proceeds to repay our outstanding obligations under the loan and security agreement with Hercules Capital, Inc. and several banks and other financial institutions, or the Hercules Loan Agreement, which we terminated at closing. We may borrow up to an additional $225.0 million, consisting of (i) a $50.0 million second tranche and a separate $25.0 million third tranche, each available through December 31, 2027, (ii) a $50.0 million fourth tranche available through December 31, 2028 following our announcement of positive clinical data from the KOMET-017 Phase 3 study of ziftomenib, or the Phase 3 Milestone, and (iii) up to $100.0 million available in minimum increments of $25.0 million through December 31, 2028, subject to mutual agreement. All advances are subject to applicable funding conditions. Draws under each of the second and third tranches are at our option, subject to applicable funding conditions. Following satisfaction of the Phase 3 Milestone and applicable funding conditions, we are required to draw the fourth tranche unless we already have drawn the second tranche, in which case the fourth-tranche draw is optional.

In connection with the Oberland Loan Agreement, we also entered into a royalty participation agreement, or the Royalty Participation Agreement, with Oberland, requiring quarterly payments based on U.S. net sales of ziftomenib and certain related products beginning October 1, 2028. The aggregate cap equals 20.0% of the aggregate principal amount funded under the Oberland Loan Agreement, including original issue discount but excluding capitalized payment-in-kind interest, or the Cap Amount. The royalty participation ends on the earliest of (i) November 9, 2036, (ii) the date upon which the Royalty Holders receive aggregate royalty participation payments equal to the Cap Amount, and (iii) payment in full of a repurchase price, or the Repurchase Price, equal to, as of any date of determination, the then-applicable Cap Amount less aggregate royalty participation payments previously received by the Royalty Holders. If the royalty participation period ends on November 9, 2036, we must pay the then-applicable Repurchase Price.

In connection with the Oberland Loan Agreement, on November 9, 2026, we also entered into a securities purchase agreement, or the Purchase Agreement, with TPC Investments III LP, or TPC, an affiliate of Oberland, which provides for up to $25.0 million of equity investment in our common stock, consisting of $5.0 million funded at the initial closing, an additional $5.0 million to be funded contemporaneously with the funding of the fourth tranche under the Oberland Loan Agreement, and an option for TPC to purchase up to an additional $15.0 million of our common stock during the term specified in the Purchase Agreement, in each case at prices per share determined in accordance with the Purchase Agreement. Pursuant to the Purchase Agreement, at the initial closing on November 9, 2026, TPC purchased an aggregate of 687,758 shares of our common stock, at a purchase price of $7.27 per share, for aggregate gross proceeds of approximately $5.0 million.

See Part II, Item 5, “Other Information” in this Quarterly Report for additional information regarding the Oberland Loan Agreement, the Royalty Participation Agreement and the Purchase Agreement.

In November 2024, we entered into the Kyowa License Agreement to develop and commercialize globally ziftomenib for the treatment of patients with AML and other hematologic malignancies, which may be expanded into other oncology indications at the option of Kyowa Kirin, subject to certain conditions. As of September 30, 2026, in exchange for the licenses and rights granted to Kyowa Kirin to participate in the development and commercialization of ziftomenib, we received $595.8 million.

In November 2023, we entered into a sales agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., or the Sales Agreement, under which we could offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million, or the Original ATM Facility. During each of the three and nine months ended September 30, 2026, we sold 2,563,568 shares of our common stock under the Original ATM Facility, at an average sales price of $12.64 per share, for net proceeds of approximately $31.5 million, after deducting sales agent commissions and offering expenses. As of September 30, 2026, approximately $117.6 million remained available for future sales under the Original ATM Facility. On November 2, 2026, our November 2023 automatic shelf registration statement on Form S-3 and prospectus therein relating to the Original ATM Facility expired. On November 10, 2026, we entered into an Amendment No. 1 to Sales Agreement with Leerink Partners LLC and Cantor Fitzgerald & Co., or Amendment No. 1, to, among other things, remove the $150.0 million aggregate offering price limitation from the Sales Agreement. Promptly following the filing of this Quarterly Report, we plan to file with the SEC an automatic shelf registration statement on Form S-3 and related prospectus under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock under the Sales Agreement, as amended by Amendment No. 1, having an aggregate offering price of up to an additional $150.0 million.

We have incurred operating losses and negative cash flows from operating activities since inception. As of September 30, 2026, we had an accumulated deficit of $1.4 billion. Although we have recorded product revenue related to KOMZIFTI, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of KOMZIFTI and, following regulatory approval, other products, to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of collaborators or potential collaborators. In addition, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for, our product candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

As of September 30, 2026, we had cash, cash equivalents and short-term investments of $492.1 million. We believe that our cash, cash equivalents and short-term investments as of September 30, 2026 will be sufficient to fund our current operating plan into 2028. In addition, when combined with the anticipated $180.0 million in collaboration milestone payments under the Kyowa License Agreement and additional conditional financing capacity under the Oberland Loan Agreement, we expect to have sufficient financial resources to support our operations beyond the anticipated initial topline results from the pivotal Phase 3 KOMET-017 study in 2028. Our future capital requirements will depend on many factors, including:

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

The following table provides a summary of our net cash flow activities for the periods presented, in thousands:

	Nine Months Ended September 30,
	2026	2025	Change
Net cash used in operating activities	$(202,847)	$(181,331)	$(21,516)
Net cash provided by investing activities	77,573	51,498	26,075
Net cash provided by financing activities	34,112	658	33,454

Operating Activities. The increase of $21.5 million in net cash used in operating activities for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to increases of $14.2 million in net loss and changes in operating assets and liabilities of $11.5 million, offset by a decrease of $4.8 million in amortization of premiums and accretion of discounts on short-term investments.

Investing Activities. The increase of $26.1 million in net cash provided by investing activities for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to decreases of $217.4 million in purchases of short-term investments and $3.1 million in purchases of property and equipment, offset by a decrease of $190.1 million in maturities of short-term investments and an increase of $4.3 million in purchases of investment in equity securities in Caspian.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2026 was primarily related to an aggregate of approximately $31.5 million in net proceeds from the sale of common stock under the Original ATM Facility. Net cash provided by financing activities for the nine months ended September 30, 2025 related to proceeds from the issuance of shares of common stock under our equity plans.

Contractual Obligations and Commitments

We borrowed $10.0 million of term loans, or Hercules Term Loans, under our Hercules Loan Agreement, which required us to make principal and interest payments. The Hercules Term Loans were subject to variable changes in the per annum interest rate, which is the greater of (i) the prime rate as reported in The Wall Street Journal minus 6.25% plus 8.65% and (ii) 8.65%. As of September 30, 2026, the interest rate on the Hercules Term Loans was 9.40%. On November 9, 2026, we terminated the Hercules Loan Agreement and repaid the $10.0 million outstanding principal balance, accrued interest and fees. Also on November 9, 2026, we entered into the Oberland Loan Agreement, Royalty Participation Agreement and Purchase Agreement. See Part II, Item 5, “Other Information” in this Quarterly Report for additional information.

We lease certain office and laboratory space under non-cancelable operating leases. The leases are also subject to additional variable charges for common area maintenance, property taxes, property insurance and other variable costs. See Note 8 of the unaudited condensed financial statements for additional detail related to our lease obligations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation of such internal control that occurred during our most recent quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Any of these events could prevent us from achieving or maintaining market acceptance for KOMZIFTI, could substantially increase the costs and expenses of commercializing KOMZIFTI, or could limit its commercial potential, which in turn could delay or prevent us from generating any meaningful revenues from the sale of KOMZIFTI.

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

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, in September 2025, the current administration announced agreements with certain pharmaceutical companies that requires the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals include, for example, (1) directives to reduce agency workforce and cut programs; (2) directing HHS to lower prescription drug costs for Medicare through a variety of initiatives; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. In addition, the administration is pursuing other most-favored-nation drug pricing policies for certain prescription drugs. As part of these initiatives, the administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include the finalized Global Benchmark for Efficient Drug Pricing (GLOBE) Model for certain Medicare Part B drugs and the proposed Guarding U.S. Medicare Against Rising Drug Costs (GUARD) Model for certain Medicare Part D drugs, among others. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could result in additional legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

We have observed serious adverse events in conducting clinical trials of our product candidates. The most common treatment-related serious adverse event observed to date with ziftomenib monotherapy, occurring in more than 10% of patients, is DS. While no Grade 4 or Grade 5 treatment-related DS has been observed in patients with NPM1-mutated AML treated with ziftomenib, we note that during its review of the NDA for ziftomenib for the treatment of adult patients with NPM1-mutated AML, the FDA adjudicated two cases with fatal outcomes where DS could not be ruled out as a contributing factor, although the investigators who reported such cases suspected alternate etiologies. Other treatment-related serious adverse events observed with ziftomenib monotherapy, occurring in fewer than 10% of patients, include febrile neutropenia, leukocytosis, dyspnea, pulmonary embolism, nausea, diarrhea, and increased white blood cell count. Across ongoing combination studies with ziftomenib, the most common ziftomenib-related serious adverse events observed to date include DS, febrile neutropenia, sepsis, pneumonia, vomiting, pyrexia, colitis, fatigue, nausea, pneumonitis, stomatitis, and tumor lysis syndrome.

Our FIT-001 trial represents the first time our darlifarnib compound has been tested in humans. To date, treatment-related serious adverse events have been reported in fewer than 15% of patients treated with darlifarnib, and the most commonly reported events include neutropenia, febrile neutropenia, thrombocytopenia, and pneumonia.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred losses since our inception, expect to incur losses over the next several years and may never achieve or maintain profitability.*

To date, we have financed our operations primarily through product revenues, equity and debt financings, and payments received under the Kyowa License Agreement. We have incurred losses since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Losses have resulted principally from costs incurred in connection with our research and development activities, and from selling, general and administrative costs associated with our operations. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year. We anticipate that our expenses will increase substantially if and as we:

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

On November 10 2026, we entered into the Amended ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the Amended ATM Facility.

On November 9, 2026, we entered into the Oberland Loan Agreement and the Royalty Participation Agreement and borrowed $50.0 million under the first tranche, or the Initial Advance. We may borrow additional Term Loans, subject to the applicable funding conditions. Draws under each of the second and third tranches are at our option. The fourth tranche is subject to satisfaction of the Phase 3 Milestone, and the fifth tranche is subject to mutual agreement. We cannot be certain that the applicable funding conditions will be satisfied or that additional funding will be available when needed. We are required to draw the fourth tranche following satisfaction of the Phase 3 Milestone and applicable funding conditions unless the second tranche has already been funded, in which case the fourth tranche is available at our option.

Our obligations under the Oberland Loan Agreement and the Royalty Participation Agreement are secured by liens on substantially all of our assets, including intellectual property, subject to specified exclusions. Until repayment in full of our obligations under the Oberland Loan Agreement and the Royalty Participation Agreement, we are subject to affirmative and restrictive covenants, including restrictions on additional indebtedness, liens, investments, distributions, asset transfers, mergers and acquisitions, and certain transactions with affiliates, in each case subject to specified exceptions. The Royalty Participation Agreement also requires us to use commercially reasonable efforts to obtain and maintain marketing approvals for the covered products, commercialize the covered products in the United States and ensure a continuous supply sufficient to meet market demand, and restricts our ability to withdraw or abandon an obtained U.S. marketing approval. These obligations could limit our ability to pursue business opportunities, enter into financing or strategic transactions or otherwise conduct our business.

Payment-in-kind interest under the Oberland Loan Agreement increases the outstanding principal balance of the Term Loans. The entire outstanding principal balance, including capitalized payment-in-kind interest, and all accrued and unpaid interest, and an end of term charge are due on the Maturity Date. Prepayment requires payment of a prepayment charge, if applicable, and an end of term charge. These payment obligations could reduce the cash available to fund our operations and require us to obtain additional financing, which may not be available on acceptable terms, or at all.

Repayment of the Term Loans does not, by itself, terminate our obligations under the Royalty Participation Agreement. If the royalty participation period ends on November 9, 2036, we must pay the then-applicable royalty participation cap less royalty participation payments previously received by the Royalty Holders, even if sales-based royalty payments have not reached the cap. Exercise of our option to repurchase the royalty participation prevents further advances under the Oberland Loan Agreement. Specified changes in control or events of default may also require repayment of the Term Loans or repurchase of the royalty participation. These obligations could adversely affect our liquidity and our ability to complete a financing or strategic transaction.

If we default under our term loan facility, the Lenders may accelerate our repayment obligations and take control of our pledged assets, including intellectual property, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the Lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive proceeds from pledged assets. Any declaration of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We cannot be certain that additional funding will be available on acceptable terms, or at all. Subject to limited exceptions, our term loan facility also prohibits us from incurring indebtedness without the prior written consent of the Lenders. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts.

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

Risks Related to Our Intellectual Property

If we are unable to, or if we do not, obtain and maintain intellectual property protection for our product and product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product and product candidates may be impaired.*

We intend to rely upon a combination of regulatory exclusivity periods, patents, trade secret protection, trademarks, confidentiality agreements, and license agreements to protect the intellectual property related to our current product, product candidates and development programs.

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

Darlifarnib

We have issued patents in the United States and other foreign jurisdictions covering the composition of matter of darlifarnib and certain structurally related compounds, and issued patents in the United States, Europe and other foreign jurisdictions directed to methods of using a farnesyl transferase inhibitor for treating various cancers. Although these patents are currently in force, there is no guarantee that a court would agree that any of the patents are valid or enforceable.

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

Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. PTO or third-party preissuance observations to the European Patent Office, or EPO, or become involved in patent office post-grant proceedings, such as opposition, derivation, reexamination, inter partes review, or post-grant review proceedings, challenging our patent rights or the patent rights of others. An adverse determination in any such submission or proceeding, or in litigation, could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, threats to the duration, breadth or strength of protection provided by our patents and patent applications could dissuade companies from collaborating with us to license, develop or commercialize current or future products and product candidates.

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

Risks Related to Ownership of our Common Stock

Our stock price may fluctuate significantly and you may have difficulty selling your shares based on current trading volumes of our stock.*

Our common stock has been listed on the Nasdaq Global Select Market, or Nasdaq, under the symbol “KURA” since November 5, 2015. The high and low price per share of our common stock as reported by Nasdaq during the period from November 5, 2015 through September 30, 2026, were $43.00 and $2.50, respectively. We cannot predict the extent to which investor interest in our company will sustain an active trading market on Nasdaq or any other exchange in the future. We have several stockholders, including affiliated stockholders, who hold substantial blocks of our stock. Sales of large numbers of shares by any of our large stockholders could adversely affect our trading price, particularly given our small historic trading volumes. If stockholders holding shares of our common stock sell, indicate an intention to sell, or if it is perceived that they will sell, substantial amounts of their common stock in the public market, the trading price of our common stock could decline. Moreover, if an active trading market is not sustained or if the volume of trading is limited, holders of our common stock may have difficulty selling their shares.

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

The resale of shares covered by our effective shelf registration statements could adversely affect the market price of our common stock in the public market, which would in turn negatively affect our ability to raise additional equity capital.*

The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. We have filed shelf registration statements with the SEC, which have been declared effective, to register the resale of certain shares of our common stock. The shelf registration statements permit the resale of such shares at any time, subject to restrictions under applicable law. The resale of a significant number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, we expect that, because there are a large number of shares registered pursuant to the shelf registration statements, the selling stockholders named in such registration statements will continue to offer shares covered by such shelf registration statements for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the shelf registration statements may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

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

We are a “smaller reporting company” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.*

We are a “smaller reporting company” under applicable securities regulations, and for as long as we continue to be a “smaller reporting company,” we may choose to take advantage of reduced reporting and disclosure requirements applicable to smaller reporting companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, only being required to provide two years of audited financial statements in periodic reports and not being required to have our independent registered public accounting firm audit our internal control over financial reporting under 404(b) of the Sarbanes-Oxley Act (for so long as we are also a “non-accelerated filer”, which we will be for 2026). We cannot predict if investors will find our common stock less attractive if we choose to rely on these reduced reporting and disclosure requirements. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders or the perception that such sales could occur could cause the market price of our common stock to decline. On November 10 2026, we entered into the Amended ATM Facility, under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. We have not sold any shares of our common stock under the Amended ATM Facility.

Pursuant to our Amended and Restated 2014 Equity Incentive Plan, or 2014 Plan, we are authorized to grant equity awards consisting of shares of our common stock to our employees, directors and consultants. As of September 30, 2026, we had 6,414,443 shares of common stock available for grant under the 2014 Plan, options to purchase up to an aggregate of 16,136,285 shares of common stock outstanding, 2,109,060 unvested restricted stock units outstanding and 2,480,550 unvested performance-based restricted stock units outstanding. Also, pursuant to our 2023 Inducement Option Plan, as amended, or Inducement Plan, we are authorized to grant nonstatutory stock options to individuals that were not previously our employees or directors (or following a bona fide period of non-employment), as an inducement material to the individuals’ entry into employment with us, pursuant to Nasdaq Listing Rule 5635(c)(4). As of September 30, 2026, we had 404,150 shares of common stock available for grant under the Inducement Plan and options to purchase up to an aggregate of 2,784,934 shares of common stock outstanding.

In addition, we may grant or provide for the grant of rights to purchase shares of our common stock pursuant to our 2015 Employee Stock Purchase Plan, or ESPP. As of September 30, 2026, we had 2,655,344 shares of common stock reserved for future issuance under the ESPP.

Further, as of September 30, 2026, warrants to purchase up to 26,078 shares of our common stock at an exercise price of $14.38 per share were outstanding.

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Loan and Security Agreement

On November 9, 2026, we entered into the Oberland Loan Agreement. The Oberland Loan Agreement provides up to $275.0 million in term loans in five tranches, each a Term Loan. At closing, we borrowed $50.0 million under the Initial Advance. Subject to applicable funding conditions, we may borrow $50.0 million under the second tranche and $25.0 million under the third tranche, in each case at our option on or before December 31, 2027. A $50.0 million fourth tranche is available through December 31, 2028, subject to applicable funding conditions, including our announcement of positive clinical data from the Phase 3 Milestone. Once available, the fourth tranche is mandatory unless the second tranche has already been funded, in which case the fourth tranche is available at our option. The Oberland Loan Agreement includes an uncommitted fifth tranche of up to $100.0 million, available through December 31, 2028, subject to mutual agreement and the applicable funding conditions.

Each Term Loan matures on November 9, 2033, or the Maturity Date, and bears interest at a floating rate per annum of the three-month term SOFR rate, plus 3.20%, subject to an overall interest rate floor of 6.95% and cap of 8.95%. For the first twelve quarters following each advance, 50% of the interest on such advance is payable in kind quarterly in arrears and added to the outstanding principal balance. All other interest amounts are payable in cash quarterly in arrears. All outstanding principal, including capitalized payment-in-kind interest, and accrued and unpaid interest are due on the Maturity Date.

At our option, we may prepay all, but not less than all, of the outstanding advances, together with accrued and unpaid interest, a prepayment charge, if any, an end of term charge and other amounts due under the Oberland Loan Agreement. The Oberland Loan Agreement also requires repayment upon a change in control, as defined therein.

Our obligations under the Oberland Loan Agreement and the Royalty Participation Agreement described below are required to be guaranteed by any later formed or acquired subsidiaries, each a Guarantor, and secured by liens on substantially all of our and the Guarantors’ assets, including intellectual property, subject to specified exclusions. The Oberland Loan Agreement contains customary affirmative and negative covenants, including restrictions on additional indebtedness, liens, investments, distributions, asset transfers, mergers and acquisitions, and certain affiliate transactions, subject to specified exceptions. Customary events of default may result in acceleration of our obligations.

The foregoing description of the Oberland Loan Agreement is not complete and is qualified in its entirety by reference to the text of the Oberland Loan Agreement, a copy of which will be filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2026.

In connection with closing on November 9, 2026, we terminated the Hercules Loan Agreement and repaid the $10.0 million outstanding principal balance, accrued interest and legal fees. A portion of the amounts payable under the payoff letter were funded from a portion of the Initial Advance.

Royalty Participation Agreement

On November 9, 2026, in connection with the Oberland Loan Agreement, we entered into the Royalty Participation Agreement, with Oberland as administrative and collateral agent for the Royalty Holders. Under the Royalty Participation Agreement, we are obligated to make quarterly cash payments based on U.S. net sales of ziftomenib and certain related Products, as defined in the Royalty Participation Agreement.

The royalty rates are determined by reference to the aggregate original principal amount funded under the Oberland Loan Agreement. During the royalty participation period, described below, we will owe a low single-digit royalty on the portion of annual net sales up to $250.0 million, 0% on the portion of annual net sales exceeding $250.0 million and up to $1.0 billion, and a less than 1.5% royalty on the portion of annual net sales exceeding $1.0 billion.

The royalty participation period begins October 1, 2028 and ends on the earliest of (x) November 9, 2036, or the Outside Date, (y) the date upon which the Royalty Holders receive aggregate royalty participation payments equal to the Cap Amount, and (z) payment in full of the repurchase price for the royalty participation, or the Repurchase Price. The Cap Amount equals 20.0% of the aggregate principal amount funded under the Oberland Loan Agreement, including original issue discount but excluding capitalized payment-in-kind interest. As of any date of determination, the Repurchase Price equals the then-applicable Cap Amount less aggregate royalty participation payments previously received by the Royalty Holders. If the royalty participation period ends on the Outside Date, we must pay the then-applicable Repurchase Price. Payments are payable quarterly on the last day of each quarter, based on our good-faith estimate of net cash receipts for the applicable quarter, subject to quarterly and annual reconciliation to final net sales.

We may repurchase the royalty participation in full at any time for the then-applicable Repurchase Price, after which no further advances are available under the Oberland Loan Agreement. Oberland may require us to repurchase the royalty participation at the Repurchase Price upon a change in control other than a Qualified Acquisition, as defined in the Oberland Loan Agreement, or during a continuing event of default. The Repurchase Price is automatically due upon specified bankruptcy or insolvency events. Repayment of the Term Loans alone does not terminate our royalty obligations.

The Royalty Participation Agreement also requires us to use commercially reasonable efforts to obtain marketing approvals for covered products, including the specified AML approval following positive clinical data from KOMET-017; commercialize approved products in the United States; maintain approvals necessary for U.S. commercialization for all approved indications; and ensure a continuous supply sufficient to meet market demand. We may not withdraw or abandon an obtained U.S. marketing approval unless required by law or required or directed by a governmental authority.

The foregoing description of the Royalty Participation Agreement is not complete and is qualified in its entirety by reference to the text of the Royalty Participation Agreement, a copy of which will be filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2026.

Securities Purchase Agreement

In connection with the Oberland Loan Agreement, on November 9, 2026, we also entered into the Purchase Agreement with TPC, an affiliate of Oberland. Pursuant to the Purchase Agreement, at the initial closing on November 9, 2026, TPC purchased an aggregate of 687,758 shares of our common stock, at a purchase price of $7.27 per share, for aggregate gross proceeds of approximately $5.0 million. TPC also agreed to purchase an additional $5.0 million of our common stock contemporaneously with the funding of the fourth tranche under the Oberland Loan Agreement. The purchase price per share for the additional shares will equal the volume-weighted average sale price, or VWAP, of our common stock over the 30 consecutive business days immediately preceding the closing.

The Purchase Agreement also grants the investors an option to purchase up to an additional $15.0 million of our common stock at a price per share equal to the VWAP of our common stock over the 30 consecutive business days immediately preceding the applicable exercise. The option is exercisable until the earliest of the maturity or repayment in full of the term loans under the Oberland Loan Agreement or the closing of certain corporate reorganization transactions. Issuances of additional shares and option shares are subject to limitations designed to comply with Nasdaq Listing Rule 5635(d), including an exchange cap and minimum purchase price requirements.

The shares issued and issuable pursuant to the Purchase Agreement will not be registered under the Securities Act at the time of issuance. The shares are being issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act, based in part on the investors’ representations that they are accredited investors acquiring the securities for investment purposes and the absence of any general solicitation or advertising. The Purchase Agreement requires us to file with the SEC, within 30 days after the date of the Purchase Agreement, a shelf registration statement covering the resale of the shares issued and issuable pursuant to the Purchase Agreement and to cause such registration statement to become effective no later than five days following receipt of notice from the SEC that it will not be reviewed or, if reviewed by the SEC, within 60 days after filing.

The foregoing description of the Purchase Agreement is not complete and is qualified in its entirety by reference to the full text of the Purchase Agreement, a copy of which will be filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2026.

Amendment to Sales Agreement

In November 2023, we entered into the Original ATM Facility under which we could offer and sell, from time to time, at our sole discretion, shares of our common stock having an aggregate offering price of up to $150.0 million. On November 2, 2026, our November 2023 automatic shelf registration statement on Form S-3 and sales agreement prospectus therein relating to the Original ATM Facility expired. On November 10, 2026, we entered into Amendment No. 1 to, among other things, remove the $150.0 million aggregate offering price limitation from the Sales Agreement. Promptly following the filing of this Quarterly Report, we plan to file with the SEC an automatic shelf registration statement on Form S-3 and related sales agreement prospectus under which we may offer and sell, from time to time, at our sole discretion, shares of our common stock under the Sales Agreement, as amended by Amendment No. 1, having an aggregate offering price of up to an additional $150.0 million.

The foregoing description of Amendment No. 1 is not complete and is qualified in its entirety by reference to the full text of Amendment No. 1, a copy of which is filed as Exhibit 10.9 to this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended.		8-K (Exhibit 3.1)	6/14/2017	001-37620

3.2	Amended and Restated Bylaws of the Registrant.		8-K (Exhibit 99.1)	1/29/2026	001-37620

4.1	Form of Common Stock certificate.		8-K (Exhibit 4.1)	3/12/2015	000-53058

4.2	Form of Warrant Agreement issued by the Registrant on November 2, 2022 to certain Lenders.		10-K (Exhibit 4.3)	2/23/2023	001-37620

4.3	Amended and Restated Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital, Inc.		10-K (Exhibit 4.4)	2/23/2023	001-37620

4.4	Warrant Agreement, dated as of November 29, 2022, by and between the Registrant and Hercules Capital IV, L.P.		10-K (Exhibit 4.5)	2/23/2023	001-37620

4.5**	Registration Rights Agreement, dated January 26, 2024, by and among the Registrant and the persons party thereto.		8-K (Exhibit 10.2)	1/26/2024	001-37620

10.1+	Second Amended and Restated Executive Employment Agreement, effective as of July 14, 2026, by and between the Registrant and Troy E. Wilson, Ph.D., J.D.	X

10.2+	Amended and Restated Executive Employment Agreement, effective as of July 14, 2026, by and between the Registrant and Brian Powl.	X

10.3+	Amended and Restated Executive Employment Agreement, effective as of July 14, 2026, by and between the Registrant and Kathleen Ford.	X

10.4+	Amended and Restated Executive Employment Agreement, effective as of July 14, 2026, by and between the Registrant and Teresa Bair.	X

10.5+	Fourth Amended and Restated Executive Employment Agreement, effective as of July 14, 2026, by and between the Registrant and Mollie Leoni, M.D.	X

10.6+	Fourth Amended and Restated Executive Employment Agreement, effective as of July 14, 2026, by and between the Registrant and Francis Burrows, Ph.D.	X

10.7+	Executive Employment Agreement, effective as of September 8, 2026, by and between the Registrant and Jennifer Fulk.	X

10.8	Consent and Waiver to Loan and Security Agreement, dated as of September 8, 2026, by and between the Registrant and Hercules Capital, Inc.	X

10.9	Amendment No. 1 to Sales Agreement, dated November 10, 2026, by and between the Registrant, Leerink Partners LLC and Cantor Fitzgerald & Co.	X

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS).	X

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

Kura Oncology, Inc.

Date: November 10, 2026	By:	/s/ Troy E. Wilson, Ph.D., J.D.
Troy E. Wilson, Ph.D., J.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Jennifer Fulk
Jennifer Fulk
Chief Financial Officer
(Principal Financial and Accounting Officer)